Form 10-Q
period 2015-06-30
Green Plains Partners LP
filed 2015-08-12
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2015

Commission File Number 001-37469

Green Plains PARTNERS LP

(Exact name of registrant as specified in its charter)

Delaware	47-3822258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Regency Parkway, Suite 400, Omaha, NE 68114	(402) 884-8700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes   ☒ No

* The registrant became subject to such requirements on June 25, 2015 and has filed all reports required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐      Non‑accelerated filer  ☒     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

The registrant had 15,889,642 common units and 15,889,642 subordinated units outstanding as of August 10, 2015.

Explanatory Note

Green Plains Partners LP is a Delaware limited partnership formed by its parent, Green Plains Inc., to provide ethanol and fuel storage, terminal and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. References to the “Partnership” in this report refer to Green Plains Partners LP and its subsidiaries. On July 1, 2015, the Partnership completed its initial public offering (the “Offering”).

Unless the context otherwise requires, references in this quarterly report on Form 10-Q to “BlendStar,” “the Company,” “we,” “our,” “us” or like terms, when used in a historical context for periods ending on or prior to June 30, 2015, refer to BlendStar LLC and its subsidiaries, the Partnership’s predecessor for accounting purposes, and when used in the present tense or for periods beginning on or after July 1, 2015, refer to Green Plains Partners LP and its subsidiaries. References to (i) “Green Plains Holdings” or “our general partner” refer to Green Plains Holdings LLC, our sole general partner; (ii) “Green Plains” or “our parent” refer to Green Plains Inc. (NASDAQ: GPRE) or, as the context may require, Green Plains Inc. and its subsidiaries, other than us, our subsidiaries and our general partner; and (iii) “Green Plains Trade” refers to Green Plains Trade Group LLC, a wholly-owned subsidiary of our parent.

Green Plains Holdings serves as the general partner of the Partnership and is wholly-owned by Green Plains. In connection with the Offering, the Partnership issued (i) 4,389,642 common units representing limited partner interests (“common units”) and 15,889,642 subordinated units representing limited partner interests (“subordinated units”) to Green Plains and its affiliates, representing an aggregate 62.5% limited partner interest in the Partnership; (ii) a 2% general partner interest in the Partnership and all of its incentive distribution rights to our general partner; and (iii) 11,500,000 common units to the public, representing a 35.5% limited partner interest in the Partnership. Green Plains, through its ownership of our general partner, controls all of the business and affairs of the Partnership and its subsidiaries. See Note 12 – Subsequent Events to the consolidated financial statements for further information regarding the Offering.

The accompanying consolidated financial statements for the three and six months ended June 30, 2015 and 2014 do not include the effects of the Offering and are not indicative of the results the Partnership expects for the remainder of 2015. While management believes that the consolidated financial statements contained herein are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and in compliance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”), the consolidated financial statements of the Company will not be indicative of the financial results that will be reported by the Partnership for periods subsequent to the Offering. The information contained in this Form 10-Q should be read in conjunction with the information contained in the Partnership’s final prospectus dated June 25, 2015 (the “Prospectus”) and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 29, 2015.

BLENDSTAR LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$4,541	$5,705
Accounts receivable, net of allowances of $1 and $6, respectively	489	484
Accounts receivable from affiliates	341	271
Prepaid expenses and other	281	454
Deferred income taxes	82	87
Total current assets	5,734	7,001

Property and equipment, net	18,170	18,568
Goodwill	10,598	10,598
Note receivable	8,100	8,100
Other assets	267	271
Deferred income taxes	1,529	1,442
Total assets	$44,398	$45,980

LIABILITIES AND MEMBERS' EQUITY
Current liabilities
Accounts payable	$347	$293
Accounts payable to affiliates	1,131	872
Accrued and other liabilities	578	350
Total current liabilities	2,056	1,515

Long-term debt	8,100	8,100
Deferred lease liability	342	329
Asset retirement obligations	357	343
Total liabilities	10,855	10,287

Member's equity	33,286	35,424
Noncontrolling interests	257	269
Total members' equity	33,543	35,693
Total liabilities and members' equity	$44,398	$45,980

See accompanying notes to the consolidated financial statements.

BLENDSTAR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Revenues
Throughput charges	$2,107	$2,073	$4,192	$4,142
Throughput charges - affiliate	988	1,029	1,952	1,719
Freight charges - affiliate	350	176	697	293
Total revenues	3,445	3,278	6,841	6,154
Operating expenses
Operations and maintenance	1,472	1,300	2,918	2,457
General and administrative	403	301	599	566
Depreciation	635	659	1,192	1,315
Total operating expenses	2,510	2,260	4,709	4,338
Operating income	935	1,018	2,132	1,816
Other income (expense)
Interest income	20	13	41	33
Interest expense	(34)	(36)	(54)	(64)
Total other income (expense)	(14)	(23)	(13)	(31)
Income before income taxes	921	995	2,119	1,785
Income tax expense	343	372	789	672
Net income	578	623	1,330	1,113
Net income attributable to noncontrolling interests	29	30	58	56
Net income attributable to BlendStar LLC	$549	$593	$1,272	$1,057

See accompanying notes to the consolidated financial statements.

BLENDSTAR LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$1,330	$1,113
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation	1,192	1,315
Amortization of debt issuance costs	4	23
Deferred income taxes	(82)	(145)
Changes in operating assets and liabilities:
Accounts receivable	(5)	408
Accounts receivable from affiliates	(70)	37
Prepaid expenses and other assets	173	155
Accounts payable and accrued liabilities	185	(313)
Accounts payable to affiliates	259	375
Other	27	49
Net cash provided by operating activities	3,013	3,017

Cash flows from investing activities:
Purchases of property and equipment	(697)	(418)
Net cash used by investing activities	(697)	(418)

Cash flows from financing activities:
Member contributions (distributions)	(3,480)	292
Net cash provided (used) by financing activities	(3,480)	292

Net change in cash and cash equivalents	(1,164)	2,891
Cash and cash equivalents, beginning of period	5,705	1,704
Cash and cash equivalents, end of period	$4,541	$4,595

Supplemental disclosures of cash flow:
Cash paid for income taxes	$1,006	$-
Cash paid for interest	$50	$50

See accompanying notes to the consolidated financial statements.

BLENDSTAR LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the Company and the Partnership

References to “BlendStar” or the “Company” in the consolidated financial statements and in these notes to the consolidated financial statements refer to BlendStar LLC, a Texas limited liability company, and its subsidiaries. References to the “Partnership” refer to Green Plains Partners LP and its subsidiaries. On July 1, 2015, Green Plains Partners LP closed its initial public offering of common units representing limited partner interests of the Partnership. The offering was pursuant to the Partnership’s Registration Statement on Form S-1. The material terms of the offering are described in the Partnership’s final prospectus dated June 25, 2015 (the “Prospectus”) and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 29, 2015. For accounting purposes, BlendStar is the predecessor of the Partnership. Green Plains Holdings LLC, a wholly-owned subsidiary of Green Plains Inc., serves as the general partner of the Partnership. References to (i) “the general partner” and “Green Plains Holdings” refer to Green Plains Holdings LLC; (ii) “the parent” and “Green Plains” refer to Green Plains Inc.; and (iii) “Green Plains Trade” refers to Green Plains Trade Group LLC, a wholly-owned subsidiary of Green Plains.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. All significant intercompany balances and transactions have been eliminated on a consolidated basis for reporting purposes. Results for the interim periods presented are not necessarily indicative of results to be expected for the entire year.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements of BlendStar as of and for the years ended December 31, 2014 and 2013, included in the Prospectus.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The adjustments are of a normal recurring nature, except as otherwise noted.

Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and other assumptions that it believes are proper and reasonable under the circumstances. The Company regularly evaluates the appropriateness of estimates and assumptions used in the preparation of its consolidated financial statements. Actual results could differ from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, impairment of long-lived assets and goodwill, and accounting for income taxes, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Description of Business

The Company owns and operates fuel holding tanks and terminals, and provides terminal services and logistics solutions to markets that currently do not have efficient access to renewable fuels. The Company operates fuel terminals at one owned and seven leased locations on approximately 28 acres in seven south central U.S. states with a combined total storage capacity of approximately 7.4 million gallons, or mmg, and throughput capacity of approximately 822 million gallons per year, or mmgy.

In addition, through its wholly-owned subsidiary, Green Plains Trucking LLC, which, subsequent to June 30, 2015 is operated through Green Plains Trucking II LLC, the Company provides fuel transportation services. Green Plains Trucking LLC transported approximately 6.9 mmg and 14.0 mmg of ethanol during the three and six months ended June 30, 2015, respectively, and 10.1 mmg and 17.2 mmg of ethanol during the three and six months ended June 30, 2014, respectively.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; services have been rendered; the price is fixed and determinable; and collectability is reasonably assured.

The Company derives revenues from fuel terminal operations and fuel transportation services through its various subsidiaries. Revenues are recognized based on volumes transported through its terminals once these services are performed, which occurs when the product is delivered to the customer.

The Company has terminal services agreements with its customers that allow its customers to deliver product to its terminals. Many of these agreements are take-or-pay agreements with expirations that vary from month-to-month to five-year terms. If a customer fails to meet an applicable minimum throughput volume for any given month, certain contracts provide the Company with the ability to charge the customer a minimum monthly charge. The Company recognizes revenue associated with minimum monthly charges when earned under the contracts.

Concentrations of Credit Risk

In the normal course of business, the Company is exposed to credit risk resulting from the possibility that a loss may occur from the failure of another party to perform according to the terms of a contract. The Company provides terminal services and logistics solutions for various related parties and third parties with a significant portion of its revenues provided by three customers, which may result in concentrations of credit risk. The Company continually monitors this credit risk exposure.

Recent Accounting Pronouncements

The Partnership will be required to adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, which replaces existing revenue recognition guidance by requiring revenue recognition to reflect the transfer of promised goods or services to customers. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Financial Accounting Standards Board has approved deferral of required adoption of the amended guidance by one year, from January 1, 2017 to January 1, 2018. Early application beginning January 1, 2017 is permitted. The Partnership has not yet selected a transition method nor has it determined the effect of the updated standard on its consolidated financial statements and related disclosures.

Effective January 1, 2016, the Partnership will adopt the amended guidance in ASC Topic 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance will be applied on a retrospective basis, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance.

2.  FAIR VALUE DISCLOSURES

The following methods, assumptions and valuation techniques were used in estimating the fair value of the Company’s financial instruments:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – directly or indirectly observable inputs such as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1; quoted prices for identical or similar assets in markets that are not active; and other inputs that are observable or can be substantially corroborated by observable market data by correlation or other means.

Level 3 – unobservable inputs that are supported by little or no market activity and that are a significant component of the fair value of the assets or liabilities. The Company currently does not have any recurring Level 3 financial instruments.

The carrying amounts of financial assets and financial liabilities with maturity of less than one year (including accounts receivables, cash and cash equivalents and accounts payables) are assumed to approximate their fair values because of the short period to maturity.

The Company uses market interest rates to measure fair value of its long‑term debt and adjusts those rates for all necessary risks, including its own credit risk. At June 30, 2015 and December 31, 2014, the carrying amount of debt approximated fair value.

3.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Tanks and terminal equipment	$11,805	$11,805
Leasehold improvements	9,330	9,330
Rail and rail equipment	4,551	4,551
Land and buildings	2,672	2,672
Other motorized equipment	1,027	357
Computer equipment, furniture and fixtures	216	208
Construction-in-progress	211	95
Total property and equipment	29,812	29,018
Less: accumulated depreciation	(11,642)	(10,450)
Property and equipment, net	$18,170	$18,568

4.  GOODWILL

The Company did not have any changes in the carrying amount of goodwill, which was $10.6 million at June 30, 2015 and December 31, 2014.

5.  DEBT

In June 2013, Birmingham BioEnergy Partners LLC, a majority-owned subsidiary of the Company, was a recipient of Qualified Low Income Community Investment Notes executed in conjunction with a New Markets Tax Credits, or NMTC, financing related to the Birmingham, Alabama terminal. In order to facilitate this financing, the Company was required to issue promissory notes payable totaling $10.0 million and a note receivable in the amount of $8.1 million. The notes payable bear interest at 1.0% per annum and require quarterly installments of interest only payments through December 31, 2019.  Beginning March 15, 2020, the notes payable require quarterly principal and interest payments in the amount of $221 thousand and mature on September 15, 2031. The Company retains the right to call $8.1 million of the promissory notes payable in 2020. In connection with the NMTC financing, income tax credits were generated for the benefit of the lender. The Company has guaranteed the lender the value of these income tax credits over their statutory lives, a period of seven years, in the event that the income tax credits are recaptured or reduced. The value of the income tax credits was estimated to be $5.0 million at the time of the transaction. The Company believes the likelihood of recapture or reduction of the income tax credits is remote, and therefore has not established a liability in connection with this guarantee.

The investors in the NMTC financing paid $1.9 million to Birmingham BioEnergy Partners LLC in the form of a promissory note and are entitled to all of the NMTC tax benefits derived from the Birmingham facility. This transaction includes a put/call provision where the Company can cause the $1.9 million to be forgiven. The Company has accounted for the $1.9 million as a grant received and reflected a reduction in the carrying value of the property and equipment at Birmingham, which will be recognized in earnings as a decrease in depreciation expense over the useful life of the property and equipment.

Scheduled long‑term debt repayments as of June 30, 2015 are as follows (in thousands):

Year Ending December 31,	Amount
2015	$-
2016	-
2017	-
2018	-
2019	-
Thereafter	8,100
Total	$8,100

Capitalized Interest

The Company’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The Company had no capitalized interest during the three and six months ended June 30, 2015 and 2014.

6.  ASSET RETIREMENT OBLIGATIONS

Under various lease agreements, the Company has certain asset retirement obligations at the time of disposition of certain machinery and equipment. The liability was initially measured at fair value and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s remaining useful life. The following table summarizes the change in the liability for the asset retirement obligations (in thousands):

Amount
Balance, December 31, 2014	$343
Additional obligations incurred	-
Accretion expense	14
Balance, June 30, 2015	$357

7.  MEMBERS’ EQUITY

Components of members’ equity are as follows (in thousands):

	Member's	Noncontrolling	Total Members'
	Equity	Interests	Equity
Balance, December 31, 2014	$35,424	$269	$35,693
Distributions	(3,410)	(70)	(3,480)
Net income	1,272	58	1,330
Balance, June 30, 2015	$33,286	$257	$33,543

8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain facilities and parcels of land under agreements that expire at various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the lease term, which resulted in a deferred lease liability of approximately $342 thousand and $329 thousand as of June 30, 2015 and December 31, 2014, respectively. The Company incurred lease expenses of $92 thousand and $197 thousand during the three and six months ended June 30, 2015, respectively, and $94 thousand and $189 thousand during the three and six months ended June 30, 2014, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2015 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2015	$302
2016	447
2017	455
2018	2
2019	-
Thereafter	-
Total	$1,206

Service Agreements

The Company has entered into agreements for contracted services with three vendors that require the Company to pay minimum monthly amounts, which expire on various dates. The Company exceeded all minimum commitments under these agreements during the three and six months ended June 30, 2015 and 2014. Aggregate minimum service payments under these agreements for the remainder of 2015 and in future fiscal years are as follows (in thousands):

Year Ending December 31,	Amount
2015	$133
2016	365
2017	222
2018	-
2019	-
Thereafter	-
Total	$720

Legal

Routinely, the Company may be involved in litigation that arises in the ordinary course of business; however, the Company currently is not party to any litigation.

9. RELATED PARTY TRANSACTIONS

The Company engages in various related party transactions with Green Plains, and other subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the Company, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on a common financial metric that management believes is reasonable. While these allocated costs are not necessarily representative of costs that may have been incurred if they were incurred from a third party, the Company believes that these costs would not have been materially different had they been calculated on a stand-alone basis. The Company recorded expenses for these shared services of approximately $176 thousand and $182 thousand for the three months and six months ended June 30, 2015, respectively, and $87 thousand and $107 thousand for the three months and six months ended June 30, 2014, respectively. In addition, the Company reimburses Green Plains for all wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the Company, which it charges to the Company for reimbursement. The Company believes that the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on behalf of the Company.

The Company has various terminal services agreements with Green Plains Trade. These agreements provide for the unloading of railcars and throughput of ethanol on behalf of Green Plains Trade at the Company’s terminals at prices ranging from $0.030 to $0.0355 per gallon of ethanol unloaded. In addition, beginning in January 2014, Green Plains Trade began utilizing the Company’s trucking services for transport of ethanol at various locations. The Company recorded revenues from Green Plains Trade under these agreements of $1.3 million and $2.6 million for the three and six months ended June 30, 2015, respectively, and $1.2 million and $2.0 million for the three and six months ended June 30, 2014, respectively.

In February 2015, the Company made an equity distribution to Green Plains in the amount of $3.3 million.

10. MAJOR CUSTOMERS AND SEGMENT REPORTING

Major Customers

Revenues from three customers, including Green Plains Trade, exceeded 10% of the Company’s total revenues for the three and six months ended June 30, 2015 and 2014, as reflected below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Green Plains Trade Group LLC	$1,338	$1,205	$2,649	$2,012
Customer A	1,015	597	1,882	1,403
Customer B	602	787	1,185	1,507

Segment Reporting

The Company accounts for segment reporting in accordance with ASC 280, Segment Reporting, which establishes standards for entities to report information about the operating segments and geographic areas in which they operate. Management has evaluated how its chief operating decision maker has organized the Company for purposes of making operating decisions and assessing performance, concluding that for the three and six months ended June 30, 2015 and 2014, the Company has one reportable segment.

11.  INCOME TAXES

The Company is a single member limited liability company and treated as a non-taxable disregarded entity in the federal and state income tax returns of Green Plains. These consolidated financial statements reflect income taxes as if the Company had filed separate federal and state tax returns. Under a tax sharing agreement between the Company and Green Plains, the Company periodically makes payments to Green Plains for its share of Green Plains’ tax liabilities. Differences between amounts due to Green Plains under the agreement and the total income tax expense to the Company, determined as if the Company filed separate tax returns, are reflected as contributions from, or distributions to, member in the consolidated statement of members’ equity. These amounts included distributions of $80 thousand for the six months ended June 30, 2015 and contributions of $292 thousand for the six months ended June 30, 2014.

Income taxes are accounted for under the asset and liability method. Income taxes payable were $0.7 million at June 30, 2015 and $0.8 million at December 31, 2014, and are reflected in accounts payable to affiliates in the consolidated balance sheets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income tax expense was $343 thousand and $789 thousand for the three and six months ended June 30, 2015, respectively, and $372 thousand and $672 thousand for the three and six months ended June 30, 2014, respectively. The effective tax rate was approximately 37.2% for both the three and six months ended June 30, 2015 and 37.4% and 37.6% for the three and six months ended June 30, 2014, respectively.

12. SUBSEQUENT EVENTS

Initial Public Offering

On June 26, 2015, the common units of the Partnership began trading under the symbol “GPP” on The NASDAQ Global Market. On July 1, 2015, the Partnership closed the initial public offering of 11,500,000 common units to the public at a price of $15.00 per common unit (the “Offering”).

In connection with the Offering, the Partnership issued (i) 4,389,642 common units and 15,889,642 subordinated units to Green Plains and its affiliates, representing an aggregate 62.5% limited partner interest in the Partnership; (ii) a 2% general partner interest in the Partnership and all of its incentive distribution rights to the general partner; and (iii) 11,500,000 common units to the public, representing a 35.5% limited partner interest in the Partnership. The general partner controls all of the business and affairs of the Partnership and its subsidiaries. Green Plains contributed certain assets to the Partnership, including its ethanol storage facilities, fuel terminal facilities, and transportation assets, including its leased railcar fleet.

The Partnership received net proceeds of $157.9 million from the sale of 11,500,000 common units, after deducting underwriting discounts of $10.6 million, structuring fees of $0.9 million and other offering expenses of approximately $3.1 million. The Partnership used the net proceeds to make a cash distribution of $155.3 million to Green Plains, in part, as a reimbursement for certain capital expenditures incurred with respect to its assets, to pay $0.9 million in origination fees under its new revolving credit facility and retained the remaining $1.7 million of these net proceeds for general Partnership purposes.

The following descriptions relate to agreements entered into in connection with the Offering on July 1, 2015. For additional information and the agreements in their entirety, please refer to the Prospectus and the current report on Form 8-K filed with the SEC on July 6, 2015.

Omnibus Agreement

In connection with the Offering, the Partnership entered into an omnibus agreement with Green Plains and certain of its affiliates that addresses the following matters:

•

the Partnership’s obligation to reimburse Green Plains for certain direct or allocated costs and expenses incurred by Green Plains in providing general and administrative services (reimbursement is in addition to certain expenses of the general partner and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of the Green Plains Partners LP (the “Partnership Agreement”));

•

the prohibition of Green Plains, and its subsidiaries, from owning, operating or investing in any business that owns or operates ethanol or fuel terminals or ethanol or fuel transportation assets in the United States, subject to certain exceptions;

•	the Partnership’s right of first offer to acquire certain assets if Green Plains decides to sell them for up to five years from the consummation of the Offering;
•	a nontransferable, nonexclusive and royalty-free license to use the Green Plains trademark and name;
•	the allocation of taxes among the parent, the Partnership and the Partnership’s affiliates and the parent’s preparation and filing of tax returns; and
•

an indemnity by Green Plains for certain environmental and other liabilities and the Partnership’s obligation to indemnify Green Plains and its subsidiaries for events and conditions associated with the operation of Partnership assets that occur after the closing of the Offering and for environmental liabilities related to Partnership assets to the extent Green Plains is not required to indemnify the Partnership.

If Green Plains or its affiliates cease to control the general partner, then either Green Plains or the Partnership may terminate the omnibus agreement; provided, however, that (i) the indemnification obligations of the parties will survive in accordance with their respective terms; and (ii) Green Plains’ obligation to reimburse the Partnership for certain operational failures will survive in accordance with its terms.

Contribution, Conveyance and Assumption Agreement

On July 1, 2015, in connection with the Offering, the Partnership entered into a Contribution, Conveyance and Assumption Agreement (the “Contribution Agreement”) with the general partner, Green Plains, Green Plains Operating Company LLC (“OpCo”), Green Plains Obion LLC (“Obion”) and Green Plains Trucking LLC (“Trucking”), whereby, concurrently with the closing of the Offering, the following transactions, among others, occurred:

•

Green Plains conveyed its 2.25% limited liability company interest in OpCo to the general partner, which the general partner then conveyed to the Partnership in exchange for a continuation of the general partner interest and all of the limited partner interests in the Partnership classified as “Incentive Distribution Rights” under the Partnership Agreement;

•	Green Plains conveyed its remaining 97.75% limited liability company interest in OpCo to the Partnership in exchange for 3,629,982 common units and 13,139,822 subordinated units;
•	Obion conveyed its 10.32% limited liability company interest in Green Plains Ethanol Storage LLC to the Partnership in exchange for 649,705 common units and 2,351,806 subordinated units; and
•	Trucking conveyed its 100% interest in Green Plains Trucking II LLC to the Partnership in exchange for 109,955 common units and 398,014 subordinated units.

Operating Services and Secondment Agreement

In connection with the Offering, the general partner entered into an operational services and secondment agreement with Green Plains pursuant to which Green Plains seconds certain employees to the general partner to provide management, maintenance and operational functions with respect to Partnership operations. These functions will include regulatory matters, health, environment, safety and security programs, operational services, emergency response, training of employees, finance and administration, human resources and business operations and planning. During their period of secondment to the general partner, the seconded personnel will be under the direct management and supervision of the general partner.

The general partner will reimburse the parent for the cost of the seconded employees, including their wages and benefits. If a seconded employee does not devote 100% of his or her time to providing services to the general partner, the general partner will reimburse the parent for only a prorated portion of such employee’s overall wages and benefits, based on the percentage of the employee’s time spent working for the general partner. The parent will bill the general partner monthly in arrears for services provided during the prior month, and payment shall be due within 10 days of the general partner’s receipt of the invoice.

Credit Facility

In connection with the Offering, our primary operating subsidiary, OpCo, as borrower, entered into an agreement for a five-year, $100.0 million revolving credit facility (the “Revolver”) with Bank of America, N.A., as administrative agent, and certain other commercial lending institutions as lenders and letter of credit issuing banks. The Revolver, which matures July 2020, is available to fund working capital, acquisitions, distributions, capital expenditures and for other general Partnership purposes. The Revolver contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the Company’s ability to incur additional indebtedness, acquire and sell assets, create liens, make investments, make distributions, and material amendments to the Company’s commercial agreements with Green Plains Trade.

Commercial Agreements

In connection with the Offering, the Partnership (1) entered into (i) a ten-year fee-based ethanol storage and throughput agreement; (ii) a six-year fee-based rail transportation services agreement; and (iii) a one-year fee-based trucking transportation agreement and (2) assumed (i) an approximately 2.5-year fee-based terminaling agreement for the Company’s Birmingham, Alabama unit train terminal; and (ii) various other terminaling agreements for the Company’s other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput agreement and certain of the terminaling agreements, including the terminaling agreement for the Birmingham facility, are supported by minimum volume commitments, and the rail transportation services agreement is supported by minimum take-or-pay capacity commitments. All of the commercial agreements with Green Plains Trade include provisions that permit Green Plains Trade to suspend, reduce or terminate its obligations under the applicable commercial agreement if certain events occur. Under all of the commercial agreements, these events include a material breach of the applicable commercial agreement by the Partnership, the occurrence of certain force majeure events that would prevent the Company or Green Plains Trade from performing the respective obligations under the applicable commercial agreement and the minimum commitment, if any, not being available to Green Plains Trade for any reason not resulting from or relating to an action or inaction by Green Plains Trade. If Green Plains Trade reduces its minimum commitment under the commercial agreements, Green Plains Trade will be required to pay fees only on the revised minimum commitments.

Distributions to Unitholders

The Partnership intends to pay a minimum quarterly distribution of $0.40 per unit per quarter, which equates to $13.0 million per quarter, or $51.9 million per year, based on the 2% general partner interest and the number of common and subordinated units outstanding immediately after closing of the Offering. However, the Partnership does not have a legal or contractual obligation to pay this distribution.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Green Plains Partners LP is a Delaware limited partnership formed on March 2, 2015 by its parent, Green Plains Inc., to provide ethanol and fuel storage, terminal and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. References to the “Partnership” in this report refer to Green Plains Partners LP and its subsidiaries.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and notes thereto presented in this quarterly report on Form 10-Q, as well as the historical consolidated financial statements of the Partnership’s accounting predecessor for financial reporting purposes, BlendStar LLC, included in our final prospectus (the “Prospectus”) dated June 25, 2015, and filed with the Securities and Exchange Commission (the “SEC”), pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on June 29, 2015 in connection with our initial public offering (the “Offering”), which was completed on July 1, 2015. The accompanying consolidated financial statements for the three and six month ended June 30, 2015 and 2014 do not include the effects of the Offering and are not indicative of the results the Partnership expects for the remainder of 2015. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “Cautionary Information Regarding Forward-Looking Statements” and “Part II, Item 1A. Risk Factors.”

Unless the context otherwise requires, references in this Form 10-Q to “BlendStar,” “the Company,” “we,” “our,” “us” or like terms, when used in a historical context for periods ending on or prior to June 30, 2015, refer to BlendStar LLC and its subsidiaries as the Partnership’s predecessor for accounting purposes, and when used in the present tense or for periods beginning on or after July 1, 2015, refer to Green Plains Partners LP and its subsidiaries. References to (i) “Green Plains Holdings” or “our general partner” refer to Green Plains Holdings LLC, our sole general partner; (ii) “Green Plains” or “our parent” refer to Green Plains Inc. or, as the context may require, Green Plains Inc. and its subsidiaries, other than us, our subsidiaries and our general partner; and (iii) “Green Plains Trade” refers to Green Plains Trade Group LLC, a wholly-owned subsidiary of our parent.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, followed by, or that include words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and words and phrases of similar impact, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may turn out to be incorrect. They may be based on inaccurate assumptions or may not account for known or unknown risks and uncertainties. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report expressly qualify all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in the Prospectus. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, including, but not limited to, changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; the price availability and acceptance of alternative fuels and alternative fuel vehicles and laws mandating such fuels or vehicles; changes in operational costs for our facilities and railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; the ability and willingness of parties with whom we have material relationships, including Green Plains

Trade, to perform their obligations to us; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets generally; and other risk factors detailed in our reports filed with the SEC.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this report or in any document incorporated by reference might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a fee-based Delaware limited partnership that provides ethanol and fuel storage, terminal and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. Our assets, liabilities and results of operations prior to July 1, 2015 consisted of the fuel terminals and transportation assets of BlendStar, as presented in the consolidated financial statements in this report.

Initial Public Offering

On May 18, 2015, the Partnership filed a Registration Statement on Form S-1 with the SEC, which was declared effective, as amended, on June 25, 2015. On July 1, 2015, the Partnership completed its  Offering of 11,500,000 common units representing limited partner interests (“common units”) at a price of $15.00 per common unit, which included 1,500,000 common units issued pursuant to the exercise of the underwriters' over-allotment option. The Partnership is traded under the symbol “GPP” on The NASDAQ Global Market. As of July 1, 2015, our assets include:

•

Ethanol Storage Facilities. We own 27 ethanol storage facilities located at or near our parent’s twelve ethanol production plants located in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee with a combined on-site ethanol storage capacity of approximately 26.6 million gallons, or mmg, and aggregate throughput capacity of approximately 1,330 million gallons per year, or mmgy. Our ethanol storage assets are the principal method of storing and loading the ethanol that our parent produces at its ethanol production plants for delivery to its customers.

•

Fuel Terminal Facilities. We provide terminal services and logistics solutions through our fuel terminal facilities that we own and operate. These fuel terminal facilities, at eight locations in seven south-central U.S. states, have fuel holding tanks and access to major rail lines for transporting ethanol or other fuels. Our fuel terminal facilities have a combined total storage capacity of approximately 7.4 mmg.

•

Transportation Assets. Our transportation assets include a leased railcar fleet of approximately 2,200 railcars with an aggregate capacity of approximately 66.3 mmg as of June 30, 2015, that is dedicated to transporting products under commercial agreements with our parent, including ethanol and other fuels, from our fuel terminal facilities or third-party production facilities to refineries throughout the United States and international export terminals. In addition, we utilize a fleet of four tanker trucks to provide fuel transport services.

The Partnership received net proceeds of $157.9 million from the sale of 11,500,000 common units, after deducting underwriting discounts of $10.6 million, structuring fees of $0.9 million and other offering expenses of approximately $3.1 million. The Partnership used the net proceeds to make a cash distribution of $155.3 million to Green Plains, in part, as a reimbursement for certain capital expenditures incurred with respect to its assets, to pay $0.9 million in origination fees under its new revolving credit facility and retained the remaining $1.7 million of these net proceeds for general Partnership purposes.

Green Plains currently owns a 62.5% limited partner interest in us, all of our incentive distribution rights and our general partner and its 2% general partner interest in us. We will generate a substantial portion of our revenues under fee-based commercial agreements with Green Plains Trade for receiving, storing, transferring and transporting ethanol and other fuels. We do not take ownership of, or receive any payments based on the value of, the ethanol or other fuels we handle; as a result, we do not have any direct exposure to fluctuations in commodity prices.

In connection with the closing of the Offering on July 1, 2015, the Partnership entered into (i) an Omnibus Agreement; (ii) a Contribution, Conveyance and Assumption Agreement; (iii) an Operational Services and Secondment Agreement; (iv) a Credit Facility Agreement; and (v) various Commercial Agreements. For additional information related to these arrangements, please refer to “Certain Relationships and Related Party Transactions – Agreement with Affiliates in Connection with the Transactions” and “Business – Commercial Agreements with our Parent’s Affiliates” in the Prospectus and Note 12 – Subsequent Events to the consolidated financial statements in this Form 10-Q.

Emerging Growth Company Status

With less than $1.0 billion in revenue during our most recent fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we may, for up to five years, take advantage of specified exemptions from reporting and other regulatory requirements that are otherwise applicable generally to public companies. These exemptions include:

•	exemption from the auditor attestation requirement on the effectiveness of our system of internal control over financial reporting;
•	exemption from the adoption of new or revised financial accounting standards until they would apply to private companies;
•

exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; and

•	reduced disclosure about executive compensation arrangements.

We may take advantage of these provisions until we are no longer an emerging growth company, which will occur on the earliest of (i) the last day of the fiscal year following the fifth anniversary of the Offering; (ii) the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; (iii) the date on which we have more than $700.0 million in market value of our common units held by non-affiliates; or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over a three-year period.

We have elected to take advantage of all of the applicable JOBS Act provisions, except that we will elect to opt out of the exemption that allows emerging growth companies to extend the transition period for complying with new or revised financial accounting standards. This election is irrevocable. Accordingly, the information that we provide you may be different than what you may receive from other public companies in which you hold equity interests.

How We Generate Revenue

A substantial portion of our revenues and cash flows will be derived from commercial agreements with Green Plains Trade. In connection with the Offering, we (1) entered into (i) a ten-year fee-based storage and throughput agreement; (ii) a six-year fee-based rail transportation services agreement; and (iii) a one-year fee-based trucking transportation agreement, and (2) assumed (i) an approximately 2.5-year terminaling agreement for our Birmingham, Alabama-unit train terminal; and (ii) various other terminaling agreements for our other fuel terminal facilities, each with Green Plains Trade. Our storage and throughput agreement, and certain of our terminaling agreements, including the terminaling agreement for the Birmingham facility, are supported by minimum volume commitments, and our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay us fees for these minimum commitments regardless of the actual throughput or volume, capacity used or the amount of product tendered to us for transport, assuring us that during the terms of these agreements, we will receive a certain amount of revenue from the services we provide to our customers. We believe that the nature of these arrangements will provide stable and predictable cash flows over time.

Under our storage and throughput agreement, Green Plains Trade is obligated to throughput a minimum of 212.5 mmg, per calendar quarter of product (equivalent to 850 mmgy) at our storage facilities, representing approximately 85% of our parent’s production capacity as of December 31, 2014. Green Plains Trade will exclusively put all of its affiliates’ ethanol production through our facilities; except that Green Plains Trade may exclude up to 2% of its production of alcohol and non-transportation fuels. Green Plains Trade is obligated to pay $0.05 per gallon on all volumes throughput under our storage and throughput agreement, subject to an inflation escalator based on the producer price index, or PPI, following the last day of the fifth year of the primary term. At the closing of the Offering, the remaining primary term of our storage and throughput agreement was ten years. Our storage and throughput agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate at least 360 days prior to the end of the remaining primary term or any renewal term. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, then Green Plains Trade will pay us a deficiency payment equal to (1) the deficiency volume of product multiplied by (2) the applicable terminal or throughput fee during the quarter, or a quarterly deficiency payment. The amount of any quarterly deficiency payment paid by Green Plains Trade may be applied as a credit for any volumes throughput by Green Plains Trade in excess of the minimum volume commitment during any of the next four quarters, after which time any unused credits will expire.

Under our terminaling agreement for the Birmingham facility, Green Plains Trade is obligated to pay $0.0355 per gallon on the throughput minimum volume commitment of approximately 2.8 million gallons per month of ethanol and other fuels (equivalent to 33.2 mmgy), as well as fees for providing related ancillary services. At the closing of the Offering, the remaining term of this terminaling agreement was approximately 2.5 years and will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate at least 90 days prior to the end of the remaining primary term or any renewal term. Certain of our other terminaling agreements with Green Plains Trade and third parties also contain minimum volume commitments with various remaining terms.

Under our rail transportation services agreement, Green Plains Trade is obligated to use us to transport ethanol and other fuels from the receipt points identified by Green Plains Trade to nominated delivery points. Green Plains Trade is obligated to pay a monthly rail transportation services fee of approximately $0.0361 per gallon for the railcar volumetric capacity we provide. Our leased railcars are subject to lease agreements with various terms. At the closing of the Offering, the remaining primary term of our rail transportation services agreement was six years. Our rail transportation services agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate at least 360 days prior to the end of the remaining primary term or any renewal term. Upon the expiration of the terms of each railcar lease agreement, the minimum take-or-pay capacity commitment shall be reduced by the volumetric capacity of the railcars subject to the expired railcar lease agreements. The weighted average term of the railcar lease agreements as of June 30, 2015 was 2.9 years.

Under our rail transportation services agreement, Green Plains Trade is also obligated to use us for the logistical operations management and other services related to the railcar volumetric capacity not provided by us and used for the transportation of ethanol and other fuels. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services.

For more information about our commercial agreements with Green Plains Trade, including Green Plains Trade’s minimum commitments under these agreements, please refer to the Prospectus and our current report on Form 8-K filed with the SEC on July 6, 2015.

How we generate revenue following the closing of the Offering differs from how we have historically generated revenue. For more information, please read “Factors Affecting the Comparability of Our Financial Results” below.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) volumes and capacity; (ii) operations and maintenance expenses; and (iii) Adjusted EBITDA, each as defined below. Following the completion of the Offering, distributable cash flow, as defined below, will be an additional metric used in analyzing the Partnership’s performance.

Volumes and Capacity

Our revenues primarily depend on the volumes of ethanol and other fuels that we store or throughput at our ethanol storage facilities and fuel terminal facilities, or the volumetric capacity utilized to transport ethanol and other fuels by rail, a substantial portion of which are supported by minimum commitments. The volumes of ethanol and other fuels that we store, throughput or transport, and the railcar volumetric capacity we lease are primarily affected by the supply of and demand for ethanol and other fuels in the markets served directly or indirectly by our assets, and depend substantially on our parent’s operating margins on ethanol produced at its ethanol production plants. Although Green Plains Trade commits to minimum volumes or minimum take-or-pay capacity under our commercial agreements, our results of operations may be impacted by:

•	Green Plains Trade’s utilization of our assets in excess of its minimum volume commitments;
•	our ability to identify and execute accretive acquisitions and organic expansion projects and capture incremental volumes or capacity from Green Plains Trade or third parties; and
•

our ability to retain Green Plains Trade as a customer, enter into contracts with new customers and increase customer commitments, storage and throughput volumes, in the case of our ethanol storage and fuel assets, and available volumetric capacity, in the case of our railcar assets.

Operations and Maintenance Expenses

Our management seeks to maximize the profitability of our operations by effectively managing operations and maintenance expenses. These expenses are comprised primarily of lease expenses, labor expenses, outside contractor expenses, insurance premiums, repairs and maintenance expenses and utility costs, including lease expenses associated with our railcars. These expenses generally remain relatively stable across broad ranges of storage, throughput and transportation volumes and usage, but they can fluctuate from period to period depending on the maintenance activities performed during that period. We seek to manage our maintenance expenses by scheduling maintenance activities over time to avoid significant variability in our cash flows.

Adjusted EBITDA and Distributable Cash Flow

We define Adjusted EBITDA as earnings before interest expense, income tax expense, depreciation and amortization plus adjustments related to minimum commitments, deficiency payments and net losses on asset sales. We define distributable cash flow as Adjusted EBITDA less cash paid for interest expense and maintenance capital expenditures. Adjusted EBITDA and distributable cash flow are presentations not made in accordance with U.S. generally accepted accounting principles (“GAAP”). Adjusted EBITDA and distributable cash flow are supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess (1) in the case of Adjusted EBITDA, our operating performance as compared to other publicly-traded partnerships, without regard to historical cost basis, capital structure or financing methods; and (2) in the case of distributable cash flow, (i) our operating performance as compared to other publicly-traded partnerships, without regard to historical cost basis; (ii) the ability of our assets to generate sufficient cash flow to make distributions to our unit holders; and (iii) the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe that the presentation of Adjusted EBITDA, and distributable cash flow following the completion of the Offering, will provide useful information to investors in assessing our results of operations. The GAAP measure most directly comparable to Adjusted EBITDA and distributable cash flow is net income. Adjusted EBITDA and distributable cash flow should not be considered alternatives to GAAP net income, operating income or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income. Additionally, because Adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of Adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing its utility. You should not consider Adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income to Adjusted EBITDA on a historical basis for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$578	$623	$1,330	$1,113
Interest expense	34	36	54	64
Income tax expense	343	372	789	672
Depreciation and amortization	635	659	1,192	1,315
Adjusted EBITDA	$1,590	$1,690	$3,365	$3,164

Factors Affecting the Comparability of Our Financial Results

Our results of operations following the closing of the Offering are not expected to be comparable to our historical results of operations for a number of reasons, including those described below.

Revenues

A substantial portion of our revenues and cash flows are derived from commercial agreements with Green Plains Trade. In connection with the Offering, we (1) entered into (i) a ten-year fee-based storage and throughput agreement; (ii) a six-year fee-based rail transportation services agreement; and (iii) a one-year fee-based trucking transportation agreement, and (2) assumed (i) an approximately 2.5-year terminaling agreement for our Birmingham, Alabama unit train terminal; and (ii) various other terminaling agreements for our other fuel terminal facilities, each with Green Plains Trade. Our storage and throughput agreement and certain of our terminaling agreements, including the terminaling agreement for the Birmingham facility, are supported by minimum volume commitments, and our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Historically, other than our terminaling agreements, we did not have long-term fee-based commercial agreements with Green Plains Trade at our facilities. Therefore, as a result of entering into the new transportation services agreements and the storage and throughput agreement, we expect a significant increase in revenues for the remainder of 2015 compared to 2014.

Prior to the closing of the Offering, our ethanol storage facilities did not generate revenues, since these assets were part of the integrated operations of our parent and documented intercompany arrangements did not exist. As a result, our affiliates recognized costs but did not record a significant amount of revenues associated with these assets. Our transportation assets generated only minimal revenue during the three months and six months ended June 30, 2015 and 2014.

Operations and Maintenance Expenses

In connection with the Offering, we entered into an operational services and secondment agreement with our parent under which we will pay fees to our parent with respect to certain management, maintenance and operational services to us in support of our facilities. We recorded direct costs of running our businesses, as well as certain costs allocated from our parent. As such, we expect that there will be differences in the results of our operations between our historical consolidated financial statements and our future financial statements. For more information about these charges and the services covered by these agreements, please refer to “Certain Relationships and Related Party Transactions—Agreement with Affiliates in Connection with the Transactions” in the Prospectus and see Note 9 – Related Party Transactions and Note 12 – Subsequent Events to the consolidated financial statements in this Form 10-Q.

General and Administrative Expenses

Our general and administrative expenses included direct monthly charges for the management and operation of our assets and certain expenses allocated by our parent for general corporate services, such as treasury, accounting, human resources and legal services. These expenses were charged or allocated to us based on the nature of the expenses and our proportionate share of employee time or capital expenditures and operating expenses. Our parent will charge us fees under our omnibus agreement for certain general and administrative services, such as treasury, accounting and legal services that our parent will continue to provide to us. These fees are based on an allocation of the costs associated with providing these services to us. For more information about our reimbursement of our parent and the fees and the services covered by it, please read “Certain Relationships and Related Party Transactions—Agreement with Affiliates in Connection with the Transactions” in the Prospectus and see Note 9 – Related Party Transactions and Note 12 – Subsequent Events to the consolidated financial statements in this Form 10-Q. We also expect to incur an additional $2.0 million of incremental annual general and administrative expenses as a result of being a separate publicly-traded partnership that are not reflected in our historical audited consolidated or unaudited consolidated financial statements.

Financing

There are differences in the way we finance our operations as compared to the way we historically financed our operations. Historically, our operations were financed as part of our parent’s integrated operations and our parent did not charge us for financing our operations. Additionally, we largely relied on internally-generated cash flows and capital contributions from our parent to satisfy our capital expenditure requirements. Subsequent to the Offering, we intend to make cash distributions to our unitholders at an initial distribution rate of $0.40 per unit per quarter ($1.60 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the cash generated by our operations. As a result, we expect to fund future capital expenditures and acquisitions primarily from external sources, including borrowings under our $100.0 million revolving credit facility (the “Revolver”) and future issuances of equity and debt securities.

Factors That May Influence Future Results of Operations

Supply and Demand for Ethanol and Other Fuels

The volume of ethanol and other fuels that we handle at our facilities and the amount of available volumetric capacity that we provide or for which we perform railcar-specific transportation services ultimately depends on ethanol production and other fuel blending margins. Ethanol production and other fuels blending margins are dependent mostly upon the price of ethanol’s and other fuel’s feedstocks, respectively, and, in turn, the price of ethanol and fuels. These prices are affected by numerous factors beyond our control, including the global supply and demand for ethanol and other fuels. The supply of ethanol will depend on numerous factors, including feedstock pricing, mandated use of renewable fuels, improvements in technology, emission reduction standards and other environmental regulation and other factors.

The United States is the world’s largest producer and consumer of fuel ethanol. According to the United States Department of Agriculture’s Foreign Agriculture Service, collectively, the United States and Brazil account for over 80% of all fuel ethanol production and fuel ethanol consumption (based on latest publicly-available data). Rather than producing ethanol using corn as its primary feedstock, Brazil’s ethanol production is sugarcane-based.

Led by the United States, global ethanol production has grown significantly over recent years, as approximately 30 countries either mandate or incentivize ethanol and bio-diesel blending for motor fuels. Annual reported global production has increased from approximately 5.0 billion gallons in 2001 to approximately 24.6 billion gallons in 2014, according to the U.S. Energy Information Administration, or EIA, and the Renewable Fuels Association. We believe global demand for ethanol, as a proportion of total transportation fuels demand, will continue to increase due to a continuing focus on reducing reliance on petroleum-based transportation fuels.

In 2010, the United States became the world’s leading supplier of ethanol, according to the EIA. In 2014, the United States imported approximately 75 mmg and exported approximately 850 mmg of ethanol. U.S. ethanol exports were approximately 600 mmg and imports were approximately 400 mmg for 2013. At present, approximately 94% of the ethanol produced domestically is used and marketed to the United States, with the remaining being used and marketed worldwide, mainly in Canada.

In the near term, we expect supply and demand for ethanol and other fuels to remain stable. We believe that our Adjusted EBITDA and distributable cash flow will not be materially impacted in the near term because of our multi-year storage and throughput, terminaling and transportation agreements with minimum commitments. However, our ability to grow through expansion or acquisitions and our ability to renew or extend our storage and throughput, terminaling and transportation agreements could be impacted by a long-term reduction in supply or demand.

Financial Condition and Results of Operations of Our Parent

The services we provide under commercial agreements with Green Plains Trade will initially account for a substantial portion of our revenues and therefore we will be subject to the risk of nonpayment or nonperformance by Green Plains Trade under the commercial agreements. We have entered into guarantees with our parent under our storage and throughput agreement and our transportation agreements in which our parent guarantees Green Plains Trade’s obligations under each of those commercial agreements. The guarantees provided by our parent are guarantees of payment and performance and not of collection. Ethanol production and marketing is a highly-competitive business subject to changing market demands and regulatory environments. Any change in our parent’s business or financial strategy to meet such demands or requirements may negatively impact our parent’s financial condition, results of operations or cash flows and, any event, whether related to our operations or otherwise, that materially and adversely affects Green Plains Trade’s financial condition, results of operations or cash flows, in each case, may, in turn, adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Regulatory Environment

The domestic market for ethanol is impacted by federal mandates for blending ethanol with gasoline. The Renewable Fuel Standard II, or RFS II, statutory mandate level for conventional biofuels for 2015 is 15.0 billion gallons and for 2014 was 14.4 billion gallons, which approximated 2014 domestic production levels. The EPA proposed volume requirements for 2014, 2015 and 2016 on May 29, 2015. It is obligated by a consent decree to finalize those requirements for 2014 and 2015 by November 30, 2015. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS II mandate. Any significant increase in production capacity beyond the RFS II mandated level may have an adverse impact on ethanol prices.

Since government usage mandates impact ethanol production, any changes in the near term to such governmental usage mandates could adversely affect the market for ethanol and our results of operations. Examples of such changes include:

•	various legislation that has been introduced in the U.S. Congress aimed at reducing or eliminating the renewable fuel use required by RFS II;
•	the EPA currently has the ability to reduce the 2015 mandate levels for conventional biofuels or grant a waiver in the future; and
•	revisions to corporate average fuel economy standards preferences could reduce the growth of markets in excess of E10 and result in lower ethanol prices.

To the extent that any such federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our parent and Green Plains Trade and, consequently, our ability to operate profitably.

On April 17, 2015, the U.S. Department of Transportation, or DOT, announced rail safety changes for transportation of ethanol and other liquids. Effective immediately, transportation of Class 3 flammable liquids, such as ethanol, will be subject to new safety advisories, notices and an emergency order issued by the DOT, Federal Railroad Administration and Pipeline and Hazardous Materials Safety Administration. The emergency order limits trains to a maximum authorized operating speed limit when passing through highly-populated areas and carrying large amounts of ethanol or other Class 3 flammable liquids.

On May 1, 2015, the DOT in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains.” The rule calls for an enhanced tank car standard known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule beginning in May 2017 for retrofitting or replacing older tank cars carrying crude oil and ethanol. U.S. and Canadian shippers will have until May 1, 2023 to phase out or upgrade older DOT-111 tank cars in ethanol service. Shippers will have until July 1, 2023 to retrofit or replace non-jacketed CPC-1232 tank cars, and until May 1, 2025 to retrofit or replace jacketed CPC-1232 tank cars, transporting ethanol in the U.S. and Canada. The rule also establishes new braking standards that are intended to reduce the severity of accidents and the so-called “pile-up effect.” Under prescribed circumstances, new operational protocols apply including reduced speed, routing requirements and local government notifications. In addition, companies that offer hazardous material for transportation must develop more accurate classification protocols. The final rule may have an adverse effect on our operations as lease costs for railcars may likely increase. Additionally, existing railcars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product. We intend to retrofit or replace any of our leased railcars to abide by any such new regulation and any such costs of retrofit will be reimbursed by Green Plains Trade under our rail transportation services agreement.

Availability of Railcars

We do not own our fleet of railcars, and the long-term growth of our business is dependent on the availability of railcars to transport ethanol and other fuels on reasonable terms. The availability of such railcars is not within our control and they may become unavailable due to increased demand, maintenance or other logistical constraints. Shortages of railcars in the future due to increased demand for railcar transportation or changes in regulatory standards applicable to railcars could negatively impact our business and our ability to grow that business.

Organic Growth

Our parent has announced that it is expanding production at its ethanol production plants by approximately 100 mmgy and will explore certain other expansion projects at its ethanol production plants in the future. These expansion projects, when implemented, will enable us to utilize the strategic location and capacity of our assets and will increase annual storage and throughput at our facilities. We expect that our capital expenditures associated with any such potential expansion projects will be minimal since our ethanol storage facilities currently have available unused capacity to accommodate growth in our parent’s throughput. We anticipate that our parent may consider expansion projects in the future that could provide us with organic growth opportunities.

Acquisition Opportunities

Our parent has stated that it intends to continue to pursue potential accretive acquisitions of additional ethanol production plants, expand its existing plants and further develop its downstream ethanol distribution services. We believe the U.S. ethanol production industry is poised for further consolidation and that our parent has an ability to acquire accretive ethanol production assets. We expect to pursue strategic acquisitions independently and jointly with our parent that complement and grow our business. In addition, under our omnibus agreement, we were granted a five-year right of first offer on any (1) ethanol storage or terminal assets that our parent may acquire or construct in the future, (2) fuel storage or terminal facilities that our parent may acquire or construct in the future, and (3) ethanol and fuel transportation assets that our parent currently owns or may acquire in the future, before selling or transferring any of those assets to any third party.

Critical Accounting Policies and Estimates

This disclosure is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe are proper and reasonable under the circumstances. We regularly evaluate the appropriateness of estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including but not limited to those relating to revenue recognition, depreciation of property and equipment, impairment of long-lived assets and goodwill, and asset retirement obligations, are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. As of June 30, 2015, there have been no significant changes to our critical accounting policies and related estimates previously disclosed in the Prospectus. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in the Prospectus.

Recent Accounting Pronouncements

The Partnership will be required to adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, which replaces existing revenue recognition guidance by requiring revenue recognition to reflect the transfer of promised goods or services to customers. The updated standard permits the use of either the retrospective or cumulative effect transition method. The Financial Accounting Standards Board has approved deferral of required adoption of the amended guidance by one year, from January 1, 2017 to January 1, 2018. Early application beginning January 1, 2017 is permitted. We have not yet selected a transition method nor have we determined the effect of the updated standard on our consolidated financial statements and related disclosures.

Effective January 1, 2016, the Partnership will adopt the amended guidance in ASC Topic 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The amended guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance will be applied on a retrospective basis, wherein the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying the new guidance.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

The consolidated financial statements in this report include the accounts of BlendStar and its controlled subsidiaries for the periods presented.

Revenues.  Our revenues consist primarily of service fees charged for the use of its terminal assets.

Operations and Maintenance Expenses.  Our operations and maintenance expenses consist primarily of direct and indirect costs of operating the terminal assets, including railcar unloading fees, repairs and maintenance, utilities, and labor costs.

General and Administrative Expenses.  Our general and administrative expenses consist primarily of employee salaries, incentives and benefits; office expenses; professional fees for accounting, legal, consulting services and other costs allocated by our parent.

Other Income (Expense).    Other income (expense) includes interest earned, interest expense and other non-operating items.

Results of Operations

The tables below reflect selected financial information and operating data (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Revenues
Throughput charges	$2,107	$2,073	$4,192	$4,142
Throughput charges - affiliate	988	1,029	1,952	1,719
Freight charges - affiliate	350	176	697	293
Total revenues	3,445	3,278	6,841	6,154
Operating expenses
Operations and maintenance	1,472	1,300	2,918	2,457
General and administrative	403	301	599	566
Depreciation	635	659	1,192	1,315
Total operating expenses	2,510	2,260	4,709	4,338
Operating income	$935	$1,018	$2,132	$1,816

Operating Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Product throughput (mmg)
Ethanol	76	74	147	138
Other fuels	6	7	15	14
Other products	2	1	3	3
Total	84	82	165	155

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues

Total revenues increased $0.2 million, or 5%, for the three months ended June 30, 2015 compared with the three months ended June 30, 2014. The increase primarily resulted from increased freight charges of $0.2 million received from Green Plains Trade for the three months ended June 30, 2015 compared to the same period for 2014, due to higher freight rates per gallon, partially offset by decreased volumes associated with the trucking business.

Operations and Maintenance Expenses

Operations and maintenance expenses increased $172 thousand, or 13%, for the three months ended June 30, 2015 compared to the same period for 2014. The increase was primarily attributable to increased throughput unloading fees per gallon and increased wages and fuel costs associated with the trucking business.

General and Administrative Expenses

General and administrative expenses increased $0.1 million, or 34%, for the three months ended June 30, 2015 compared to the same period for 2014, primarily due to an increase in overhead costs allocated by our parent.

Income Taxes

We recorded income tax expense of $0.3 million for the three months ended June 30, 2015 compared to $0.4 million for the same period in 2014. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 37.2% for the three months ended June 30, 2015 compared to 37.4% for the same period in 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues

Total revenues increased $0.7 million, or 11%, for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. The increase primarily resulted from:

•

Increased freight charges received from Green Plains Trade, which increased $0.4 million, for the six months ended June 30, 2015 compared to the same period for 2014, due to higher freight rates per gallon, partially offset by decreased volumes associated with the trucking business; and

•

Increased throughput charges of $0.2 million received from Green Plains Trade for the six months ended June 30, 2015 compared to the same period for 2014, due to increased throughput volume activity at terminals.

Operations and Maintenance Expenses

Operations and maintenance expenses increased $0.5 million, or 19%, for the six months ended June 30, 2015 compared to the same period for 2014. The increase was primarily attributable to increased throughput unloading fees per gallon and increased wages and fuel costs associated with the trucking business.

General and Administrative Expenses

General and administrative expenses increased $33 thousand, or 6%, for the six months ended June 30, 2015 compared to the same period for 2014, primarily due to an increase in overhead costs allocated by our parent.

Income Taxes

We recorded income tax expense of $0.8 million for the six months ended June 30, 2015 compared to $0.7 million for the same period in 2014. The effective tax rate (calculated as the ratio of income tax expense to income before income taxes) was approximately 37.2% for the six months ended June 30, 2015 compared to 37.6% for the same period in 2014.

Liquidity and Capital Resources

Historically, our sources of liquidity were based on cash flows from operations and funding from our parent. Following completion of the Offering, our cash management system will be administered by our parent on our general partner’s behalf under our omnibus agreement.

On June 30, 2015, we had $4.5 million in cash and equivalents. Effective July 1, 2015, we had an additional $100.0 million available under our new revolving credit facility.

The Partnership received net proceeds of $157.9 million from the sale of 11,500,000 common units, after deducting underwriting discounts of $10.6 million, structuring fees of $0.9 million and other offering expenses of approximately $3.1 million. The Partnership used the net proceeds to make a cash distribution of $155.3 million to Green Plains, in part, as a reimbursement for certain capital expenditures incurred with respect to its assets, to pay $0.9 million in origination fees under its new revolving credit facility and retained the remaining $1.7 million of these net proceeds for general Partnership purposes.

We incurred capital expenditures of $0.8 million in the first six months of 2015 for various projects, including $0.7 million for expansion projects related to additional tanker trucks. Capital spending for the remainder of 2015 is expected to be approximately $0.5 million, which includes expenditures for additional tanker trucks, and is expected to be financed with cash provided by operating activities.

Net cash provided by operating activities was $3.0 million for the six months ended June 30, 2015 and 2014. Cash flows from operating activities were affected by increased operating profits, decreased depreciation and decreased working capital. Net cash used by investing activities was $0.7 million for the six months ended June 30, 2015, primarily due to capital expenditures for expansion projects. Net cash used by financing activities was $3.5 million for the six months ended June 30, 2015, primarily due to an equity distribution to our parent in the amount of $3.3 million.

Our principal liquidity requirements are to finance current operations, fund maintenance capital expenditures and periodic expansion capital, and service our debt. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our new revolving credit facility and issuances of additional debt and equity securities as appropriate given market conditions. Because we intend to pay the minimum quarterly distributions discussed below, we expect to fund future expansion capital expenditures primarily from external sources, including borrowings under our new revolving credit facility and issuances of debt and equity securities. We expect that these sources of funds will be adequate to provide for both our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, as well as to make acquisitions, will depend on our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness.

Distributions to Unitholders

We intend to pay a minimum quarterly distribution of $0.40 per unit per quarter, which equates to $13.0 million per quarter, or $51.9 million per year, based on the 2% general partner interest and the number of common and subordinated units outstanding immediately after closing of the Offering. However, we do not have a legal or contractual obligation to pay this distribution. Please read “Our Cash Distribution Policy and Restrictions on Distributions” in the Prospectus for additional details.

Debt

On July 1, 2015, our primary operating subsidiary, Green Plains Operating Company LLC, as borrower, entered into an agreement for a five-year, $100.0 million Revolver with Bank of America, N.A., as administrative agent, and certain other commercial lending institutions as lenders and letter of credit issuing banks. The Revolver, which matures in July 2020, is available to fund working capital, acquisitions, distributions, capital expenditures and for other general Partnership purposes. The Revolver contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, make investments, make distributions, and material amendments to our commercial agreements with Green Plains Trade.

The Revolver allows us to request that the maximum amount of the Revolver be increased by up to an aggregate of $50.0 million without the consent of the lenders. The Revolver is available for revolving loans, including a sublimit of $15.0 million for swing line loans and a sublimit of $15.0 million for letters of credit. Our obligations under the Revolver are secured by a first priority lien on (i) the capital stock of our present and future subsidiaries; (ii) all of our present and future personal property, including, but not limited to, investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade; and (iii) all proceeds and products of the equity interests of our present and future subsidiaries and our personal property. Green Plains, the Partnership, and each of the Partnership’s existing subsidiaries and future domestic subsidiaries, also guarantee the Revolver.

Loans under the Revolver will bear interest at a floating rate based upon our maximum consolidated net leverage ratio equal to, at our option, either (a) a base rate plus a range from 75 to 175 basis points per annum or (b) a LIBOR rate, plus a range of 175 to 275 basis points. The base rate is established as the highest of (i) the rate which Bank of America, N.A. announces, from time to time, as its prime lending rate; (ii) daily one-month LIBOR plus 100 basis points per annum; and (iii) the federal funds rate plus 50 basis points per annum. The unused portion of the Revolver is subject to a commitment fee calculated based upon maximum consolidated net leverage ratio ranging from 30 to 50 basis points per annum. Upon any event of default, the interest rate shall, automatically upon the occurrence and during the continuance of any payment event of default and otherwise upon the request of the lenders holding a majority of the commitments, be increased by 2.0% on overdue amounts per annum for the period during which the event of default exists.

The Revolver requires us to maintain a maximum consolidated net leverage ratio (as such term is defined in the credit agreement) of not more than 3.50 to 1.00, and a minimum consolidated interest coverage ratio (as such term is defined in the credit agreement) of not less than 2.75 to 1.00.

If an event of default (as such term is defined therein) occurs, the agent is entitled to take various actions, including the acceleration of amounts due under the Revolver, termination of the commitments under the Revolver and all remedial actions available to a secured creditor. The events of default include customary events for a financing agreement of this type, including, without limitation, payment defaults, material inaccuracies of representations and warranties, defaults in the performance of affirmative or negative covenants (including financial covenants), bankruptcy or related defaults, defaults relating to judgments, nonpayment of other material indebtedness and the occurrence of a change in control. In connection with the Revolver, we and our subsidiaries entered into certain customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities arising under or in connection with the Revolver are unconditionally guaranteed by us and each of our existing subsidiaries and future domestic subsidiaries.

For more information related to our debt, see Note 5 – Debt to the consolidated financial statements in this Form 10-Q.

Contractual Obligations

Our contractual obligations as of June 30, 2015 were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term and short-term debt obligations (1)	$8,100	$-	$-	$410	$7,690
Interest and fees on debt obligations (2)	1,051	100	200	198	553
Operating leases (3)	1,206	316	890	-	-
Service agreements (4)	720	368	352	-	-
Total contractual obligations	$11,077	$784	$1,442	$608	$8,243

(1) Includes the current portion of long-term debt and excludes the effect of any debt discounts.

(2) Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principal and interest amounts are paid pursuant to the debt agreements.  Includes administrative and/or commitment fees on debt obligations.

(3) Operating lease costs are primarily for property leases.

(4) Service agreements are related to minimum commitments on unloading contracts.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Because we do not own the ethanol and other fuels that are stored and loaded at our facilities or transported by our railcars, we do not have any direct exposure to risks associated with fluctuating commodity prices.

Interest Rate Risk

The debt we incur under the Revolver will bear interest at a variable rate and will expose us to interest rate risk. A 1.0% change in the interest rate under the Revolver, assuming we were to borrow all $100.0 million, would result in a $1.0 million change in our interest expense. Other details of our outstanding debt are discussed in the notes to the consolidated financial statements included elsewhere as a part of this report.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. Based upon that evaluation, our management, including our Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There were no material changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Routinely, we may be involved in litigation that arises in the ordinary course of business; however, we currently are not party to any litigation.

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks under the heading “Risk Factors” and other information in the Prospectus and the discussion of risks and other information in this report, including “Cautionary Information Regarding Forward-Looking Statements,” which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the risk factors disclosed in the Prospectus. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, 2015, our registration statement on Form S-1 (SEC Registration No. 333-204279), as amended, that we filed with the SEC related to the Offering became effective. Barclays Capital Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated served as representatives of the several underwriters for the Offering. The closing date of the Offering was July 1, 2015. The Partnership sold 11,500,000 common units to the public at a price of $15.00 per common unit, resulting in gross proceeds of approximately $172.5 million. A summary of the proceeds received and the use of proceeds is as follows (in millions):

Gross proceeds received from the sale of common units	$172.5
Uses of Proceeds:
Underwriting discounts	$(10.6)
Structuring fees	(0.9)
Estimated offering expenses	(3.1)
Distribution to Green Plains Inc.	(155.3)
Payment of origination fees under the credit facility	(0.9)
Retained for general Partnership purposes	(1.7)
Total Uses of Proceeds	$(172.5)

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
3.1

Certificate of Limited Partnership of Green Plains Partners LP (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (File No. 333-204279) filed with the SEC on May 18, 2015).

3.2

First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on July 1, 2015).

10.1(a)*	Green Plains Partners LP 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on July 1, 2015).
10.1(b)*	Form of Green Plains Partners LP Restricted Unit Agreement
10.2

Contribution, Conveyance and Assumption Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Obion LLC, Green Plains Trucking LLC, Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.3

Omnibus Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.4

Operational Services and Secondment Agreement, dated July 1, 2015, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.5

Rail Transportation Services Agreement, dated July 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.6

Ethanol Storage and Throughput Agreement, dated July 1, 2015, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.7

Credit Agreement, dated July 1, 2015, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.8*	Green Plains Holdings LLC Director Compensation Program
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

 * Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

c

Date: August 12, 2015 Date: August 12, 2015

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:  /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:  /s/ Jerry L. Peters                                 _

Jerry L. Peters
Chief Financial Officer

(Principal Financial Officer)