Form 10-Q
period 2015-09-30
Green Plains Partners LP
filed 2015-11-05
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2015

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

☒ Yes   ☐No

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

☐ Yes   ☒ No

The registrant had 15,899,731 common units and 15,889,642 subordinated units outstanding as of November 2, 2015.

Explanatory Note

Green Plains Partners LP is a Delaware limited partnership formed by its parent, Green Plains Inc., to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. On July 1, 2015, Green Plains Partners LP completed its initial public offering, or the IPO.

References in this quarterly report on Form 10-Q to “the partnership,” “we,” “our,” “us” or like terms, when used in present tense for periods beginning on or after July 1, 2015, refer to Green Plains Partners LP and its subsidiaries. When used in a historical context for periods ending on or before June 30, 2015, references to the “MLP predecessor” refer to BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes, and the assets, liabilities and results of operations of certain ethanol storage and railcar assets contributed by Green Plains Inc. References to (i) “Green Plains Holdings” or “our general partner” refer to Green Plains Holdings LLC, our sole general partner; (ii) “Green Plains” or “our parent” refer to Green Plains Inc. (NASDAQ: GPRE) or, Green Plains Inc. and its subsidiaries, excluding us and our general partner; and (iii) “Green Plains Trade” refers to Green Plains Trade Group LLC, a wholly owned subsidiary of our parent.

Green Plains Holdings serves as the general partner of the partnership and is wholly owned by Green Plains. In connection with the IPO, the partnership issued (i) 4,389,642 common units representing limited partner interests and 15,889,642 subordinated units representing limited partner interests to Green Plains and its affiliates, representing an aggregate 62.5% limited partner interest in the partnership; (ii) a 2.0% general partner interest in the partnership and all of its incentive distribution rights to our general partner; and (iii) 11,500,000 common units to the public, representing a 35.5% limited partner interest in the partnership. Green Plains, through its ownership of our general partner, controls all of the business and affairs of the partnership and its subsidiaries. See Note 2 – Initial Public Offering to the consolidated financial statements for further information regarding the IPO.

Under U.S. generally accepted accounting principles, or GAAP, when accounting for transfers of assets between entities under common control, the entity that receives the net assets initially recognizes the assets and liabilities transferred at their carrying amounts at the date of transfer. Prior period financial statements of the transferee are recast for all periods in which the transferred operations were part of the ultimate parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar LLC and its subsidiaries, the partnership received the assets and liabilities of certain ethanol storage and railcar assets contributed by our parent in a transfer between entities under common control. The partnership recognized the assets and liabilities transferred at the parent’s historical cost basis, which are reflected retroactively in the consolidated financial statements presented in this Form 10-Q. Expenses related to these contributed assets, such as depreciation, amortization and railcar lease expenses are also reflected retroactively in the consolidated financial statements. No revenues related to the operation of the ethanol storage and railcar contributed assets are reflected in the consolidated financial statements for periods before July 1, 2015, the date the related commercial agreements became effective.

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the partnership has included all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows of the partnership and the MLP predecessor, as applicable, for the periods presented. The results of operations for the three and nine months ended September 30, 2015 and 2014, are not necessarily indicative of the results expected for the full year.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,234	$5,705
Accounts receivable, net of allowances of $1 and $6, respectively	348	484
Accounts receivable from affiliates	15,875	3,367
Prepaid expenses and other	2,581	2,480
Total current assets	37,038	12,036

Property and equipment, net	35,912	37,926
Goodwill	10,598	10,598
Note receivable	8,100	8,100
Other assets	1,669	2,320
Deferred income taxes	-	9,580
Total assets	$93,317	$80,560

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$10,052	$293
Accounts payable to affiliates	5,067	578
Accrued and other liabilities	910	1,378
Total current liabilities	16,029	2,249

Long-term debt	8,100	8,100
Deferred lease liability	349	329
Asset retirement obligations	2,170	2,015
Other liabilities	386	560
Total liabilities	27,034	13,253

Partners' capital
Net investment - MLP predecessor	-	67,307
Common unitholders - public (11,510,089 units issued and outstanding)	161,306	-
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(20,974)	-
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(75,920)	-
General partner interests	1,871	-
Total partners' capital	66,283	67,307
Total liabilities and partners' capital	$93,317	$80,560

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Revenues
Affiliate	$19,247	$1,255	$21,895	$3,267
Non-affiliate	2,163	2,146	6,356	6,288
Total revenues	21,410	3,401	28,251	9,555
Operating expenses
Operations and maintenance	7,715	6,895	21,850	18,509
General and administrative	1,032	372	1,631	937
Depreciation and amortization	1,633	1,402	4,354	4,163
Total operating expenses	10,380	8,669	27,835	23,609
Operating income (loss)	11,030	(5,268)	416	(14,054)
Other income (expense)
Interest income	22	21	63	54
Interest expense	(173)	(36)	(227)	(101)
Total other expense	(151)	(15)	(164)	(47)
Income (loss) before income tax benefit	10,879	(5,283)	252	(14,101)
Income tax benefit	-	(1,988)	(3,999)	(5,308)
Net income (loss)	10,879	(3,295)	4,251	(8,793)
Net loss attributable to MLP predecessor	-	(3,295)	(6,628)	(8,793)
Net income attributable to the partnership	$10,879	$-	$10,879	$-

Net income attributable to partners' ownership interest
General partner	$218		$218
Limited partners - common unitholders	5,332		5,332
Limited partners - subordinated unitholders	5,329		5,329

Earnings per limited partner unit (basic and diluted):
Common units	$0.34		$0.34
Subordinated units	$0.34		$0.34
Weighted average limited partner units outstanding (basic and diluted):
Common units	15,895		15,895
Subordinated units	15,890		15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$4,251	$(8,793)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	4,354	4,163
Amortization of debt issuance costs	79	35
Deferred income taxes	(3,999)	(5,308)
Unit-based compensation	24	-
Changes in operating assets and liabilities:
Accounts receivable	136	(61)
Accounts receivable from affiliates	(14,811)	(863)
Prepaid expenses and other assets	(101)	310
Accounts payable and accrued liabilities	9,831	(168)
Accounts payable to affiliates	4,489	(828)
Other	141	(133)
Net cash provided (used) by operating activities	4,394	(11,646)

Cash flows from investing activities
Purchases of property and equipment	(1,024)	(442)
Proceeds on disposal of assets, net	19	-
Net cash used by investing activities	(1,005)	(442)

Cash flows from financing activities
Proceeds from initial public offering, net	157,422	-
Distribution to Green Plains	(155,300)	-
Payments of loan fees	(875)	-
Member contributions	7,893	14,933
Net cash provided by financing activities	9,140	14,933

Net change in cash and cash equivalents	12,529	2,845
Cash and cash equivalents, beginning of period	5,705	1,704
Cash and cash equivalents, end of period	$18,234	$4,549

Supplemental disclosures of cash flow
Cash paid for income taxes	$1,006	$1,162
Cash paid for interest	$75	$75

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the Partnership and to the MLP Predecessor

References to “the partnership” in the consolidated financial statements and in these notes to the consolidated financial statements refer to Green Plains Partners LP and its subsidiaries. References to the “MLP predecessor” refer to BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes, and the assets, liabilities and results of operations of certain ethanol storage and railcar assets contributed by Green Plains Inc.

On July 1, 2015, Green Plains Partners LP closed its initial public offering of common units representing limited partner interests of the partnership. Green Plains Holdings LLC, a wholly owned subsidiary of Green Plains Inc., serves as the general partner of the partnership. References to (i) “the general partner” and “Green Plains Holdings” refer to Green Plains Holdings LLC; (ii) “the parent” and “Green Plains” refer to Green Plains Inc.; and (iii) “Green Plains Trade” refers to Green Plains Trade Group LLC, a wholly owned subsidiary of Green Plains.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the partnership and its controlled subsidiaries. All significant intercompany balances and transactions are eliminated on a consolidated basis for reporting purposes. Results for the interim periods presented are not necessarily indicative of results expected for the entire year.

The accompanying unaudited consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Since they do not include all of the information and footnotes required by GAAP for complete financial statements, the consolidated financial statements should be read in conjunction with the audited consolidated financial statements of BlendStar LLC and its subsidiaries as of and for the years ended December 31, 2014 and 2013, included in the partnership’s final prospectus dated June 25, 2015, and filed with the SEC on June 29, 2015.

Under GAAP, when accounting for transfers of assets between entities under common control, the entity that receives the net assets initially recognizes the assets and liabilities transferred at their carrying amounts at the date of transfer. Prior period financial statements of the transferee are recast for all periods in which the transferred operations were part of the ultimate parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar LLC and its subsidiaries, the partnership received the assets and liabilities of certain ethanol storage and railcar assets contributed by its parent in a transfer between entities under common control. The partnership recognized the assets and liabilities transferred at the parent’s historical cost basis, which are reflected retroactively in the consolidated financial statements presented in this Form 10-Q. Expenses related to these contributed assets, such as depreciation, amortization and railcar lease expenses are also reflected retroactively in the consolidated financial statements. No revenues related to the operation of the ethanol storage and railcar contributed assets are reflected in the consolidated financial statements for periods before July 1, 2015, the date the related commercial agreements became effective.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The adjustments are of a normal recurring nature, unless otherwise noted.

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The partnership bases its estimates on historical experience and other assumptions it believes are proper and reasonable under the circumstances. The partnership regularly evaluates the appropriateness of estimates and assumptions used in the preparation of its consolidated financial statements. Actual results could differ from those estimates. Key accounting policies, including, but not limited to, those relating to depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership expects to be its parent’s primary downstream logistics service provider, supporting the parent’s over one billion gallons per year, or bgy, ethanol marketing and distribution business, as the partnership’s assets are the principal method of storing and delivering the ethanol the parent produces for its customers. The ethanol produced by the parent is fuel grade, made principally from the starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenate for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of, the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

Revenue Recognition

The partnership recognizes revenue when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; services have been rendered; the price is fixed and determinable; and collectability is reasonably assured.

The partnership derives revenues when product is delivered to the customer after volumes are transported through its ethanol storage tanks and fuel terminals, and transportation services are performed. The partnership generates a substantial portion of its revenues under fee-based commercial agreements with Green Plains Trade.

Concentrations of Credit Risk

In the normal course of business, the partnership is exposed to credit risk resulting from the possibility that a loss may occur due to failure of another party to perform according to the terms of a contract. The partnership provides fuel storage and transportation services for various parties with a significant portion of its revenues earned from Green Plains Trade. The partnership continually monitors its credit risk exposure and concentrations.

Segment Reporting

The partnership accounts for segment reporting in accordance with ASC 280, Segment Reporting, which establishes standards for entities reporting information about the operating segments and geographic areas in which they operate. Management evaluated how its chief operating decision maker has organized the partnership for purposes of making operating decisions and assessing performance, and concluded for the three and nine months ended September 30, 2015 and 2014, the partnership has one reportable segment.

Income Taxes

The partnership is a limited partnership and as a result is not subject to federal and state income taxes. The general partner and the unitholders are responsible for paying federal and state income taxes on their share of the partnership’s taxable income.

Recent Accounting Pronouncements

Effective January 1, 2016, the partnership will adopt the amended guidance in ASC Topic 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance will be applied on a retrospective basis and the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of the new guidance.

Effective January 1, 2016, the partnership will adopt the amended guidance in ASC Topic 260, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which specifies for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner. The standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The partnership is currently evaluating whether the adoption of ASC Topic 260 will have any impact on its consolidated financial statements, disclosures or future drop down transactions.

Effective January 1, 2018, the partnership will adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, which replaces existing revenue recognition guidance, requiring revenue recognition to reflect the transfer of promised goods or services to customers. The updated standard permits the use of either the retrospective or cumulative effect transition method. Early application beginning January 1, 2017, is permitted. The partnership has not yet selected a transition method nor determined the effect of the updated standard on its consolidated financial statements and related disclosures.

2.  INITIAL PUBLIC OFFERING

On June 26, 2015, the common units of the partnership began trading under the symbol “GPP” on The NASDAQ Global Market. On July 1, 2015, the partnership closed the initial public offering, or the IPO, of 11,500,000 common units to the public at a price of $15.00 per common unit.

In connection with the IPO, the partnership issued (i) 4,389,642 common units and 15,889,642 subordinated units to Green Plains and its affiliates, representing an aggregate 62.5% limited partner interest in the partnership; (ii) a 2.0% general partner interest in the partnership and all of its incentive distribution rights to the general partner; and (iii) 11,500,000 common units to the public, representing a 35.5% limited partner interest in the partnership. Green Plains contributed its ethanol storage facilities and transportation assets, including its leased railcar fleet, to the partnership, and, through its wholly owned subsidiary, controls all of the business and affairs of the partnership.

The partnership received net proceeds of $157.4 million from the sale of 11,500,000 common units, after deducting underwriting discounts of $10.3 million, structuring fees of $0.9 million and other IPO expenses of approximately $3.9 million. The partnership used the net proceeds to make a cash distribution of $155.3 million to Green Plains, in part, as reimbursement for certain capital expenditures incurred and to pay $0.9 million in origination fees under its new revolving credit facility. The remaining $1.2 million of these net proceeds were retained for general partnership purposes.

The following descriptions relate to agreements entered into in connection with the IPO on July 1, 2015. For additional information and the agreements in their entirety, please refer to the prospectus and the current report on Form 8-K filed with the SEC on July 6, 2015.

Omnibus Agreement

In connection with the IPO, the partnership entered into an omnibus agreement with Green Plains and certain of its affiliates that addresses the following matters:

•

the partnership’s obligation to reimburse Green Plains for certain direct or allocated costs and expenses incurred by Green Plains for general and administrative services (reimbursement is in addition to certain expenses incurred by the general partner and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of the Green Plains Partners LP, or the partnership agreement);

•

the prohibition of Green Plains and its subsidiaries from owning, operating or investing in any business that owns or operates ethanol or fuel terminals, or ethanol or fuel transportation assets, in the United States, subject to certain exceptions;

•	the partnership’s right of first offer to acquire certain assets if Green Plains decides to sell them for up to five years from the consummation of the IPO;
•	a nontransferable, nonexclusive, royalty-free license to use the Green Plains trademark and name;
•	the allocation of taxes among the parent, the partnership and the partnership’s affiliates and the parent’s preparation and filing of tax returns; and
•

an indemnity by Green Plains for certain environmental and other liabilities, the partnership’s obligation to indemnify Green Plains and its subsidiaries for events and conditions associated with the operation of partnership assets that occur after the closing of the IPO, and for environmental liabilities related to partnership assets to the extent Green Plains is not required to indemnify the partnership.

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

Contribution, Conveyance and Assumption Agreement

On July 1, 2015, in connection with the IPO, the partnership entered into a Contribution, Conveyance and Assumption Agreement, or the Contribution Agreement, with the general partner, Green Plains, Green Plains Operating Company LLC, or OpCo, Green Plains Obion LLC, or Obion, and Green Plains Trucking LLC, or Trucking, whereby, the following transactions, among others, occurred concurrently with the closing of the IPO:

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

Operating Services and Secondment Agreement

In connection with the IPO, the general partner entered into an operational services and secondment agreement with Green Plains. Under the terms of the agreement, Green Plains seconds certain employees to the general partner to provide management, maintenance and operational functions for the partnership, including regulatory matters, health, environment, safety and security programs, operational services, emergency response, training of employees, finance and administration, human resources, business operations and planning. During their period of secondment to the general partner, the seconded personnel are under the direct management and supervision of the general partner.

The general partner will reimburse the parent for the cost of the seconded employees, including wages and benefits. If a seconded employee does not devote 100% of his or her time providing services to the general partner, the general partner will reimburse the parent for a prorated portion of the employee’s overall wages and benefits based on the percentage of time the employee spent working for the general partner. The parent will bill the general partner monthly in arrears for services provided during the prior month.  Payment is due within 10 days of the general partner’s receipt of the invoice.

Revolving Credit Facility

In connection with the IPO, our primary operating subsidiary, OpCo, as borrower, entered into an agreement for a five-year, $100.0 million revolving credit facility with various lenders, which is available to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The revolving credit facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, invest capital,  pay distributions, and materially amend the partnership’s commercial agreements with Green Plains Trade. See Note 6 – Debt to the consolidated financial statements for further details regarding the revolving credit facility.

Commercial Agreements

In connection with the IPO, the partnership (1) entered into (i) a ten-year fee-based ethanol storage and throughput agreement; (ii) a six-year fee-based rail transportation services agreement; and (iii) a one-year fee-based trucking transportation agreement and (2) assumed (i) an approximately 2.5-year fee-based terminal services agreement for the partnership’s Birmingham, Alabama unit train terminal; and (ii) various other terminal services agreements for the partnership’s other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput agreement and certain terminal services agreements, including the terminal services agreement for the Birmingham facility, are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay capacity commitments. All of the commercial agreements with Green Plains Trade include provisions that permit Green Plains Trade to suspend, reduce or terminate its obligations under the applicable commercial agreement if certain events occur, including a material breach of the applicable commercial agreement by the partnership,  certain force majeure events that prevent the partnership or Green Plains Trade from performing the respective obligations under the applicable commercial agreement, and not being available to Green Plains Trade for any reason other than action or inaction by Green Plains Trade. If Green Plains Trade reduces its minimum commitment under the commercial agreements, Green Plains Trade is required to pay fees on the revised minimum commitments only.

3.  FAIR VALUE DISCLOSURES

The following methods, assumptions and valuation techniques were used in estimating the fair value of the partnership’s financial instruments:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities that the partnership can access at the measurement date.

Level 2 – directly or indirectly observable inputs such, as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1; quoted prices for identical or similar assets in markets that are not active; and other inputs that are observable or can be substantially corroborated by observable market data through correlation or other means.

Level 3 – unobservable inputs that are supported by little or no market activity and comprise a significant component of the fair value of the assets or liabilities. The partnership currently does not have any recurring Level 3 financial instruments.

The carrying amounts of financial assets and liabilities with maturities of less than one year (including accounts receivable, cash and cash equivalents and accounts payable) approximate fair value due to the short period to maturity.

The partnership uses market interest rates to measure the fair value of its long‑term debt and adjusts those rates for all necessary risks, including its own credit risk. At September 30, 2015, and December 31, 2014, the carrying amount of debt approximated fair value.

4.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Tanks and terminal equipment	$32,247	$32,244
Leasehold improvements and other	9,801	10,092
Rail and rail equipment	4,551	4,551
Land and buildings	6,335	6,335
Trucks and other vehicles	1,120	357
Computer equipment, furniture and fixtures	216	208
Construction-in-progress	28	95
Total property and equipment	54,298	53,882
Less: accumulated depreciation	(18,386)	(15,956)
Property and equipment, net	$35,912	$37,926

In connection with the closing of the IPO on July 1, 2015, Green Plains contributed certain ethanol storage and railcar fixed assets in a transfer between entities under common control with a carrying value of $18.7 million. The partnership recognized the assets at the parent’s historical cost, which are reflected retroactively in the property and equipment table and the consolidated financial statements presented in this Form 10-Q.

5.  GOODWILL

The partnership did not have any changes in the carrying amount of goodwill, which was recognized by the MLP predecessor related to certain of its terminal assets, totaling $10.6 million at September 30, 2015, and December 31, 2014.

6.  DEBT

Revolving Credit Facility

On July 1, 2015, the partnership’s primary operating subsidiary, OpCo, as borrower, entered into an agreement for a five-year, $100.0 million revolving credit facility with various lenders to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The revolving credit facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the partnership’s ability to incur additional indebtedness, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade.

The revolving credit facility allows the partnership to request an increase up to an aggregate amount of $50.0 million without the consent of the lenders. The revolving credit facility is available for revolving loans, including sublimits of $15.0 million for swing line loans and $15.0 million for letters of credit. The partnership’s obligations under the revolving credit facility is secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, including, but not limited to, investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries as well as its personal property. The partnership and each of its existing subsidiaries and future domestic subsidiaries also guarantee the revolving credit facility.

Loans under the revolving credit facility bear interest at a floating rate based upon the partnership’s maximum consolidated net leverage ratio equal to, at the partnership’s option, either (a) a base rate plus a range from 75 to 175 basis points per annum or (b) a LIBOR rate, plus a range of 175 to 275 basis points. The base rate is established as the highest of (i) the rate which Bank of America, N.A. announces, from time to time, as its prime lending rate, (ii) daily one-month LIBOR plus 100 basis points per annum and (iii) the federal funds rate plus 50 basis points per annum. The unused portion of the revolving credit facility is subject to a commitment fee that is based on the maximum consolidated net leverage ratio ranging from 30 to 50 basis points per annum. Upon the occurrence and during the continuance of any event of default or at the request of the lenders holding a majority of the commitments, the interest rate shall automatically be increased by 2.0% on overdue amounts per annum for the period during which the event of default occurs.

The revolving credit facility requires the partnership to maintain a maximum consolidated net leverage ratio (as defined in the credit agreement) of not more than 3.50 to 1.00, and a minimum consolidated interest coverage ratio (as defined in the credit agreement) of not less than 2.75 to 1.00.

In the event of default, the agent is entitled to take various actions, including the acceleration of amounts due under the revolving credit facility, termination of the commitments under the revolving credit facility and all remedial actions available to a secured creditor. The events of default comprise customary events for a financing agreement of this type, including, without limitation, payment defaults, material inaccuracies of representations and warranties, defaults in the performance of affirmative or negative covenants (including financial covenants), bankruptcy or related defaults, defaults relating to judgments, nonpayment of other material indebtedness and the occurrence of a change in control. In connection with the revolving credit facility, the partnership and its subsidiaries entered into customary ancillary agreements and arrangements, which, among other things, provide that the indebtedness, obligations and liabilities arising under or in connection with the revolving credit facility are unconditionally guaranteed by the partnership and each of its existing subsidiaries and future domestic subsidiaries.

The partnership had no borrowings outstanding under the revolving credit facility as of September 30, 2015.

Qualified Low Income Community Investment Notes

Birmingham BioEnergy Partners LLC, or BBP, a subsidiary of BlendStar LLC, or BlendStar, was a recipient of Qualified Low Income Community Investment Notes, executed in June 2013 in conjunction with New Markets Tax Credits, or NMTC, financing related to the Birmingham, Alabama terminal. Promissory notes payable totaling $10.0 million and notes receivable of $8.1 million were issued in connection with this transaction. The notes payable bear interest at 1.0% per annum and require quarterly installments of interest only payments through December 31, 2019.  Beginning March 15, 2020, the notes payable require quarterly principal and interest payments in the amount of $221 thousand and mature on September 15, 2031. BlendStar retains the right to call $8.1 million of the promissory notes payable in 2020. In connection with the NMTC financing, income tax credits were generated for the benefit of the lender. BlendStar has guaranteed the lender the value of these income tax credits over their statutory lives for seven years, in the event the income tax credits are recaptured or reduced. The value of the income tax credits was estimated to be $5.0 million at the time of the transaction.  The partnership believes the likelihood of recapture or reduction of the income tax credits is remote, and therefore has not established a liability in connection with this guarantee.

The investors of the NMTC financing paid $1.9 million to BBP in the form of a promissory note and are entitled to all of the NMTC tax benefits derived from the Birmingham facility. This transaction includes a put/call provision under which BlendStar can cause the $1.9 million to be forgiven. The partnership has accounted for the $1.9 million as a grant received and reflected a reduction in the carrying value of the property and equipment at Birmingham, which is recognized in earnings as a decrease in depreciation expense over the useful life of the property and equipment.

Scheduled long‑term debt repayments as of September 30, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2015	$-
2016	-
2017	-
2018	-
2019	-
Thereafter	8,100
Total	$8,100

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of September 30, 2015.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest during the three and nine months ended September 30, 2015 and 2014.

7.  ASSET RETIREMENT OBLIGATIONS

Under various lease agreements, the partnership has certain asset retirement obligations when certain machinery and equipment are disposed. The liability is initially measured at fair value and is subsequently adjusted for accretion expense and changes in the amount or timing of estimated cash flows. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long‑lived asset and depreciated on a straight-line basis over the asset’s remaining useful life. The following table summarizes the change in the liability for the asset retirement obligations (in thousands):

Amount
Balance, December 31, 2014	$2,043
Accretion expense	155
Balance, September 30, 2015	$2,198

As of September 30, 2015, and December 31, 2014, current asset retirement obligations of $28 thousand are included in accrued and other liabilities on the consolidated balance sheets.

8.  UNIT-BASED COMPENSATION

The board of directors of the general partner adopted the Green Plains Partners LP 2015 Long-Term Incentive Plan, or the LTIP, in connection with the completion of the IPO. The LTIP is intended to promote the interests of the partnership, its general partner and affiliates by providing incentive compensation awards denominated in or based on units to employees, consultants and directors to encourage superior performance. The LTIP reserves an aggregate 2,500,000 common units for issuance in accordance with its terms in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards to eligible employees, consultants and directors. The partnership measures unit-based compensation grants at fair value on the grant date and records noncash compensation expense related to such awards over the requisite service period.

In August 2015, the partnership granted 10,089 restricted unit awards with a weighted average price of $14.93 under the LTIP to certain directors of the general partner as compensation, vesting on July 1, 2016. Compensation costs of approximately $24 thousand were expensed during both the three and nine months ended September 30, 2015. There were no compensation costs related to restricted unit awards expensed during the three and nine months ended September 30, 2014. At September 30, 2015, there were $127 thousand of unrecognized compensation costs from unit-based compensation arrangements.

The general partner made a capital contribution of $3 thousand to maintain its 2% general partner interest in the partnership in connection with the restricted unit awards granted.

9.   PARTNERS’ CAPITAL

Components of partners’ capital are as follows (in thousands):

		Partners' Capital
		Limited Partners
	Membership	Common Units-	Common Units-	Subordinated Units-	General
	Interests	Public	Green Plains	Green Plains	Partner	Total
Balance, December 31, 2014	$67,307	$-	$-	$-	$-	$67,307
Net loss, January 1, 2015 through June 30, 2015	(6,628)					(6,628)
Member contributions	7,890	-	-	-	-	7,890
Allocation of MLP predecessor net investment to partners' capital	(68,569)		14,382	52,062	2,125	-
Elimination of MLP predecessor income taxes			(3,212)	(11,627)	(475)	(15,314)
Proceeds from IPO, net of discounts, structuring fees, and other IPO expenses		157,422				157,422
Cash distribution to Green Plains related to IPO			(33,616)	(121,684)		(155,300)
Net income, July 1, 2015 through September 30, 2015		3,860	1,472	5,329	218	10,879
Unit-based compensation, including general partner contribution		24			3	27
Balance, September 30, 2015	$-	$161,306	$(20,974)	$(75,920)	$1,871	$66,283

A rollforward of the number of common and subordinated limited partner units outstanding is as follows:

	Common Units-	Common Units-	Subordinated Units-
	Public	Green Plains	Green Plains	Total
Units issued in connection with IPO, July 1, 2015	11,500,000	4,389,642	15,889,642	31,779,284
Units issued under Green Plains Partners LP 2015 LTIP	10,089	-	-	10,089
Units, September 30, 2015	11,510,089	4,389,642	15,889,642	31,789,373

The partnership’s subordinated units are not entitled to receive distributions until the common units have received the minimum quarterly distribution for that quarter plus any arrearages of the minimum quarterly distribution from prior quarters. Subordinated units will not accrue arrearages.

The subordination period ends on the first business day after the date the partnership earns and pays distributions of at least (1) $1.60 (the annualized minimum quarterly distribution) on each of the outstanding common units and subordinated units and the corresponding distribution on our general partner’s 2% general partner interest for three consecutive, non-overlapping four quarter periods ending on or after June 30, 2018, or (2) $2.40 (150% of the annualized minimum quarterly distribution) on each of the outstanding common units and subordinated units, and the corresponding distribution on our general partner’s 2% general partner interest and related distributions on the incentive distribution rights for any four-quarter period ending on or after June 30, 2016, provided there are no arrearages of the minimum quarterly distributions from prior quarters on the partnership’s common units at that time. When the subordination period ends, each outstanding subordinated unit will convert into one common unit, and common units will no longer be entitled to arrearages.

Issuance of Additional Securities

The partnership agreement authorizes the partnership to issue unlimited additional partnership interests on the terms and conditions determined by the general partner without unitholder approval.

It is possible the partnership will fund acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units the partnership issues will be entitled to share equally with existing holders of common units in the partnership’s distributions of available cash. The issuance of additional common units or other partnership interests may dilute the value of the interests of existing holders of common units.

In accordance with Delaware law and the provisions of our partnership agreement, the partnership may also issue additional interests that have rights to distributions or special voting rights which the common units do not have, as determined by the general partner. In addition, the partnership agreement does not prohibit the partnership’s subsidiaries to issue equity interests, which may effectively rank senior to the common units.

The general partner has the right, which it may from time to time assign in whole or in part to any of its affiliates, to purchase common units, subordinated units or other partnership interests from the partnership whenever, and on the same terms that, the partnership issues those interests to persons other than the general partner and its affiliates to maintain the percentage interest of the general partner and its affiliates, including interests represented by common units and subordinated units, that existed immediately prior to each issuance. The other holders of common units do not have preemptive rights under the partnership agreement to acquire additional common units or other partnership interests.

Cash Distribution Policy

The partnership agreement requires, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2015, the partnership distributes all available cash to unitholders of record on the applicable record date.

Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

•	less, the amount of cash reserves established by the general partner to:
•	provide for the proper conduct of the partnership’s business (including reserves for the partnership’s future capital expenditures, acquisitions and anticipated debt service requirements);
•	comply with applicable law, any of the partnership’s or the partnership’s subsidiaries’ debt instruments, other agreements or any other obligation; or
•

provide funds for distributions to the partnership’s unitholders and to the general partner for one or more of the next four quarters (provided the general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves prevents the partnership from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on common units for the current quarter);

•

plus all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of that quarter if the general partner so determines.

The purpose of the last point is to allow the general partner to use cash from working capital borrowings made after the end of the quarter but on or before the date of determination of available cash for that quarter to pay distributions to unitholders, if it so decides. Under the partnership agreement, working capital borrowings are generally borrowings incurred under a credit facility, commercial paper facility or similar financing arrangement used for working capital purposes or to pay distributions to partners, with the intent the borrower will repay the borrowings within twelve months with funds other than additional working capital borrowings.

Percentage Allocations of Available Cash from Operating Surplus

The partnership agreement provides for a minimum quarterly distribution of $0.40 per unit per quarter, or $1.60 per unit on an annualized basis. Quarterly distributions are made within 45 days after the end of each calendar quarter to the extent the partnership has sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to the general partner and its affiliates.

Initially, the general partner is entitled to 2% of all distributions the partnership makes prior to the partnership’s liquidation. The general partner’s initial 2% general partner interest will be reduced if the partnership issues additional partnership interests in the future and the general partner does not contribute a proportionate amount of capital to the partnership in order to maintain its initial 2% general partner interest.

The general partner also initially holds incentive distribution rights that entitles it to receive increasing percentages, up to 48%, of available cash distributed from operating surplus (as defined in the partnership agreement) in excess of $0.46 per unit per quarter. The maximum distribution of 48% does not include any distributions the general partner or its affiliates may receive on the general partner interest, common units or subordinated units they own.

Before the partnership pays any quarterly distributions to our subordinated unitholders during the subordination period, the common unitholders are entitled to receive payment of the full minimum quarterly distribution for the quarter plus any arrearages in distributions from prior quarters. The partnership cannot guarantee that it will pay distributions on common units at the minimum quarterly distribution rate or at any other rate in any quarter.

If the partnership pays a distribution of available cash from operating surplus for any quarter during the subordination period, the partnership agreement requires the partnership to pay the distribution in the following manner:

•

first, 98% to the common unitholders, pro rata, and 2% to the general partner, until the partnership distributes an amount equal to the minimum quarterly distribution for that quarter to each outstanding common unit;

•

second, 98% to the common unitholders, pro rata, and 2% to the general partner, until the partnership distributes an amount equal to any arrearages of the minimum quarterly distribution on the common units for any prior quarters during the subordination period to each outstanding common unit;

•

third, 98% to the subordinated unitholders, pro rata, and 2% to the general partner, until the partnership distributes an amount equal to the minimum quarterly distribution for that quarter to each outstanding subordinated unit; and

•	thereafter, in the manner described in the table included below.

The preceding discussion is based on the assumptions that the general partner maintains its 2% general partner interest and the partnership does not issue additional classes of equity securities.

The following table illustrates the percentage allocations of available cash from operating surplus during the subordination period between the unitholders and the general partner (as the holder of incentive distribution rights) based on the specified target distribution levels. The amounts under “Marginal Percentage Interest in Distributions” are the percentage interests of the general partner (as the holder of incentive distribution rights) and the unitholders when the partnership distributes available cash from operating surplus up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests shown below for the general partner include its 2% general partner interest and assume the general partner has contributed additional capital necessary to maintain its 2% general partner interest, has not transferred its incentive distribution rights and there are no arrearages on common units.

			Marginal Percentage Interest in Distribution
	Total Quarterly Distribution Per Unit - Target Amount		Common and Subordinated Unitholders	General Partner (as holder of Incentive Distribution Rights)
Minimum quarterly distribution	$0.40		98.0%	2.0%
First target distribution	above $0.40	up to $0.46	98.0%	2.0%
Second target distribution	above $0.46	up to $0.50	85.0%	15.0%
Third target distribution	above $0.50	up to $0.60	75.0%	25.0%
Thereafter	above $0.60		50.0%	50.0%

On October 22, 2015, the board of directors of our general partner declared a quarterly cash distribution of $0.40 per unit, or $13.0 million in total, for the quarter ended September 30, 2015. The distribution is payable on November 13, 2015, to unitholders of record as of November 6, 2015. The allocation of total cash distributions to the general and limited partners applicable to the period the distributions were earned are as follows (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
General partner distribution	$259	$259
Limited partners' distributions:
Limited partner common units - public	4,604	4,604
Limited partner common units - Green Plains	1,756	1,756
Limited partner subordinated units - Green Plains	6,356	6,356
Total limited partners' distributions	12,716	12,716
Total cash distributions (1)	$12,975	$12,975

(1) Total cash distributions include distributions earned through September 30, 2015, but not yet paid.

10.  EARNINGS PER UNIT

We compute earnings per unit using the two-class method. Net income per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted net income per limited partner unit is the same as basic net income per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of September 30, 2015. Earnings per unit is calculated for the partnership for periods after the IPO as no units were outstanding prior to July 1, 2015 (in thousands, except for per unit data):

	Three Months Ended September 30, 2015
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$6,360	$6,356	$259	$12,975
Earnings less than distributions	(1,028)	(1,027)	(41)	(2,096)
Total net income	$5,332	$5,329	$218	$10,879

Weighted-average units outstanding - basic and diluted	15,895	15,890

Earnings per limited partner unit - basic and diluted	$0.34	$0.34

11.  INCOME TAXES

The partnership is a limited partnership and as a result is not subject to federal and state income taxes. The general partner and the unitholders are responsible for paying federal and state income taxes on their share of the partnership’s taxable income.

The MLP predecessor was a single member limited liability company, treated as a non-taxable disregarded entity in Green Plains’ federal and state income tax returns. For periods prior to the IPO, the consolidated financial statements reflect income taxes as if the MLP predecessor had filed separate federal and state tax returns. Under a tax sharing agreement between the MLP predecessor and Green Plains, the MLP predecessor periodically makes payments to Green Plains for its share of Green Plains’ tax liabilities. Differences between amounts due to Green Plains under the agreement and the total income tax expense of the MLP predecessor, which is determined as if the MLP predecessor filed separate tax returns, are reflected as member contributions in partners’ capital. These amounts included contributions of $11 thousand for the nine months ended September 30, 2015 and $191 thousand for the nine months ended September 30, 2014.

At the closing of the IPO, current and deferred income taxes were settled through equity contributions from Green Plains.  At the same time, the MLP predecessor’s participation in the tax sharing agreement was terminated.

There was no income tax recorded during the three months ended September 30, 2015.  Income tax benefit was $4.0 million for the nine months ended September 30, 2015, which relates to losses incurred during the first six months of 2015.  Income tax benefit was $2.0 million and $5.3 million for the three and nine months ended September 30, 2014, respectively. The effective tax rate was 37.6% for the first six months of 2015, and 0.0% for the three months ended September 30, 2015. The effective tax rate was 37.6% for both the three and nine months ended September 30, 2014.

12. COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land, and railcars under agreements that expire on various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the term of the lease, which resulted in a deferred lease liability of approximately $349 thousand and $329 thousand as of September 30, 2015 and December 31, 2014, respectively. The partnership incurred lease expenses of $5.4 million and $16.6 million during the three and nine months ended September 30, 2015, respectively, and $5.5 million and $14.6 million during the three and nine months ended September 30, 2014, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2015 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2015	$5,769
2016	19,891
2017	12,744
2018	10,178
2019	7,819
Thereafter	6,651
Total	$63,052

In connection with the IPO, the partnership and Green Plains Trade entered into a ten-year storage and throughput agreement, under which Green Plains Trade is obligated to throughput a minimum of 212.5 millions of gallons (mmg) of product, per calendar quarter, at the partnership’s storage facilities and pay $0.05 per gallon on all throughput volumes. For accounting purposes, the partnership records revenues related to this agreement as operating lease revenues. Minimum revenues under this agreement for the remainder of 2015 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2015	$10,625
2016	42,500
2017	42,500
2018	42,500
2019	42,500
Thereafter	212,500
Total	$393,125

Service Agreements

The partnership entered into agreements for contracted services with three vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during the three and nine months ended September 30, 2015 and 2014. Aggregate minimum payments under these agreements for the remainder of 2015 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2015	$68
2016	331
2017	222
2018	-
2019	-
Thereafter	-
Total	$621

Legal

Routinely, the partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any litigation.

13. MAJOR CUSTOMERS

Revenues from three customers exceeding 10% of the partnership’s total revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Green Plains Trade	$19,247	$1,255	$21,895	$3,267
Customer A	n/a	685	2,847	2,088
Customer B	n/a	797	n/a	2,304

14. RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and other subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. While these allocated costs are not necessarily representative of costs that may have been incurred if they were from a third party, the partnership believes these costs would not have been materially different had they been calculated on a stand-alone basis. The partnership recorded expenses of approximately $0.7 million and $0.9 million for the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.3 million for the three and nine months ended September 30, 2014, respectively, for these shared services. In addition, the partnership reimburses Green Plains for all wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on behalf of the partnership.

The partnership has various  commercial agreements with Green Plains Trade. In connection with the IPO, the partnership (1) entered into (i) a ten-year fee-based storage and throughput agreement, (ii) a six-year fee-based rail transportation services agreement and (iii) a one-year fee-based trucking transportation agreement, and (2) assumed (i) the Birmingham terminal services agreement and (ii) various other terminal services agreements for the partnership’s other fuel terminal facilities, each with Green Plains Trade. The storage and throughput agreement and certain terminal services agreements, including the Birmingham terminal services agreement, are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay capacity commitments.

Under the storage and throughput agreement, Green Plains Trade is obligated to throughput a minimum of 212.5 millions of gallons (mmg), per calendar quarter of product at the partnership’s storage facilities and pay $0.05 per gallon on all volumes it throughputs.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the quarter ending September 30, 2015, the average monthly fee was approximately $0.0357 per gallon for the railcar volumetric capacity provided by the partnership, currently at 66.3 mmg. Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity that is not provided by the partnership and used for the transportation of ethanol and other fuels. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. Green Plains Trade will reimburse the partnership for costs related to the following: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers.

Under the trucking transportation agreement, Green Plains Trade will pay the partnership to use its truck transportation services to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate amount of product volume transported in a calendar month by the partnership’s trucks, multiplied by the applicable rate for each trucking lane. Green Plains Trade will reimburse the partnership for costs related to the following: (1) switching and unloading fees for the trucks incurred; (2) increased costs related to change in law or governmental regulation related to the specification, operation and maintenance of trucks; and (3) fees incurred in connection with providing trucking transportation services under transportation contracts with third-party common carriers.

Under the Birmingham terminal services agreement, Green Plains Trade is obligated to pay $0.0355 per gallon on the throughput minimum volume commitment of approximately 2.8 million gallons per month of ethanol and other fuels, as well as fees for providing ancillary services.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation agreement of $17.8 million for the three and nine months ended September 30, 2015. The MLP predecessor recorded revenues from Green Plains Trade of $1.4 million and $4.1 million for the three and nine months ended September 30, 2015, respectively, and $1.3 million and $3.3 million for the three and nine months ended September 30, 2014, respectively.

In February 2015, a subsidiary of the partnership made an equity distribution to Green Plains in the amount of $3.3 million.

15.  SUBSEQUENT EVENTS

Acquisition of Ethanol Plant in Hopewell, Virginia

On October 26, 2015, Green Plains acquired an ethanol production facility in Hopewell, Virginia, with operating capacity of approximately 60 million gallons per year. Production is expected to resume by the end of the year, and corn oil processing is expected to be operational during the second quarter of 2016. Green Plains expects to offer the Hopewell plant's transportation and storage assets to the partnership.

Acquisition of Ethanol Plant in Hereford, Texas

On October 28, 2015, Green Plains signed a definitive agreement regarding the purchase of an ethanol production facility in Hereford, Texas. The transaction is expected to close during the fourth quarter of 2015, subject to customary closing conditions and regulatory approvals. The facility includes an ethanol plant with approximately 100 million gallons per year of production capacity, a corn oil extraction system and other related assets. Green Plains expects to offer the Hereford plant’s transportation and storage assets to the partnership.

Ethanol Unit Train Terminal Joint Venture

On November 4, 2015, the partnership announced plans to form a joint venture, as a 50% partner, to build an ethanol unit train terminal in Maumelle, Arkansas. The terminal will be capable of unloading 110-car unit trains in less than 24 hours and initially include storage for approximately 4.2 million gallons of ethanol. The organic growth project, which will allow ethanol to be delivered more efficiently into Little Rock and surrounding markets, is expected to cost approximately $12 million and be completed during the fourth quarter of 2016.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Green Plains Partners LP is a Delaware limited partnership formed on March 2, 2015, by its parent, Green Plains Inc., to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses.

References in this quarterly report on Form 10-Q to “the partnership,” “we,” “our,” “us” or like terms, when used in present tense for periods beginning on or after July 1, 2015, refer to Green Plains Partners LP and its subsidiaries. When used in a historical context for periods ending on or before June 30, 2015, references to “MLP predecessor” refer to BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes, and the assets, liabilities and results of operations of certain ethanol storage and railcar assets contributed by our parent, Green Plains Inc. References to (i) “Green Plains Holdings” or “our general partner” refer to Green Plains Holdings LLC, our sole general partner; (ii) “Green Plains” or “our parent” refer to Green Plains Inc. (NASDAQ: GPRE) or Green Plains Inc. and its subsidiaries, excluding us and our general partner; and (iii) “Green Plains Trade” refers to Green Plains Trade Group LLC, a wholly owned subsidiary of our parent.

Under U.S. generally accepted accounting principles, or GAAP, when accounting for transfers of assets between entities under common control, the entity that receives the net assets initially recognizes the assets and liabilities transferred at their carrying amounts at the date of transfer. Prior period financial statements of the transferee are recast for all periods in which the transferred operations were part of the ultimate parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar LLC and its subsidiaries, the partnership received the assets and liabilities of certain ethanol storage and railcar assets contributed by our parent in a transfer between entities under common control. The partnership recognized the assets and liabilities transferred at the parent’s historical cost basis, which are reflected retroactively in the consolidated financial statements presented in this Form 10-Q. Expenses related to these contributed assets, such as depreciation, amortization and railcar lease expenses are also reflected retroactively in the consolidated financial statements. No revenues related to the operation of the ethanol storage and railcar contributed assets are reflected in the consolidated financial statements for periods before July 1, 2015, the date the related commercial agreements became effective.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited consolidated financial statements and accompanying notes presented in this quarterly report on Form 10-Q, as well as the historical consolidated financial statements of BlendStar LLC, a Texas limited liability company, included in our quarterly report on Form 10-Q for the quarter ended June 30, 2015, and in our final prospectus dated June 25, 2015, and filed with the Securities and Exchange Commission, or the SEC, on June 29, 2015, in connection with our initial public offering, or IPO, completed on July 1, 2015. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based upon management’s reasonable estimates of future results or trends, and include statements preceded by, or followed by words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and similar words and phrases, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made in accordance with safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may be based on inaccurate assumptions or not account for known or unknown risks and uncertainties, and therefore, may be incorrect. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report apply to all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in the prospectus. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, such as changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; and other risk factors detailed in our reports filed with the SEC.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this report or in any document incorporated by reference might not occur. Investors are cautioned not to place undue reliance on any forward-looking statements, which represent the management’s views only as of the date of this report or the date of the document incorporated by reference in this report. We are not under any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

We are a fee-based Delaware limited partnership recently formed by our parent to provide fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. We own (i) 27 ethanol storage facilities, located at or near 12 ethanol production plants owned by our parent, that have the ability to efficiently and effectively store and load railcars and tanker trucks with all of the ethanol produced at our parent’s ethanol production plants, (ii) eight fuel terminal facilities, located near major rail lines, which enable us to receive, store and deliver fuels from and to markets that otherwise lack efficient access to renewable fuels, and (iii) transportation assets, including a leased railcar fleet of approximately 2,200 railcars with an aggregate capacity of 66.3 mmg as of September 30, 2015, contracted to transport ethanol from our parent’s ethanol production plants to refineries throughout the United States and international export terminals.

Initial Public Offering

On July 1, 2015, we completed our IPO of 11,500,000 common units representing limited partner interests at a price of $15.00 per common unit, which included 1,500,000 common units issued in accordance with the underwriters' over-allotment option.  Common units of the partnership are traded under the symbol “GPP” on The NASDAQ Global Market. As of July 1, 2015, our assets include:

•

Ethanol Storage Facilities. We own 27 ethanol storage facilities located at or near 12 ethanol production plants owned by our parent located in Indiana, Iowa, Michigan, Minnesota, Nebraska and Tennessee with a combined on-site ethanol storage capacity of approximately 26.6 million gallons, or mmg, and aggregate throughput capacity of approximately 1,330 million gallons per year, or mmgy. Our ethanol storage assets are the principal method of storing and loading the ethanol produced at our parent’s ethanol production plants for delivery to its customers.

•

Fuel Terminal Facilities. We provide terminal services and logistics solutions for our fuel terminal facilities we own and operate. These eight fuel terminal facilities, located in seven south-central states, have fuel holding tanks and access to major rail lines for transporting ethanol or other fuels. Our fuel terminal facilities have a combined total storage capacity of approximately 7.4 mmg.

•

Transportation Assets. Our transportation assets include a leased railcar fleet of approximately 2,200 railcars with an aggregate capacity of approximately 66.3  mmg as of September 30, 2015, which are dedicated to transporting products under commercial agreements with our parent, including ethanol and other fuels, from our fuel terminal facilities or third-party production facilities to refineries throughout the United States and international export terminals. In addition, we utilize a fleet of four tanker trucks to provide fuel transport services.

We received net proceeds of $157.4 million from the sale of 11,500,000 common units, after deducting underwriting discounts of $10.3 million, structuring fees of $0.9 million and other IPO expenses of approximately $3.9 million. We used the net proceeds to make a cash distribution of $155.3 million to Green Plains, in part, as reimbursement for certain capital expenditures incurred and to pay $0.9 million in origination fees under its new revolving credit facility. The remaining $1.2 million of these net proceeds were retained for general partnership purposes.

Green Plains currently owns a 62.5% limited partner interest in us, all of our incentive distribution rights, and our general partner and its 2.0% general partner interest in us. We generate a substantial portion of our revenues under fee-based commercial agreements with Green Plains Trade for receiving, storing, transferring and transporting ethanol and other fuels. We do not take ownership of, or receive any payments based on the value of, the ethanol or other fuels we handle; as a result, we do not have any direct exposure to fluctuations in commodity prices.

In connection with the closing of the IPO on July 1, 2015, we entered into (i) an Omnibus Agreement; (ii) a Contribution, Conveyance and Assumption Agreement; (iii) an Operational Services and Secondment Agreement; (iv) a Credit Facility Agreement; and (v) various Commercial Agreements. For additional information related to these arrangements, please refer to “Certain Relationships and Related Party Transactions – Agreement with Affiliates in Connection with the Transactions” and “Business – Commercial Agreements with our Parent’s Affiliates” in the prospectus and Note 2 – Initial Public Offering to the consolidated financial statements in this Form 10-Q.

Emerging Growth Company Status

With less than $1.0 billion in revenues during our most recent fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As an emerging growth company, we may take advantage of specified exemptions from reporting and other regulatory requirements that are otherwise applicable generally to public companies for up to five years, including:

•	exemption from the auditor attestation requirement on the effectiveness of our system of internal control over financial reporting;
•	exemption from the adoption of new or revised financial accounting standards until they apply to private companies;
•

exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor is required to provide additional information about the audit and financial statements of the issuer; and

•	reduced disclosure about executive compensation arrangements.

We may take advantage of these provisions until we are no longer an emerging growth company, which occurs on is the  earliest of (i) the last day of the fiscal year following the fifth anniversary of the IPO; (ii) the last day of the fiscal year in which we have more than $1.0 billion in annual revenue; (iii) the date on which the market value of our common units held by non-affiliates exceeds $700.0 million; or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over a three-year period.

We have elected to take advantage of all applicable JOBS Act provisions, with the exception of the exemption that allows emerging growth companies to extend the transition period for compliance with new or revised financial accounting standards. This election is irrevocable. Accordingly, the information we provide may be different than what other public companies provide its investors.

How We Generate Revenue

A substantial portion of our revenues and cash flows are derived from commercial agreements with Green Plains Trade. In connection with the IPO, we (1) entered into (i) a ten-year fee-based storage and throughput agreement; (ii) a six-year fee-based rail transportation services agreement; and (iii) a one-year fee-based trucking transportation agreement, and (2) assumed (i) an approximately 2.5-year terminal services agreement for our Birmingham, Alabama-unit train terminal; and (ii) various other terminal services agreements for our other fuel terminal facilities, each with Green Plains Trade. Our storage and throughput agreement, and certain terminal services agreements, including the terminal services agreement for the Birmingham facility, are supported by minimum volume commitments.  Our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay us fees for these minimum commitments regardless of the actual throughput or volume, capacity used or amount of product tendered for transport, assuring us that during the terms of these agreements, we will receive a certain amount of revenue from the services we provide to our customers. We believe the nature of these arrangements will provide stable and predictable cash flows over time.

Under our storage and throughput agreement, Green Plains Trade is obligated to throughput a minimum of 212.5 mmg, per calendar quarter of product at our storage facilities. Green Plains Trade exclusively puts all of its affiliates’ ethanol production through our facilities; Green Plains Trade may, however, exclude up to 2% of its production of alcohol and non-transportation fuels. Green Plains Trade is obligated to pay $0.05 per gallon on all volumes throughput under our storage and throughput agreement, subject to an inflation escalator based on the producer price index, or PPI, following the last day of the primary term’s fifth year. At the closing of the IPO, the remaining primary term of our storage and throughput agreement was ten years. Our storage and throughput agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate at least 360 days prior to the end of the remaining primary term or renewal term. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay us a deficiency payment equal to (1) the deficiency volume of product multiplied by (2) the applicable terminal or throughput fee during the quarter, or a quarterly deficiency payment. The quarterly deficiency payment may be applied as a credit toward any Green Plains Trade volume throughput in excess of the minimum volume commitment during any of the next four quarters, after which time unused credits expire.

Under our rail transportation services agreement, Green Plains Trade is obligated to use us to transport ethanol and other fuels by rail from receipt points identified by Green Plains Trade to nominated delivery points. Green Plains Trade is obligated to pay an average monthly rail transportation services fee of approximately $0.0357 per gallon for the railcar volumetric capacity we provide, currently at 66.3 mmg. Our leased railcars are subject to lease agreements with various terms. At the closing of the IPO, the remaining primary term of our rail transportation services agreement was six years. Our rail transportation services agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate at least 360 days prior to the end of the remaining primary term or renewal term. Under the rail transportation services agreement, the minimum take-or-pay capacity commitment is reduced by the volumetric capacity equivalent to the capacity of the railcars subject to expiration under the railcar lease agreements.  The weighted average term of the railcar lease agreements as of September 30, 2015 was 2.6 years.

Green Plains Trade is also obligated to use us for logistical operations management and other services related to railcar volumetric capacity that is not provided by us and used for the transportation of ethanol and other fuels under our rail transportation services agreement. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. Green Plains Trade will also reimburse us for costs related to the following: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to gross negligence or willful misconduct on our part; and (4) fees incurred related to rail transportation services under transportation contracts with third-party common carriers.

Under our trucking transportation agreement, Green Plains Trade pays us to use our trucking services to transport ethanol and other fuels from identified receipt and delivery points. At the closing of the IPO, the remaining term of our trucking transportation agreement was one year. Our trucking transportation agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate at least 30 days prior to the end of the remaining primary term. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate amount of product volume transported in a calendar month by our trucks multiplied by the applicable rate for each truck lane. Green Plains Trade will reimburse us for costs related to the following: (1) switching and unloading fees for the trucks incurred; (2) increased costs related to change in law or governmental regulation related to the specification, operation and maintenance of trucks; and (3) fees incurred in connection with providing trucking transportation services under transportation contracts with third-party common carriers.

Under our terminal services agreement for the Birmingham facility, Green Plains Trade is obligated to pay $0.0355 per gallon on the throughput minimum volume commitment of approximately 2.8 million gallons per month of ethanol and other fuels (equivalent to 33.2 mmgy), as well as fees for providing ancillary services. At the closing of the IPO, the remaining term of this terminal services agreement was approximately 2.5 years and will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate at least 90 days prior to the end of the remaining primary term or renewal term. Certain other terminal services agreements with Green Plains Trade and third parties also contain minimum volume commitments with various remaining terms.

For more information about our commercial agreements with Green Plains Trade, including Green Plains Trade’s minimum commitments under these agreements, please refer to the prospectus and our current report on Form 8-K filed with the SEC on July 6, 2015.

How we generate revenue following the closing of the IPO differs from how we have historically generated revenue. For more information, please read “Factors Affecting the Comparability of Our Financial Results” in this report.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) volumes and capacity; (ii) operations and maintenance expenses; (iii) adjusted EBITDA; and (iv) distributable cash flow, defined below.

Volumes and Capacity

Our revenues primarily depend on the volume of ethanol and other fuels we store or throughput at our ethanol storage facilities and fuel terminal facilities, and the volumetric capacity utilized to transport ethanol and other fuels by rail, a substantial portion of which are supported by minimum commitments. The volume of ethanol and other fuels we store, throughput or transport, and the railcar volumetric capacity we lease are affected by supply of and demand for ethanol and other fuels in markets served directly or indirectly by our assets, and depend substantially on our parent’s operating margins at its ethanol production plants. Although Green Plains Trade commits to minimum volumes or minimum take-or-pay capacity under our commercial agreements, our results of operations may be impacted by:

•	Green Plains Trade’s utilization of our assets in excess of its minimum volume commitments;
•	our ability to identify and execute accretive acquisitions and organic expansion projects and capture incremental volumes or capacity from Green Plains Trade or third parties; and
•

our ability to retain Green Plains Trade as a customer, enter into contracts with new customers and increase customer commitments, storage and throughput volumes in the case of our ethanol storage and fuel assets, and available volumetric capacity in the case of our railcar assets.

Operations and Maintenance Expenses

Our management seeks to maximize the profitability of our operations by effectively managing operations and maintenance expenses. These expenses consist primarily of lease expenses, labor expenses, outside contractor expenses, insurance premiums, repairs and maintenance expenses and utility costs, including lease expenses associated with our railcars. Our expenses are relatively stable across a  broad range of storage, throughput and transportation volumes and usage, but can fluctuate from period to period depending on the maintenance activities. We manage our expenses by scheduling maintenance activities over time to avoid significant variability in our cash flows.

Adjusted EBITDA and Distributable Cash Flow

We define adjusted EBITDA as earnings before interest expense, income tax expense, depreciation and amortization, commonly referred to as EBITDA, plus adjustments for transaction costs related to acquisitions or financing transactions; minimum volume commitment deficiency payments; unit-based compensation expense; and net gains or losses on asset sales. We define distributable cash flow as adjusted EBITDA less interest paid or payable, cash paid for income taxes, if any, and maintenance capital expenditures.  Maintenance capital expenditure are defined under our partnership agreement as cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain our operating capacity or operating income.  Adjusted EBITDA and distributable cash flow are presentations not made in accordance with GAAP. These presentations are supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess (1) in the case of adjusted EBITDA, our operating performance compared with other publicly traded partnerships, disregarding historical cost basis, capital structure or financing methods; and (2) in the case of distributable cash flow, (i) our operating performance compared with other publicly traded partnerships, disregarding historical cost basis and (ii) the viability of acquisitions and other capital expenditure projects and return on investment of various investment opportunities.

We believe the presentation of adjusted EBITDA and distributable cash flow provides useful information to investors in assessing our results of operations. The GAAP measure most directly comparable to adjusted EBITDA and distributable cash flow is net income. Adjusted EBITDA and distributable cash flow should not be considered alternatives to GAAP net income, operating income or any other measure of financial performance presented in accordance with GAAP. Adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some, but not all, items that affect net income. Additionally, because adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions may not be comparable to similarly titled measures of other companies, thereby diminishing their utility. You should not consider adjusted EBITDA or distributable cash flow in isolation or as a substitute for analysis of our results as reported under GAAP.

The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods presented and a reconciliation of net income to distributable cash flow for the three months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$10,879	$(3,295)	$4,251	$(8,793)
Interest expense	173	36	227	101
Income tax benefit	-	(1,988)	(3,999)	(5,308)
Depreciation and amortization	1,633	1,402	4,354	4,163
Transaction costs	400	-	400	-
Unit-based compensation expense	24	-	24	-
Adjusted EBITDA	13,109	$(3,845)	$5,257	$(9,837)
Less:
Interest paid and payable	98
Maintenance capital expenditures	108
Distributable cash flow (1)	$12,903

(1) Distributable cash flow computations for periods before the partnership’s IPO are not considered meaningful.

Factors Affecting the Comparability of Our Financial Results

Our results of operations following the closing of the IPO are not expected to be comparable with our historical results of operations for a number of reasons, including those described below.

Transfer of Assets between Entities under Common Control

Under GAAP, when accounting for transfers of assets between entities under common control, the entity that receives the net assets initially recognizes the assets and liabilities transferred at their carrying amounts at the date of transfer. Prior period financial statements of the transferee are recast for all periods in which the transferred operations were part of the ultimate parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar LLC and its subsidiaries, the partnership received the assets and liabilities of certain ethanol storage and railcar assets contributed by our parent in a transfer between entities under common control. The partnership recognized the assets and liabilities transferred at the parent’s historical cost basis, which are reflected retroactively in the consolidated financial statements presented in this Form 10-Q. Expenses related to these contributed assets, such as depreciation, amortization and railcar lease expenses are also reflected retroactively in the consolidated financial statements. No revenues related to the operation of the ethanol storage and railcar contributed assets are reflected in the consolidated financial statements for periods before July 1, 2015, the date the related commercial agreements became effective.

Revenues

A substantial portion of our revenues and cash flows are derived from commercial agreements with Green Plains Trade. In connection with the IPO, we (1) entered into (i) a ten-year fee-based storage and throughput agreement; (ii) a six-year fee-based rail transportation services agreement; and (iii) a one-year fee-based trucking transportation agreement, and (2) assumed (i) an approximately 2.5-year terminal services agreement for our Birmingham, Alabama unit train terminal; and (ii) various other terminal services agreements for our other fuel terminal facilities, each with Green Plains Trade. Our storage and throughput agreement and certain terminal services agreements, including the Birmingham terminal services agreement, are supported by minimum volume commitments. Our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Historically, other than our terminal services agreements, we did not have long-term fee-based commercial agreements with Green Plains Trade at our facilities. Therefore, we expect a significant increase in revenues for the remainder of 2015 compared with 2014.

Prior to the closing of the IPO, our ethanol storage facilities did not generate revenues, since these assets were part of the integrated operations of our parent. As a result, our affiliates recognized costs but did not record revenues associated with these assets. Our transportation assets generated only minimal revenue during historical periods.

Operations and Maintenance Expenses

In connection with the IPO, we entered into an operational services and secondment agreement with our parent. Under the terms of this agreement, we pay our parent fees for certain management, maintenance and operational services to support our facilities. We record direct costs of running our businesses, as well as certain costs that are allocated by our parent. We expect there will be differences in results of operations between our historical consolidated financial statements and future financial statements. For more information about these charges and the services covered by these agreements, please refer to “Certain Relationships and Related Party Transactions – Agreement with Affiliates in Connection with the Transactions” in the prospectus and see Note 2 – Initial Public Offering and Note 14 – Related Party Transactions to the consolidated financial statements in this Form 10-Q.

General and Administrative Expenses

Our general and administrative expenses include direct monthly charges for the management of our assets and certain expenses allocated by our parent under our omnibus agreement for general corporate services, such as treasury, accounting, human resources and legal services. These expenses are charged or allocated to us based on the nature of the expenses and our proportionate share of employee time or capital expenditures and operating expenses. For more information about fees we reimburse our parent for services received, please read “Certain Relationships and Related Party Transactions – Agreement with Affiliates in Connection with the Transactions” in the prospectus and see Note 2 – Initial Public Offering and Note 14 – Related Party Transactions to the consolidated financial statements in this Form 10-Q.  We also expect to incur additional incremental annual general and administrative expenses as a result of being a separate publicly traded partnership that are not reflected in our historical audited consolidated or unaudited consolidated financial statements.

Financing

We finance our operations differently than the way we historically financed our operations. Historically, our operations were integrated with our parent’s operations. Additionally, we relied on our parent’s internally generated cash flows and capital contributions to satisfy our capital expenditure requirements. We intend to make quarterly cash distributions to our unitholders of our available cash as determined by our general partner. Based on the terms of our cash distribution policy, we expect to distribute most of the cash generated from operations to our unitholders and general partner. As a result, we anticipate funding future capital expenditures and acquisitions primarily from external sources, including borrowings under our revolving credit facility and future issuances of equity and debt securities.

Factors That May Influence Future Results of Operations

Supply and Demand for Ethanol and Other Fuels

The volume of ethanol and other fuels we handle at our facilities, and the available volumetric capacity we provide or perform railcar-specific transportation services, ultimately depends on our parent’s ethanol production and fuel blending margins. Ethanol production and fuel blending margins depend mostly upon the price of feedstocks as well as the price of ethanol and other fuels. These prices are affected by numerous factors beyond our control, including global supply and demand for ethanol and other fuels. Feedstock pricing, mandated use of renewable fuels, improvements in technology, emission reduction standards and other environmental regulation and other factors affects ethanol supply.

The United States is the world’s largest producer and consumer of fuel ethanol. According to the U.S. Department of Agriculture’s Foreign Agriculture Service, the United States and Brazil collectively account for more than 80% of all fuel ethanol production and consumption (based on latest publicly available data). Brazil uses sugarcane as its primary feedstock to produce ethanol.

Global ethanol production has grown significantly over recent years, led by the United States. Approximately 30 countries either mandate or incentivize ethanol and bio-diesel blending with motor fuels. Annual reported global production has increased from approximately 5.0 billion gallons in 2001 to approximately 24.6 billion gallons in 2014 according to the U.S. Energy Information Administration, or EIA, and the Renewable Fuels Association. We believe global demand for ethanol, as a proportion of total transportation fuels demand, will increase due to continued focus on reducing reliance on petroleum-based transportation fuels.

In 2010, the United States became the world’s leading supplier of ethanol according to the EIA. In 2014, the United States imported approximately 75 mmg and exported approximately 850 mmg of ethanol. In 2013, U.S. ethanol imports were approximately 400 mmg and exports were approximately 600 mmg. At present, approximately 94% of ethanol produced domestically is used and marketed in the United States. The rest is used and marketed worldwide, mainly in Canada.

In the near term, we expect supply and demand for ethanol and other fuels to remain stable. We believe our adjusted EBITDA and distributable cash flow will not be materially impacted in the near term because of our multi-year storage and throughput, terminal services and transportation agreements with minimum commitments. However, our ability to grow through expansion or acquisitions, and our ability to renew or extend our storage and throughput, terminal services and transportation agreements could be impacted by a long-term reduction in supply or demand.

Financial Condition and Results of Operations of Our Parent

The services we provide under commercial agreements with Green Plains Trade account for a substantial portion of our revenues; therefore, we are subject to risk of nonpayment or nonperformance by Green Plains Trade. Under our storage and throughput agreement and our transportation agreements, our parent guarantees Green Plains Trade’s obligations. Our parent guarantees payment and performance, not collection. Ethanol production and marketing is a highly competitive business subject to changing market demands and regulatory environments. Any change in our parent’s business or financial strategy to meet such demands or requirements may negatively impact our parent’s financial condition, results of operations or cash flows, and any event, whether related to our operations or otherwise, that materially and adversely affects Green Plains Trade’s financial condition, results of operations or cash flows, may adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Regulatory Environment

Federal mandates for blending ethanol with gasoline affect the domestic ethanol market. The Renewable Fuel Standard II, or RFS II, statutory mandate level for conventional biofuels is 15.0 billion gallons for 2015 and 14.4 billion gallons for 2014, which approximated 2014 domestic production levels. The EPA proposed volume requirements for 2014, 2015 and 2016 on May 29, 2015 and is obligated, by a consent decree, to finalize 2014 and 2015 requirements by November 30, 2015. Future demand will depend on economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS II mandate. Significant increase in production capacity, beyond the RFS II mandated level, may adversely affect ethanol prices.

Any changes to governmental usage mandates, in the near term, could adversely affect the market for ethanol and our results of operations. Examples include:

•	legislation that has been introduced in the U.S. Congress aimed at reducing or eliminating renewable fuel use required by RFS II;
•	the EPA’s ability to reduce 2015 mandate levels for conventional biofuels or grant a waiver in the future; and
•	revisions to the preferred corporate average fuel economy standards that could reduce the growth of markets which exceed E10 and result in lower ethanol prices.

To the extent federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our parent and Green Plains Trade and, consequently, our ability to operate profitably.

On April 17, 2015, the U.S. Department of Transportation, or DOT, announced rail safety changes which applied to the transportation of ethanol and other flammable liquids. Effective immediately, transportation of Class 3 flammable liquids, such as ethanol, are subject to new safety advisories, notices and an emergency order issued by the DOT, Federal Railroad Administration and Pipeline and Hazardous Materials Safety Administration. The emergency order limits trains to a maximum authorized operating speed when passing through highly populated areas and carrying large amounts of ethanol or other Class 3 flammable liquids.

On May 1, 2015, the DOT, in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains.” The rule calls for an enhanced tank car standard, known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule beginning in May 2017 for retrofitting or replacing older tank cars carrying crude oil and ethanol. U.S. and Canadian shippers have until May 1, 2023, to phase out or upgrade older DOT-111 tank cars servicing ethanol. Shippers have until July 1, 2023, to retrofit or replace non-jacketed CPC-1232 tank cars, and until May 1, 2025, to retrofit or replace jacketed CPC-1232 tank cars transporting ethanol in the United States and Canada. The rule establishes new braking standards intended to reduce the severity of accidents and “pile-up effect.” New operational protocols are also applicable, which include reduced speed, routing requirements and local government notifications. In addition, companies that transport hazardous materials must develop more accurate classification protocols. The final rule may have an adverse effect on our operations as railcar lease costs may increase. Existing railcars could be out of service for a period of time while these upgrades are made, tightening supply in an industry that is highly dependent on railcar transportation. We intend to retrofit or replace our leased railcars to comply with the new regulation. Retrofitting costs will be reimbursed by Green Plains Trade under our rail transportation services agreement.

Availability of Railcars

We do not own our fleet of railcars, and the long-term growth of our business depends on the availability of railcars to transport ethanol and other fuels on reasonable terms. The availability of railcars is not within our control and they may become unavailable due to increased demand, maintenance or other logistical constraints. Future railcar shortages caused by increased demand for railcar transportation or changes in regulatory standards that apply to railcars could negatively impact our business and its ability to grow.

Organic Growth

Our parent announced that it will increase production at its ethanol plants by approximately 100 mmgy and explore related expansion projects in the future. When these expansion projects are implemented, we will leverage the strategic location and capacity of our assets to increase our annual storage and throughput. We expect capital expenditures associated with potential expansion projects will be minimal since our ethanol facilities currently have available unused storage capacity to accommodate growth. We believe our parent will consider expansion projects in the future that could provide us with organic growth opportunities.

On November 4, 2015, the partnership announced plans to form a joint venture, as a 50% partner, to build an ethanol unit train terminal in Maumelle, Arkansas. The terminal will be capable of unloading 110-car unit trains in less than 24 hours and initially include storage for approximately 4.2 million gallons of ethanol. The organic growth project, which will allow ethanol to be delivered more efficiently into Little Rock and surrounding markets, is expected to cost approximately $12 million and be completed during the fourth quarter of 2016.

Acquisition Opportunities

Our parent stated that it will continue to pursue potential accretive acquisitions, which includes acquiring additional ethanol production plants, expanding its existing plants and further developing its downstream ethanol distribution services. We believe the U.S. ethanol production industry is poised for further consolidation and our parent has the ability to acquire ethanol production assets, which are accretive. We expect to pursue strategic acquisitions independently and jointly with our parent which complement and grow our business. In addition, under our omnibus agreement, we were granted a five-year right of first offer on any future (1) ethanol storage or terminal assets our parent may acquire or construct, (2) fuel storage or terminal facilities our parent may acquire or construct, and (3) ethanol and fuel transportation assets our parent currently owns or may acquire, before selling or transferring those assets to a third party.

On October 26, 2015, our parent acquired an ethanol production facility in Hopewell, Virginia, with operating capacity of approximately 60 million gallons per year. Production is expected to resume by the end of the year, and corn processing is expected to be operational during the second quarter of 2016. Our parent expects to offer the Hopewell plant's transportation and storage assets to the partnership.

On October 28, 2015, our parent signed a definitive agreement regarding the purchase of an ethanol production facility in Hereford, Texas. The transaction is expected to close during the fourth quarter of 2015, subject to customary closing conditions and regulatory approvals. The facility includes an ethanol plant with approximately 100 million gallons per year of production capacity, a corn oil extraction system and other related assets. Our parent expects to offer the Hereford plant’s transportation and storage assets to the partnership.

Critical Accounting Policies and Estimates

This disclosure is based on our consolidated financial statements, which were prepared in accordance with GAAP. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions we believe are proper and reasonable under the circumstances. We regularly evaluate the appropriateness of the estimates and assumptions used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates. Key accounting policies, including, but not limited to, those relating to depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements. As of September 30, 2015, there were no significant changes to our critical accounting policies and related estimates previously disclosed in the prospectus. See further discussion of our critical accounting policies and estimates, as well as significant accounting policies, in the prospectus.

Recent Accounting Pronouncements

For information related to recent accounting pronouncements, see Note 1 – Basis of Presentation, Description of Business and Summary of Significant Accounting Policies to the consolidated financial statements in this Form 10-Q.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

Components of Revenues and Expenses

Revenues.  Our revenues consist primarily of service fees charged for receiving, storing, transferring and transporting ethanol and other fuels.

Operations and Maintenance Expenses.  Our operations and maintenance expenses consist primarily of lease expenses related to our transportation assets, labor expenses, outside contractor expenses, insurance premiums, repairs and maintenance expenses and utility costs.

General and Administrative Expenses.  Our general and administrative expenses consist primarily of employee salaries, incentives and benefits; office expenses; professional fees for accounting, legal, consulting services and other costs allocated by our parent.

Other Income (Expense).    Other income (expense) includes interest earned, interest expense and other non-operating items.

Results of Operations

The table below reflects selected financial information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Revenues
Affiliate	$19,247	$1,255	$21,895	$3,267
Non-affiliate	2,163	2,146	6,356	6,288
Total revenues	21,410	3,401	28,251	9,555
Operating expenses
Operations and maintenance	7,715	6,895	21,850	18,509
General and administrative	1,032	372	1,631	937
Depreciation	1,633	1,402	4,354	4,163
Total operating expenses	10,380	8,669	27,835	23,609
Operating income (loss)	$11,030	$(5,268)	$416	$(14,054)

Operating Data

The table below reflects selected operating data (in mmg, except railcar capacity billed):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Product volumes
Storage and throughput(1)	215.6	-	215.6	-

Terminal services:
Affiliate	25.2	31.9	82.0	83.3
Non-affiliate	54.8	55.3	162.5	159.4
	80.0	87.2	244.5	242.7

Railcar capacity billed (avg. daily mmg)(1)	64.3	-	64.3	-

Trucking	17.8	11.5	31.8	28.7

(1) Volumetric data before July 1, 2015, for storage and throughput and railcar capacity billed is not considered meaningful, as the related commercial agreements were not in effect prior to that date.

Three Months Ended September 30, 2015, Compared with the Three Months Ended September 30, 2014

The following discussion reflects the results of the partnership for the third quarter of 2015 and the results of the MLP predecessor for the third quarter of 2014. The results for the third quarter of 2014 are adjusted to reflect contributed ethanol storage and railcar assets and related operating expenses in a transfer between entities under common control, which were reflected retroactively in the consolidated financial statements presented in this Form 10-Q. There were no revenues related to the operation of the ethanol storage and railcar assets contributed are reflected in the consolidated financial statements for periods prior July 1, 2015, when the related commercial agreements became effective. The partnership's future results of operations are not comparable to the predecessor's historical results of operations, as discussed in “Factors Affecting Comparability of our Financial Results.”

Revenues

Revenues generated by trucking and terminal services increased $0.2 million for the three months ended September 30, 2015, compared with the three months ended September 30, 2014, due to an increase in the number of trucks in service and the number of locations in which we do business.

Revenues generated from our storage and throughput agreement and rail transportation services agreement with Green Plains Trade, executed in connection with our IPO and effective beginning July 1, 2015, were $17.8 million for the three months ended September 30, 2015.

Operations and Maintenance Expenses

Operations and maintenance expenses increased $0.8 million for the three months ended September 30, 2015, compared with the same period for 2014, primarily due to increased wages and fuel costs associated with our trucking company. This was partially offset by a decrease in throughput unloading fees.

General and Administrative Expenses

General and administrative expenses increased $0.7 million for the three months ended September 30, 2015, compared with the same period for 2014, primarily due to transaction costs related to the formation of the partnership, unit-based compensation and board fees.

Nine Months Ended September 30, 2015, Compared with the Nine Months Ended September 30, 2014

The following discussion reflects the results of the MLP predecessor for the first six months of 2015 and the combined results of the partnership for the three months ended September 30, 2015. The nine months ended September 30, 2014, reflect the results of the MLP predecessor. All periods before July 1, 2015, were adjusted to reflect contributed ethanol storage and railcar assets and related operating expenses in a transfer between entities under common control, which were reflected retroactively in the consolidated financial statements presented in this Form 10-Q. There were no revenues related to the operation of the ethanol storage and railcar assets contributed are reflected in the consolidated financial statements for periods prior July 1, 2015, when the related commercial agreements became effective. The partnership's future results of operations are not comparable to the predecessor's historical results of operations, as discussed in “Factors Affecting Comparability of our Financial Results.”

Revenues

Revenues generated by trucking and terminal services increased $0.9  million for the nine months ended September 30, 2015, compared with the same period in 2014, due to an increase in the number of trucks in service and the number of locations in which we do business.

Revenues generated from the storage and transportation agreement and rail transportation services agreement with Green Plains Trade, executed in connection with our IPO and effective beginning July 1, 2015, were  $17.8 million for the nine months ended September 30, 2015.

Operations and Maintenance Expenses

Operations and maintenance expenses increased $3.3 million for the  nine months ended September 30, 2015, compared with the same period in 2014, primarily due to increased railcar lease expenses as well as increased wages and fuel costs associated with our trucking company.

General and Administrative Expenses

General and administrative expenses increased $0.7 million for the nine months ended September 30, 2015 compared with the same period for 2014, primarily due to transaction costs related to the formation of the partnership, unit-based compensation and board fees.

Liquidity and Capital Resources

Historically, our sources of liquidity were based on cash flows from operations and funding from our parent. Following completion of the IPO, we intend to distribute substantially all available cash generated from our operations, after the establishment of cash reserves and the payment of costs and expenses. Our capital expenditures will be funded independently of our parent and primarily from external sources using a combination of debt, including our revolving credit facility, and equity financing.

On September 30, 2015,  our cash and cash equivalents were $18.2 million. Effective July 1, 2015, an additional $100.0 million is available under our new revolving credit facility.

We received net proceeds of $157.4 million from the sale of 11,500,000 common units, after deducting underwriting discounts of $10.3 million, structuring fees of $0.9 million and other IPO expenses of approximately $3.9 million. We used the net proceeds to make a cash distribution of $155.3 million to Green Plains, in part, as reimbursement for certain capital expenditures incurred and to pay $0.9 million in origination fees under its new revolving credit facility. The remaining $1.2 million of these net proceeds were retained for general partnership purposes.

We incurred capital expenditures of $1.1 million in the first nine months of 2015 for various projects, including $0.8 million related to additional trucks and $0.1 million related to additional terminal assets. Capital spending for the remainder of 2015 is expected to be approximately $0.5 million, which includes expenditures for additional trucks, which we expect to finance with cash provided by operating activities.

Net cash provided by operating activities was $4.4 million for the nine months ended September 30, 2015. Cash flows from operating activities were affected by increases in operating profits and increases in working capital. Net cash used by investing activities was $1.0 million for the nine months ended September 30, 2015, primarily due to capital expenditures for expansion projects. Net cash provided by financing activities was $9.1 million for the nine months ended September 30,

2015, primarily due to IPO related activity and an equity distribution of $3.3 million to our parent.

Our principal liquidity requirements are to finance current operations, fund maintenance capital expenditures and periodic expansion capital, fund quarterly distributions and service debt. We expect our ongoing sources of liquidity to include cash generated from operations, borrowings under our revolving credit facility and issuances of additional debt and equity securities, as appropriate, given market conditions. We expect to fund future expansion capital expenditures primarily from external sources, including borrowings under our new revolving credit facility and issuances of debt and equity securities, so that we may pay the minimum quarterly distribution. We expect these sources of funds will be adequate for both our short-term and long-term liquidity needs. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures, and make acquisitions, depends on our future operating performance which is subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. Depending on market conditions, we will, from time to time, consider opportunities to repay, redeem, repurchase or refinance our indebtedness as part of our normal course of doing business.

Distributions to Unitholders

The partnership agreement provides for a minimum quarterly distribution of $0.40 per unit, which equates to approximately $13.0 million per quarter, or $51.9 million per year, based on the 2% general partner interest and the number of common and subordinated units currently outstanding. Quarterly distributions are made within 45 days after the end of each calendar quarter to the extent the partnership has sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to the general partner and its affiliates.  For more information, see Note 9 – Partners Capital to the consolidated financial statements in this Form 10-Q and read “Our Cash Distribution Policy and Restrictions on Distributions” in the prospectus.

On October 22, 2015, the board of directors of our general partner declared a quarterly cash distribution of $0.40 per unit for the quarter ended September 30, 2015. The distribution is payable on November 13, 2015, to unitholders of record as of November 6, 2015.

Debt

Revolving Credit Facility

On July 1, 2015, OpCo entered into an agreement for a five-year, $100.0 million revolving credit facility with various lenders, which is available to fund working capital, acquisitions, distributions, capital expenditures for other general partnership purposes. The revolving credit facility contains certain customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on our ability to incur additional indebtedness, acquire and sell assets, create liens, invest capital, pay distributions, and materially amend our commercial agreements with Green Plains Trade.

The revolving credit facility allows us to request an increase up to an aggregate amount of $50.0 million without the consent of the lenders. The revolving credit facility is available for revolving loans, including sublimits of $15.0 million for swing line loans and $15.0 million for letters of credit. Our obligations under the revolving credit facility are secured by a first priority lien on (i) the capital stock of our present and future subsidiaries; (ii) all of our present and future personal property, including, but not limited to, investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade; and (iii) all proceeds and products of the equity interests of our present and future subsidiaries as well as our personal property.

The partnership had no borrowings outstanding under the revolving credit facility as of September 30, 2015.

For more information related to our debt, see Note 6 – Debt to the consolidated financial statements in this Form 10-Q.

Contractual Obligations

Our contractual obligations as of September 30, 2015,  were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term and short-term debt obligations (1)	$8,100	$-	$-	$615	$7,485
Interest and fees on debt obligations (2)	1,027	100	200	198	529
Operating leases (3)	63,052	21,516	24,628	14,644	2,264
Service agreements (4)	621	334	287	-	-
Total contractual obligations	$72,800	$21,950	$25,115	$15,457	$10,278

(1) Includes the current portion of long-term debt and excludes the effect of any debt discounts.

(2) Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principal and interest amounts are paid pursuant to the debt agreements.  Includes administrative and/or commitment fees on debt obligations.

(3) Operating lease costs are primarily for property and railcar leases.

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

Interest Rate Risk

The debt we incur under the revolving credit facility bears interest at a variable rate and exposes us to interest rate risk. A 1.0% change in the interest rate under the revolving credit facility,  assuming we borrowed $100.0 million, would result in a $1.0 million change in our interest expense. Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included elsewhere in this report.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information that must be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our management, including our chief executive officer and the chief financial officer, concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on the company's internal control over financial reporting in its annual report, providing reasonable assurance regarding the reliability of our financial reporting and preparation of our consolidated financial statements for external purposes in accordance with GAAP.  However, under the JOBS Act, our management will not be required to report on the company’s internal control over financial reporting in its annual report until our fiscal year ended December 31, 2016. Further, we are not required to provide an independent registered public accounting firm’s attestation report to the effectiveness of our internal control over financial reporting for up to five years or through such earlier date that we are no longer an emerging growth company.

During the three months ended September 30, 2015, the partnership completed its IPO, resulting in significant process changes and, therefore, changes in internal control over financial reporting. As discussed in Note 2 – Initial Public Offering to the consolidated financial statements, the  partnership has implemented various commercial agreements resulting in new revenue streams and complied with various provisions of the partnership agreement, including, but not limited to, distributions of available cash, operating and capital surplus, capital expenditures and subordinated unit terms.  We have not identified any other changes in the partnership’s internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

Routinely, we may be involved in litigation that arises during the ordinary course of business. We are not currently party to any litigation.

Item 1A.  Risk Factors.

Investors should carefully consider the risks discussed under the heading “Risk Factors” and other information in the prospectus, and the risks and other information discussed in this report, including “Cautionary Information Regarding Forward-Looking Statements,” which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no material changes to the risk factors that were disclosed in the prospectus. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time. We cannot predict such risks nor estimate the extent to which they may affect our financial performance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 25, 2015, our registration statement on Form S-1 (SEC Registration No. 333-204279), as amended, related to the IPO became effective. Barclays Capital Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated served as representatives of the several underwriters for the IPO.  Upon the closing of the IPO on July 1, 2015, the partnership sold 11,500,000 common units to the public at a price of $15.00 per common unit, resulting in gross proceeds of approximately $172.5 million. A summary of the proceeds received and the use of proceeds is as follows (in millions):

Gross proceeds received from the sale of common units	$172.5
Uses of proceeds:
Underwriting discounts	$10.3
Structuring fees	0.9
Estimated offering expenses	3.9
Distribution to Green Plains Inc.	155.3
Payment of origination fees under the credit facility	0.9
Retained for general partnership purposes	1.2
Total uses of proceeds	$172.5

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

10.1(a)*	Green Plains Partners LP 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on July 1, 2015).
10.1(b)*	Form of Green Plains Partners LP Restricted Unit Agreement (incorporated by reference to Exhibit 10.1(b) of our Current Report on Form 10-Q filed with the SEC on August 12, 2015).
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

10.8*	Green Plains Holdings LLC Director Compensation Program (incorporated by reference to Exhibit 10.8 of our Current Report on Form 10-Q filed with the SEC on August 12, 2015).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

 * Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

c

Date: November 5, 2015 Date: November 5, 2015

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:  /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:  /s/ Jerry L. Peters                                 _

Jerry L. Peters
Chief Financial Officer

(Principal Financial Officer)