Form 10-K
period 2015-12-31
Green Plains Partners LP
filed 2016-02-18
CIK 1635650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

Securities registered pursuant to Section 12(b) of the Act: Common Units Representing Limited Partnership Interest

Name of exchanges on which registered:  Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes   ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒No

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

☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐      Accelerated filer  ☐      Non‑accelerated filer  ☒     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2015, based upon the last sale price of the common units on such date, was approximately $245.1 million. For purposes of this calculation, executive officers and directors and holders of 10% of more of the registrant’s common units are deemed to be affiliates of the registrant. Common units began trading on June 26, 2015; however, our initial public offering closed on July 1, 2015.

As of February 12, 2016, the registrant had 15,899,731 common units and 15,889,642 subordinated units outstanding.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this annual report are defined as follows:

Green Plains Partners LP and Subsidiaries:

z
Birmingham	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Green Plains Capital Company	Green Plains Capital Company LLC
Green Plains Ethanol Storage	Green Plains Ethanol Storage LLC
Green Plains Logistics	Green Plains Logistics LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Trucking II	Green Plains Trucking II LLC
MLP predecessor	BlendStar LLC and its subsidiaries, and the assets, liabilities and results of operations of the ethanol storage and leased railcar assets contributed by Green Plains

Green Plains Inc. and Subsidiaries:

Green Plains; our parent	Green Plains Inc. and its subsidiaries
Green Plains Hereford	Green Plains Hereford LLC
Green Plains Holdings	Green Plains Holdings LLC; our general partner
Green Plains Hopewell	Green Plains Hopewell LLC
Green Plains Obion	Green Plains Obion LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Trucking	Green Plains Trucking LLC

Accounting Defined Terms:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
EBITDA	Earnings before interest, taxes, depreciation and amortization
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
IDR	Incentive distribution right
IPO	Initial public offering of Green Plains Partners LP
IRA	Individual retirement account
IRS	Internal Revenue Service
JOBS Act	Jumpstart Our Business Startups Act of 2012
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Nasdaq	The Nasdaq Global Market
NEO	Named executive officer
NMTC	New markets tax credits
PCAOB	Public Company Accounting Oversight Board
Securities Act	Securities Act of 1933
SEC	Securities and Exchange Commission

Industry Defined Terms:

Bgy	Billion gallons per year
BNSF	BNSF Railway Company
CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
CBOB	Conventional blendstock for oxygenate blending

Clean Water Act	Water Pollution Control Act of 1972
CSX	CSX Transportation, Inc.
DOT	U.S. Department of Transportation
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
FRA	Federal Railroad Administration
ILUC	Indirect land usage charge
KCS	Kansas City Southern Railway Company
LCFS	Low Carbon Fuel Standard
Mmg	Million gallons
Mmgy	Million gallons per year
MTBE	Methyl tertiary-butyl ether
OSHA	U.S. Occupational Safety and Health Administration
PHMSA	Pipeline and Hazardous Materials Safety Administration
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
U.S.	United States
USDA	U.S. Department of Agriculture

Cautionary Statement Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so investors can better understand future prospects and make informed investment decisions. As such, we have included forward-looking statements in this report or by reference to other documents filed with the SEC.

Forward-looking statements are made in accordance with safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations which involve a number of risks and uncertainties and do not relate strictly to historical or current facts, but rather to plans and objectives for future operations. These statements include words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “outlook,” “plan,” “predict,” “may,” “could,” “should,” “will” and similar words and phrases as well as statements regarding future operating or financial performance or guidance, business strategy, environment, key trends and benefits of actual or planned acquisitions.

Factors that could cause actual results to differ from those expressed or implied are discussed in this report under Item 1A – Risk Factors or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; and other risk factors detailed in our reports filed with the SEC.

We believe our expectations regarding future events are based on reasonable assumptions; however, these assumptions may not be accurate or account for all risks and uncertainties. Consequently, forward-looking statements are not guaranteed. Actual results may vary materially from those expressed or implied in our forward-looking statements. In addition, we are not obligated and do not intend to update our forward-looking statements as a result of new information unless it is required by applicable securities laws. We caution investors not to place undue reliance on forward-looking statements, which represent management’s views as of the date of this report or documents incorporated by reference.

PART I

Item 1.  Business.

References to “we,” “our,” “us” or the “partnership” used in present tense for periods beginning on or after July 1, 2015, refer to Green Plains Partners LP and its subsidiaries. References to the “MLP predecessor” used in a historical context for periods ended on or before June 30, 2015, refer to BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes, and the assets, liabilities and results of operations of the ethanol storage and leased railcar assets contributed by Green Plains.

Formation and Initial Public Offering

We are a master limited partnership formed by our parent on March 2, 2015. On July 1, 2015, we completed our IPO of 11,500,000 common units representing limited partner interests. Our common units are traded under the symbol “GPP” on Nasdaq. After completing the IPO, in addition to the interests of BlendStar, we received the assets and liabilities of the ethanol storage and leased railcar assets, previously owned and operated by our parent, in a transfer between entities under common control.

Overview

Green Plains Partners is a  Delaware limited partnership that provides fee-based fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. We were formed by Green Plains, a vertically integrated ethanol producer, to support its marketing and distribution activities as its primary downstream logistics provider.

We generate a substantial portion of our revenues under fee-based commercial agreements with Green Plains Trade for receiving, storing, transferring and transporting ethanol and other fuels, which are supported by minimum volume or take-or-pay capacity commitments. We do not take ownership or receive any payments based on the value of the ethanol or other fuels we handle. As a result, we do not have any direct exposure to fluctuating commodity prices.

Our parent owns a 62.5% limited partner interest in us, consisting of 4,389,642 common units and 15,889,642 subordinated units, all of our incentive distribution rights and a 2.0% general partner interest. The public owns the remaining 35.5% limited partner interest. The following diagram depicts our simplified organizational structure at December 31, 2015:

Green Plains Inc.
(NASDAQ: GPRE)
(Our Parent)
100% ownership interest
Green Plains Holdings LLC
(our General Partner)
Incentive Distribution Rights
Public Unitholders
62.5% LP Interest
(4.4mm common units +
15.9mm subordinated units)
2% general partner interest
35.5% LP Interest
(11.5mm common units)
Green Plains Partners LP
(NASDAQ: GPP)
(the Partnership)
100% ownership interest
Operating Companies
(including BlendStar LLC)

Our Assets and Operations

Ethanol Storage.   Our ethanol storage assets are the principal method of storing the ethanol produced at our parent’s ethanol production plants. Each of our parent’s ethanol production plants are located near major rail lines. Ethanol is distributed from our storage facilities to bulk terminals via truck or railcar.

We own 30 ethanol storage facilities and approximately 47 acres of land. Our storage tanks are located at our parent’s 14 ethanol production plants in Indiana, Iowa, Michigan, Minnesota, Nebraska, Tennessee, Texas and Virginia.

Our ethanol storage tanks have combined storage capacity of approximately 31.8 mmg and aggregate throughput capacity of approximately 1,677 mmgy. For the year ended December 31, 2015, the ethanol storage assets had throughput of approximately 948 mmg, representing 91.1% of our parent’s daily average production capacity. The following table presents additional ethanol production plant details by location:

Plant Location	Initial Operation or Acquisition Date	Major Rail Line Access	Plant Production Capacity (mmgy)	On-Site Ethanol Storage Capacity (thousands of gallons)	Throughput Year Ended December 31, 2015 (mmg)
Atkinson, Nebraska	June 2013	BNSF	53	2,074	45
Bluffton, Indiana	Sept. 2008	Norfolk Southern	120	3,000	116
Central City, Nebraska	July 2009	Union Pacific	106	2,250	101
Fairmont, Minnesota	Nov. 2013	Union Pacific	119	3,124	91
Hereford, Texas (1)	Nov. 2015	BNSF	100	4,406	12
Hopewell, Virginia (1)(2)	Oct. 2015	Norfolk Southern	60	761	-
Lakota, Iowa	Oct. 2010	Union Pacific	112	2,500	99
Obion, Tennessee	Nov. 2008	Canadian National	120	3,000	115
Ord, Nebraska	July 2009	Union Pacific	55	1,550	56
Otter Tail, Minnesota	Mar. 2011	BNSF	60	2,000	49
Riga, Michigan	Oct. 2010	Norfolk Southern	60	1,239	50
Shenandoah, Iowa	Aug. 2007	BNSF	69	1,524	69
Superior, Iowa	July 2008	Union Pacific	60	1,238	51
Wood River, Nebraska	Nov. 2013	Union Pacific	121	3,124	94
Total			1,215	31,790	948

(1) The ethanol storage and railcar assets at the Hereford and Hopewell plants were acquired on January 1, 2016, from our parent. Throughput for the year ended December 31, 2015, relates only to the period since the assets were acquired by our parent.

(2) The Hopewell plant resumed operations on February 8, 2016.

Terminal and Distribution Services.    We own and operate eight fuel terminals with access to major rail lines that have combined total storage capacity of approximately 7.4 mmg in Alabama, Louisiana, Mississippi, Kentucky, Tennessee and Oklahoma. We also own approximately five acres of land and lease approximately 19 acres of land where  our fuel terminals are located. For the year ended December 31, 2015, the aggregate throughput at these facilities was approximately 321.5 mmg.

Ethanol is transported from our terminals to third-parties for blending with gasoline and transferred to a loading rack for delivery by truck to retail gas stations. Our Birmingham facility is one of 20 facilities in the United States capable of efficiently receiving and offloading ethanol and other fuels from unit trains.

The following table presents additional fuel terminal details by location:

Fuel Terminal Facility Location	Major Rail Line Access	On-Site Storage Capacity (thousands of gallons)	Throughput Capacity (mmgy)
Birmingham, Alabama - Unit Train Terminal	BNSF	6,542	300
Other Fuel Terminal Facilities	(1)	880	522
		7,422	822

(1) Access to our seven other fuel terminal facilities is available from BNSF, KCS, Canadian National, Union Pacific, Norfolk Southern and CSX.

Transportation and Delivery.  Ethanol deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads.  Our leased railcar fleet consists of approximately 2,500 railcars with an aggregate capacity of approximately 76.3 mmg. We expect our railcar volumetric capacity will fluctuate over the normal course of business as our existing railcar leases expire and we enter into or acquire new railcar leases. Our volumetric capacity is used to transport product primarily from our fuel terminals or third-party production facilities to international export terminals and refineries located throughout the United States.

We also own and operate a fleet of seven trucks to transport ethanol and other biofuels.

Segments

Our operations consist of one reportable segment with all business activities conducted in the United States.

Our Relationship with Green Plains

Our parent is a vertically integrated producer, marketer and distributor of ethanol and the fourth largest producer in North America. Our parent mitigates commodity price volatility by having operations throughout the ethanol value chain, which differentiates it from other companies focused only on ethanol production.

We benefit significantly from our relationship with our parent. Our assets are the principal method of storing and delivering the ethanol our parent produces for its customers and the commercial agreements with Green Plains Trade account for a substantial portion of our revenues.

Our parent has a majority interest in us through ownership of our general partner, a 62.5% limited partner interest and all of our incentive distribution rights. We believe our parent will continue to support the successful execution of our business strategies given its significant ownership in us and the importance of our assets to Green Plains’ operations.

We entered into several agreements with our parent, which were established in conjunction with the IPO, including: an omnibus agreement; a contribution, conveyance and assumption agreement; an operational services and secondment agreement; and various commercial agreements described below. For additional information related to these agreements, please refer to Note 3 – Initial Public Offering to the consolidated financial statements in this report.

Commercial Agreements with Affiliate

A substantial portion of our revenues and cash flows are derived from our commercial agreements with Green Plains Trade, our primary customer, including a (1) ten-year fee-based storage and throughput agreement, (2) Birmingham terminal services agreement, (3) six-year fee-based rail transportation services agreement and (4) various other transportation and terminal services agreements. For the agreements in their entirety, please refer to the current report on Form 8-K filed with the SEC on July 6, 2015, and the amendments filed with this report.

Minimum Volume Commitments.    Our storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. Our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay us fees for these minimum commitments regardless of the actual throughput or volume, capacity used or amount of product tendered for transport, assuring us that we will receive a certain amount of revenue during the terms of these agreements.  The nature of these arrangements will provide stable and predictable cash flows over time.

Storage and Throughput Agreement.  Under our storage and throughput agreement, Green Plains Trade is obligated to throughput a minimum of 246.5 mmg of product  per calendar quarter at our storage facilities. Green Plains Trade is obligated to pay $0.05 per gallon on all throughput volumes, subject to an inflation escalator based on the producer price index following the last day of the primary term’s fifth year. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay us a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. For each of the quarters ended September 30, 2015, and December 31, 2015, Green Plains Trade met its minimum volume commitment, with throughput of 215.6 mmg and 248.8 mmg, respectively. At December 31, 2015, the remaining primary term of our storage and throughput agreement was 9.5 years. The storage and throughput agreement will automatically renew for successive one-year terms unless either party provides written notice of its intent to terminate at least 360 days prior to the end of the remaining primary or renewal term.

The current minimum volume commitment was increased from 212.5 mmg of product per calendar quarter in connection with the acquisition of the Hereford, Texas and Hopewell, Virginia ethanol storage and leased railcar assets, effective January 1, 2016. All other terms and conditions are substantially the same as the initial agreement.

Terminal Services Agreement.    Under our terminal services agreement for the Birmingham facility, Green Plains Trade is obligated to pay $0.0355 per gallon on all throughput volumes, subject to a minimum volume commitment of approximately 2.8 mmg per month of ethanol and other fuels, equivalent to 33.2 mmgy, as well as fees for ancillary services. At December 31, 2015, the remaining primary term of the terminal services agreement was approximately two years. The terminal services agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate at least 90 days prior to the end of the remaining primary or renewal term. Other terminal services agreements with Green Plains Trade and third parties also contain minimum volume commitments with various remaining terms.

Rail Transportation Service Agreement.  Under our rail transportation services agreement, Green Plains Trade is obligated to transport ethanol and other fuels by rail from identified receipt and delivery points and pay an average monthly fee of approximately $0.0358 per gallon for all railcar volumetric capacity provided. Currently, our minimum railcar volumetric capacity commitment is 76.3 mmg and the weighted average remaining term of all railcar lease agreements is 2.9 years. At December 31, 2015, the remaining primary term of our rail transportation services agreement was 5.5 years. The rail transportation services agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate at least 360 days prior to the end of the remaining primary or renewal term.

We lease our railcars from third parties under lease agreements with various terms. The minimum take-or-pay capacity commitment is reduced by the capacity of the railcars subject to expiration under our lease agreements.

Effective January 1, 2016, the rail transportation services agreement was amended in connection with the acquisition of the Hereford, Texas and Hopewell, Virginia ethanol storage and leased railcar assets.  The amended agreement increased  the minimum railcar volumetric capacity commitment by 6.7 mmg, to its current level. All other terms and conditions are substantially the same as the initial agreement.

Green Plains Trade is also obligated to pay a monthly fee of approximately $0.0013 per gallon for logistical operations management and other services based on railcar volumetric capacity obtained by Green Plains Trade from third parties.

Trucking Transportation Agreement.    Under our trucking transportation agreement, Green Plains Trade pays us to transport ethanol and other fuels from identified receipt and delivery points by truck. At December 31, 2015, the remaining term of our trucking transportation agreement was six months.  The trucking transportation agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate at least 30 days prior to the end of the remaining primary or renewal term.  Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate amount of product volume transported in a calendar month multiplied by the applicable rate for each truck lane.

We also entered into an omnibus agreement and an operational services and secondment agreement with our parent. For more information, see Note 3 – Initial Public Offering to the consolidated financial statements in this report.

Competitive Strengths

We believe that the following competitive strengths position us to successfully execute our business strategies:

Stable and Predictable Cash Flows.    A substantial portion of our revenues and cash flows are derived from long-term, fee-based commercial agreements with Green Plains Trade, including a storage and throughput agreement, rail transportation services agreement, terminal services agreement and other transportation agreements. Our storage and throughput agreement and certain terminal services agreements are supported by minimum volume commitments, and our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is obligated to pay us fees for these minimum commitments regardless of actual throughput or volume, capacity used or amount of product tendered for transport, assuring us that we will receive a certain amount of revenue during the terms of these agreements.

Advantageous Relationship with Our Parent.  Our assets are the principal method of storing and delivering the ethanol our parent produces, and the related agreements with Green Plains Trade include minimum volume or take-or-pay capacity commitments. Furthermore, as general partner and owner of a 62.5% limited partner interest in us and all of our incentive distribution rights, our parent directly benefits from our growth, which provides incentive to pursue projects that directly or indirectly enhance the value of our business and assets. This can be accomplished though organic expansion, accretive acquisitions or the development of downstream distribution services. Under an omnibus agreement, we are granted the right of first offer, for a period of five years, on any ethanol storage asset, fuel terminal facility or transportation asset our parent owns, constructs or acquires and decides to sell.

Quality Assets.  Our portfolio of assets have an expected remaining weighted average useful life of over 20 years. Our assets are strategically located in eight states near major rail lines, which minimizes our exposure to weather-related downtime and transportation congestion, while enabling access to markets across the United States. Given the nature of our assets, we expect to incur only modest maintenance-related expenses and capital expenditures in the near future.

Financial Strength and Flexibility.  Our borrowing capacity and ability to access debt and equity capital markets provide financial flexibility necessary to achieve our organic and acquisition growth strategies.

Proven Management Team.  Each member of our senior management team is an employee of our parent who also devotes time to manage our business affairs. We believe the level of commercial, operational and financial expertise of our senior management team, which averages approximately 25 years of industry experience, will allow us to successfully execute our business strategies.

Business Strategy

We believe ethanol could become an increasingly larger portion of the global fuel supply driven by volatile oil prices, heightened environmental concerns, energy independence and national security concerns. We intend to further develop and strengthen our business by pursuing the following growth strategies:

Generate Stable, Fee-Based Cash Flows.  A substantial portion of our revenues and cash flows are derived from our commercial agreements with Green Plains Trade. Under these agreements, we do not have direct exposure to fluctuating commodity prices. We will continue to establish fee-based contracts with our parent and third parties that generate stable and predictable cash flows as we grow.

Grow Organically.  We will collaborate with our parent and other potential third-party customers to identify opportunities to construct assets that provide us with stable cash flows through fee-based service agreements. Plant expansion by our parent that increases its production capacity also increases annual throughput at our facilities. Our capital expenditures associated with expansion would be minimal since our ethanol storage facilities have available capacity to accommodate growth.

Acquire Strategic Assets.  We intend to pursue strategic acquisitions independently and jointly with our parent to grow our business. The U.S. ethanol production industry is poised for consolidation. Our parent has a proven history of identifying, acquiring and integrating assets that are accretive to its business. Under the omnibus agreement, we have a five-year, right of first offer on any fuel storage, terminal or transportation asset our parent owns, constructs or acquires and decides to sell. In addition, we intend to continually monitor the marketplace to identify and pursue assets that complement or diversify our existing operations, including fuel storage and terminal assets in close proximity to our existing asset base.

Development of Downstream Distribution Services.  Our parent will continue to use its logistical capabilities and expertise to further develop downstream ethanol distribution services. We will benefit from our parent’s marketing and distribution strategy due to the strategic locations of our ethanol storage facilities and fuel terminal facilities.

Conduct Safe, Reliable and Efficient Operations.    We conduct routine inspections of our assets in accordance with applicable laws and regulations and are committed to maintaining safe, reliable and environmentally compliant operations. We seek to improve our operating performance through preventive maintenance, employee training, and safety and development programs.

Recent Developments

On November 4, 2015, we announced plans to form a joint venture, as a 50% partner, to build an ethanol unit train terminal in Maumelle, Arkansas. The terminal will be capable of unloading 110-car unit trains in less than 24 hours and initially include storage for approximately 4.2 mmg of ethanol. The project is expected to cost approximately $12 million and be completed during the fourth quarter of 2016.

Effective January 1, 2016, we acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities from our parent for initial consideration of $62.5 million. We used our revolving credit facility and cash on hand to fund the purchase. The acquired assets include three ethanol storage tanks that support the plants’ combined production capacity of approximately 160 mmgy and 224 leased railcars with volumetric capacity of approximately 6.7 mmg. We amended the storage and throughput agreement with Green Plains Trade, increasing the minimum volume commitment from 212.5 mmg to 246.5 mmg per calendar quarter. We also amended the rail transportation services agreement, increasing the minimum railcar volumetric capacity commitment 6.7 mmg to 76.3 mmg.

Our Competition

Our contractual relationship with Green Plains Trade and the integrated nature of our storage tanks with our parent’s production facilities minimizes potential competition for storage and distribution services provided under our commercial agreements from other third-party operators.

We compete with independent fuel terminal operators and major fuel producers for terminal services based on terminal location, services provided, safety and cost. While there are numerous fuel producers and distributors that own terminal operations similar to ours, they are not typically focused on providing services to third parties. Independent operators are often located near key distribution points with cost advantages and provide more efficient services and distribution capabilities into strategic markets with a variety of transportation options. Companies often rely on independent providers when their own storage facilities cannot handle their volumes or they cannot manage their throughput adequately due to lack of expertise, market congestion, size constraints, optionality or the nature of the materials being stored.

We believe we are well-positioned to compete effectively in a growing market due to our expertise managing third-party terminal services and logistics. We are a low-cost operator, focused on safety and efficiency, capable of managing the needs of multiple constituencies across geographical markets. While the competitiveness of our services can be impacted by competition from new entrants, transportation constraints, industry production levels and related storage needs, we believe there are significant barriers to entry that partially mitigate these risks, including significant capital costs, execution risk, complex permitting requirements, development cycle, financial and working capital constraints, expertise and experience, and ability to effectively capture strategic assets or locations.

Seasonality

Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. However, the effects of seasonality on our revenues are substantially mitigated through our fee-based commercial agreements with Green Plains Trade, which include minimum volume or take-or-pay capacity commitments.

Major Customer

Revenues from  Green Plains Trade, controlled by our parent, totaled approximately $42.5 million, or 83.5%, of our consolidated revenues for 2015. We are highly dependent on Green Plains Trade and expect to derive most of our revenues from them in the foreseeable future. Accordingly, we are indirectly subject to the business risks of Green Plains Trade. For additional information, please read Risk Factors—Risks Related to Our Business.  Since a substantial majority of our revenues are, and in the foreseeable future are expected to be, derived from Green Plains Trade, any development that materially and adversely affects Green Plain Trade’s operations, financial condition or market reputation could have a material adverse impact on us.

Regulatory Matters

Government Ethanol Programs and Policies

The domestic ethanol market is impacted by federal mandates under the RFS II, which sets the required volume of renewable fuel to be blended with transportation fuel in the United States.  On June 10, 2015, the EPA proposed volume targets for conventional ethanol of 13.25 billion gallons, 13.40 billion gallons and 14.00 billion gallons for 2014, 2015 and 2016, respectively. On November 30, 2015, the EPA announced final volume requirements for conventional ethanol that were higher than the levels proposed in June of 13.61 billion gallons, 14.05 billion gallons and 14.50 billion gallons for 2014, 2015 and 2016, respectively.

In April 2013, the Master Limited Partnership Parity Act was introduced in the U.S. House of Representatives as H.R. 1696 to extend the publicly traded partnership ownership structure to renewable energy projects, including ethanol production. The legislation was proposed to provide a more level financing system and tax burden for renewable energy equal to fossil energy projects. H.R. 1696 did not advance out of committee during the 113th Congress and its co-sponsors have not re-introduced the bill.

Environmental Regulation

Our operations are subject to environmental regulations, including those that govern the handling and release of ethanol, crude oil and other liquid hydrocarbon materials. Compliance with existing and anticipated environmental laws and regulations will increase our overall cost of business, including capital costs to construct, maintain, operate, and upgrade equipment and facilities. However, we do not believe that this will have a material impact on our operations or financial position.

There are also risks of accidental releases into the environment associated with our operations, such as releases of ethanol from our storage facilities. Should an event, such as an accidental release, not be covered by our insurance, we could be subject to substantial liabilities arising from environmental cleanup and restoration costs, claims made by neighboring landowners and other third parties for personal injury and property damage, and fines or penalties for any related violations of environmental laws or regulations.

Under the omnibus agreement, our parent indemnified us from all known and certain unknown environmental liabilities associated with owning and operating our assets that occurred on or before the closing of the IPO. In turn, we have agreed to indemnify our parent from future environmental liabilities associated with the activities of the partnership.

Construction or maintenance of our terminal and storage facilities may impact wetlands, which are regulated by the EPA and the U.S. Army Corps of Engineers under the Clean Water Act.

Other Regulations

In July 2014, the DOT proposed new regulations to improve the transportation of flammable materials by rail, which it finalized on May 1, 2015. The Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains calls for an enhanced tank car standard known as the DOT specification 117 and establishes a schedule to retrofit or replace older tank cars that carry crude oil and ethanol. The rule also establishes braking standards intended to reduce the severity of accidents and new operational protocols. Companies that transport hazardous materials must develop more accurate classification protocols. As a result of the final rule, lease costs for railcars may increase over the long term. Additionally, existing railcars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to retrofit or replace our leased railcars to comply with the new regulations. Retrofitting costs will be reimbursed by Green Plains Trade under our rail transportation services agreement.

Employees

We do not have any employees. We are managed and operated by the executive officers of our general partner, who are also officers of our parent, and our general partner’s board of directors. Our general partner and its affiliates have approximately 15 full-time equivalent employees under the direct management and supervision of our general partner for our operations.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website at www.greenplainspartners.com shortly after we file or furnish the information with the SEC. You can also find the charter of our audit committee, as well as our code of ethics in the corporate governance section of our website. The information found on our website is not part of this or any other report we file or furnish with the SEC. For more information on our parent, please visit www.gpreinc.com.  Alternatively, investors may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549 or visit the SEC website at www.sec.gov to access our reports and information statements filed with the SEC.

Item 1A.  Risk Factors.

Investing in our common units involves a high degree of risk. You should carefully consider the risks described below together with the other information set forth in this report before making an investment decision. Any of the following risks and uncertainties could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. If that occurs, we may not be able to pay distributions on our common units, the trading price of our common units could decline materially, and you could lose all or part of your investment. Although many of our business risks are comparable to those faced by a corporation engaged in a similar business, limited partner interests are inherently different from the capital stock of a corporation and involve additional risks described below. The risks discussed below are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or as a result of developments occurring in the future. Conditions that we currently deem to be immaterial may also materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Risks Related to Our Business and Industry

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay the minimum quarterly distribution to our unitholders.

In order to pay the minimum quarterly distribution of $0.40 per unit per quarter, or $1.60 per unit on an annualized basis, we will require available cash of approximately $13.0 million per quarter, or approximately $51.9 million per year, based on the 2% general partner interest and the number of common units and subordinated units outstanding. We may not have sufficient available cash each quarter to enable us to pay the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	the volume of ethanol and other fuels that we handle;
•	the fees with respect to the volumes and capacity that we handle;
•	our entitlement to payments associated with the minimum commitments under our commercial agreements with Green Plains Trade;
•	timely payments under the commercial agreements by Green Plains Trade and other third parties; and
•	prevailing economic conditions.

In addition, the actual amount of cash we have available for distribution will also depend on other factors, some of which are beyond our control, including:

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to our general partner in respect of those expenses;
•	the level of capital expenditures we make;
•	the cost of acquisitions and organic growth projects, if any;
•	our debt service requirements and other liabilities;
•	fluctuations in our working capital needs;
•	our ability to borrow funds and access capital markets;
•	restrictions that are contained in our revolving credit facility and other debt service requirements;
•	the amount of cash reserves established by our general partner; and
•	other business risks affecting our cash levels.

The services we provide under commercial agreements with Green Plains Trade account for a substantial portion of our revenues. Therefore, we are subject to the business risks of Green Plains Trade and, as a result of its direct ownership by our parent, to the business risks of our parent. If Green Plains Trade is unable to satisfy its obligations under the commercial agreements with us for any reason, our revenues would decline and our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be adversely affected.

We entered into a storage and throughput agreement and two transportation services agreements with Green Plains Trade in connection with the IPO. Green Plains Trade’s obligations under such commercial agreements are guaranteed by our parent. Additionally, we have assumed all of BlendStar’s terminal services agreements with Green Plains Trade. The services we provide under commercial agreements with Green Plains Trade account for a substantial portion of our revenues for the foreseeable future; therefore we are subject to the risk of nonpayment or nonperformance by Green Plains Trade and our parent under the commercial agreements. Any event, whether related to our operations or otherwise, that materially and adversely affects Green Plains Trade’s or our parent’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the following operational and business risks of our parent and its subsidiaries (including Green Plains Trade), among others:

•	the price volatility of corn, natural gas, ethanol, distillers grains, corn oil and crude oil and our parent’s ability to manage the spread among the prices for such commodities;
•	our parent’s risk management strategies, including hedging transactions that may limit its gain and expose it to other risks;
•	Green Plains Trade’s liquidity could be materially and adversely affected if third parties are unable to make payments for their sales;
•	the ethanol industry’s dependency on government usage mandates for blending ethanol with gasoline which influences ethanol production and ethanol prices;
•	our parent’s indebtedness may limit its ability to obtain additional financing, and our parent may also face difficulties complying with the terms of its debt agreements;
•	covenants and events of default in our parent’s debt agreements could limit its ability to undertake certain types of transactions and adversely affect its liquidity;
•	our parent has capital needs and planned and unplanned maintenance expenses for which its internally generated cash flows and other sources of liquidity may not be adequate;
•	the dangers inherent in our parent’s operations could cause disruptions and could expose our parent to potentially significant losses, costs or liabilities;
•	environmental risks, incidents and violations that could give rise to material remediation costs, fines and other liabilities;
•

our parent may incur significant costs to comply with state and federal environmental, economic, health and safety, energy and other laws, policies and regulations and any changes in those laws, policies and regulations;

•	a material decrease in the supply of corn available to our parent’s ethanol production plants could significantly reduce its production levels;
•

demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception, consumer acceptance and overall consumer demand for transportation fuel which would affect our parent’s results of operations;

•	increased federal support of cellulosic ethanol may result in reduced competitiveness of our parent’s corn-derived ethanol production;
•

replacement technologies under development may result in the obsolescence of corn-derived ethanol or our parent’s process systems which would materially impact our parent’s operations, cash flow and financial position;

•

severe weather, including earthquakes, floods, fire and other natural disasters, could cause damage to our parent’s ethanol production plants, disrupt our parent’s operations or interrupt the supply of our parent’s corn supply for its ethanol production plants and our parent’s ability to distribute ethanol;

•	our parent could incur substantial costs or disruptions in its business if it cannot obtain or maintain necessary permits and authorizations on favorable terms;
•	Green Plains Trade could incur substantial penalties if it inadvertently traded or trades ethanol with invalid RINs;
•

our parent could incur substantial costs in order to generate or obtain the necessary number of RINs credits in connection with mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States;

•	our parent may be required to provide remedies for the delivery of off-specification ethanol, distillers grains or corn oil;
•

competition in the ethanol industry is intense, and an increase in competition in the areas in which our parent’s ethanol is sold, or an increase in foreign ethanol production, could adversely affect our parent’s sales and profitability;

•	general economic conditions;
•	our parent’s insurance policies do not cover all losses, costs or liabilities that our parent may experience;
•	our parent could be subject to damages based on claims brought by its customers or lose customers as a result of a failure of its products to meet certain quality specifications;
•	the loss by our parent of any of its key personnel; and

•	terrorist attacks, cyber-attacks, threats of war or actual war.

Ethanol production and marketing is a highly competitive business subject to changing market demands and regulatory environments. Any change in our parent’s business or financial strategy to meet such demands or requirements may negatively impact our parent’s financial condition, results of operations or cash flows and, in turn, may adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Ethanol production, storage and transportation, and marketing is highly competitive. In the United States, our parent’s operations compete with other corn processors and refiners. Some of our parent’s competitors are larger than our parent, and there are also many smaller competitors. Farm cooperatives comprised of groups of individual farmers have been able to compete successfully in the ethanol production industry. As of December 31, 2015, the top ten domestic producers accounted for approximately 55% of all production, with production capacities ranging from approximately 300 mmgy to 1,800 mmgy. If our parent’s competitors consolidate or otherwise grow or our parent is unable to similarly increase its size and scope, our parent’s business and prospects may be significantly and adversely affected. Additionally, there is a risk of foreign competition in the ethanol industry. Foreign producers, including those in Brazil, the second largest ethanol producer in the world, may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than our parent.

Additionally, our parent may consider opportunities presented by third parties with respect to its assets covering the ethanol value chain, including its ethanol production plants. These opportunities may include offers to purchase assets and joint venture propositions. Our parent may also change the focus of its operations by developing new facilities, suspending or reducing certain operations, modifying or closing facilities or terminating operations. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Our parent actively manages its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future. No such changes will be subject to our consent.

A change in our parent’s business or financial strategy, contractual obligations or risk profile may negatively impact its financial condition, results of operations, cash flows or creditworthiness. In turn, our cash flows from our commercial agreements with Green Plains Trade and, therefore, our ability to sustain or increase cash distributions to our unitholders may be materially and adversely affected. Moreover, our creditworthiness may be adversely affected by a decline in our parent’s creditworthiness, increasing our borrowing costs or hindering our ability to access the capital markets. Please also refer to the following risk factor in this report: “Our parent’s existing debt arrangements requiring it to abide by certain restrictive loan covenants may adversely affect our ability to grow our business, our ability to pay cash distributions to our unitholders and our credit profile. Our ability to obtain credit in the future may also be affected by our parent’s credit ratings, our own credit profile and the environment for access to capital for master limited partnerships.” A third-party purchaser may identify alternative service providers and opt for minimum volume commitments or minimum take-or-pay capacity commitments or decide to allow the commercial agreements to expire at the end of the original term. Such third party may also operate the ethanol production plants in a suboptimal manner, increasing the frequency of turnarounds and reducing capacity utilization.

Furthermore, conflicts of interest may arise between our general partner and its affiliates, including our parent and Green Plains Trade, on the one hand, and us and our unitholders, on the other hand. Green Plains Trade may suspend, reduce or terminate its obligations under the commercial agreements with us in certain circumstances, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

We have no control over our parent or Green Plains Trade, which are currently our primary source of revenue and primary customers, and our parent and Green Plains Trade may elect to pursue a business strategy that does not favor us and our business.

Our substantial dependence on our parent’s ethanol production plants could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

We believe that a substantial portion of our revenues for the foreseeable future will be derived from operations supporting our parent’s ethanol production plants. Any event that renders these ethanol production plants temporarily or permanently unavailable or that temporarily or permanently reduces production rates at any of these ethanol production plants could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Green Plains Trade may suspend, reduce or terminate its obligations under the commercial agreements with us in certain circumstances, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

All of our commercial agreements with Green Plains Trade include provisions that permit Green Plains Trade to suspend, reduce or terminate its obligations under the agreements if certain events occur. Under all of our commercial agreements, these events include a material breach of such agreements by us, the occurrence of certain force majeure events that would prevent Green Plains Trade or us from performing our respective obligations under the applicable commercial agreement and the minimum commitment, if any, not being available to Green Plains Trade for any reason not resulting from or relating to an action or inaction by Green Plains Trade.

As defined in each of our commercial agreements, force majeure events include any acts or occurrences that prevent services from being performed under the applicable commercial agreement, such as:

•	federal, state, county, or municipal orders, rules, legislation, or regulations;
•	acts of God, including fires, floods, storms, earthquakes or other severe weather events;
•	compliance with orders of courts or any governmental authorities;
•	explosions, wars, terrorist acts or riots;
•	strikes, lockouts or other industrial disturbances; and
•

events or circumstances similar to those above (including disruption of service provided by third parties) that prevent a party’s ability to perform its obligations under the agreement, to the extent that such events or circumstances are beyond the party’s reasonable control.

Accordingly, under the commercial agreements, there will be a broad range of events that could result in our no longer being required to store, throughput or transport Green Plains Trade’s minimum commitments and Green Plains Trade no longer being required to pay the full amount of fees that would have been associated with its minimum commitments. Additionally, we have no control over the business decisions of our parent or Green Plains Trade, and conflicts of interest may arise between our general partner and its affiliates, including our parent and Green Plains Trade, on the one hand, and us and our unitholders, on the other hand. Neither our parent nor Green Plains Trade is required to pursue a business strategy that favors us or utilizes our assets; however, they could elect to decrease ethanol production or shutdown or reconfigure an ethanol production plant. Furthermore, a single event or business decision relating to one of our parent’s ethanol production plants could have an impact on the commercial agreements with us. These actions, as well the other activities described above, could result in a reduction or suspension of Green Plains Trade’s obligations under the commercial agreements. Any such reduction or suspension would have a material adverse effect on our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders.

If Green Plains Trade satisfies only its minimum commitments under the commercial agreements between Green Plains Trade and us that provide for minimum commitments, or if we are unable to renew or extend any commercial agreements with Green Plains Trade, our ability to make distributions to our unitholders will be reduced.

Neither our parent nor Green Plains Trade is obligated to use our services with respect to volumes or volumetric capacity of ethanol or other fuels in excess of the applicable minimum commitment under the respective commercial agreements. Our ability to distribute the minimum quarterly distribution to our unitholders will be adversely affected if we do not receive, store, transfer, transport or deliver additional volumes or use volumetric capacity for Green Plains Trade or other third parties at our ethanol storage facilities, at our fuel terminal facilities or on our railcars.

In addition, at December 31, 2015, the remaining primary term of Green Plains Trade’s obligations under each agreement extends for 9.5 years in the case of the storage and throughput agreement, up to approximately 2.0 years in the case of the terminal services agreements that provide for minimum commitments, 5.5 years in the case of the rail transportation services agreement and six months in the case of the trucking transportation agreement. If, at the end of the remaining primary term, our parent and Green Plains Trade elect not to extend these agreements and, as a result, fail to use our assets and we are unable to generate additional revenues from third parties, our ability to pay cash distributions to our unitholders will be reduced. Furthermore, any renewal of the commercial agreements with Green Plains Trade may not be on favorable commercial terms. For example, depending on prevailing market conditions at the time of contract renewal, Green Plains Trade may desire to enter into contracts under different fee arrangements. To the extent we are unable to renew the commercial agreements with Green Plains Trade on terms that are favorable to us, our revenue and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

We do not own our railcar fleet and our railcar assets are subject to lease agreements with several lessors. As our railcar leases expire, Green Plains Trade’s minimum take-or-pay capacity commitment will be reduced proportionately. If we do not enter into new commercial arrangements with respect to rail transportation services, our ability to make distributions to our unitholders may be reduced.

Our fleet of railcars is leased by us from several lessors pursuant to lease agreements with remaining terms ranging from less than one year to approximately six years with a weighted average remaining term of 2.9 years. As our railcar lease agreements expire, the respective volumetric capacity of those expired leases will no longer be subject to the rail transportation services agreement, and Green Plains Trade’s minimum take-or-pay capacity commitment will be reduced proportionately. Of our current leased railcar fleet,  43.0%, 4.4%, 14.0% and 12.6% of the railcar volumetric capacity have terms that expire in the years ended December 31, 2016, 2017, 2018 and 2019, respectively, or approximately 74.0% of our total current railcar volumetric capacity during that time frame. If at the end of the terms under the lease agreements we do not enter into new commercial arrangements with respect to rail transportation services, our revenues and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Railcars used to transport ethanol and other fuels may need to be retrofitted or replaced to meet new rail safety standards.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. We currently lease approximately 2,500 railcars. On May 1, 2015, the DOT, through PHMSA and FRA, and in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains”. The rule calls for an enhanced tank car standard known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule for retrofitting or replacing older tank cars carrying crude oil and ethanol. The rule also establishes new braking standards that are intended to reduce the severity of accidents and the so-called “pile-up effect”. Under prescribed circumstances, new operational protocols apply including reduced speed, routing requirements and local government notifications. In addition, persons that offer hazardous material for transportation must develop more accurate classification protocols. These regulations will result in upgrades or replacements of our railcars, and may have an adverse effect on our operations as lease costs for railcars may increase over the long term. Additionally, existing railcars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.

Rail logistical problems may cause delays in the transportation of our products which could negatively impact our financial performance.

There has been an overall decrease in rail traffic throughout the United States, primarily due to the decrease in the price of crude oil, resulting in reduced rail transport of crude oil from shale producing areas. Lower demand and a mild winter resulted in fewer rail delays and logistical problems during the year ended December 31, 2015. However, rail delays have caused some ethanol plants to slow or suspend production in the past. Due to the location of our parent’s ethanol production plants, we have not historically been materially affected by these logistical problems. If inadequate rail logistics arise, we may face delays in returning railcars to our parent’s ethanol production plants, which may affect our ability to transport product, which in turn could have a negative effect on our financial performance.

The ethanol industry is dependent on government usage mandates affecting ethanol production and any changes to such regulation could adversely affect the market for ethanol and our results of operations.

The domestic market for ethanol is impacted by federal mandates for blending ethanol with gasoline. The RFS II statutory mandate level for conventional biofuels for 2016 is 14.5 bgy. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS II mandate. Any significant increase in production capacity beyond the RFS II mandated level may have an adverse impact on ethanol prices.

Due primarily to drought conditions in 2012 and claims that the blending of ethanol into the motor fuel supply would be constrained by the market’s unwillingness to accept greater than ten percent ethanol blends, legislation aimed at reducing or eliminating the renewable fuel use required by RFS II was introduced in Congress. On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill was intended to repeal RFS II. Also introduced on April 10, 2013 was the RFS Reform Bill, H.R. 1462, which would have prohibited more than ten percent ethanol in gasoline and reduced the RFS II mandated volume of renewable fuel. On May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives as H.R. 1959 to allow ethanol produced from natural gas to be used to meet the RFS II mandate. These bills failed to make it out of congressional committee and were not enacted into law. We believe RFS II is a significant component of national energy policy that reduces dependence on foreign oil by the United States. Our parent’s operations could be adversely impacted if legislation reducing the RFS II mandate is enacted, which could in turn adversely impact our business.

Additionally, under the provisions of the EISA, the EPA has the authority to waive the mandated RFS II requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, region or the United States.

On November 21, 2014, the EPA announced it would not finalize 2014 renewable fuel volumetric obligations under the RFS II before the end of 2014. In light of this delay in issuing the 2014 RFS II standards, the compliance demonstration deadline for the 2013 and 2014 RFS II standards was deferred to 2015. The EPA made modifications to ensure that RINs generated in 2012 were valid for demonstrating compliance with the 2013 applicable standards. The EPA reached a settlement in connection with a lawsuit filed against the agency in March 2015 by the American Petroleum Institute and the American Fuel and Petrochemical Manufacturers alleging that the EPA failed to meet congressionally mandated RFS II deadlines. On November 30, 2015, the EPA announced final volume requirements for conventional ethanol, which were higher than levels previously proposed of 13.61 billion gallons, 14.05 billion gallons and 14.50 billion gallons for 2014, 2015 and 2016, respectively.

To measure compliance with RFS II, RINs are generated and are attached to renewable fuels, such as the ethanol our parent produces and that we store, and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS II or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugar cane ethanol. If changes to RFS II result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, which could adversely affect our parent’s operations, which could in turn adversely impact our business.

Federal law mandates the use of oxygenated gasoline in the winter in areas that do not meet Clean Air Act standards for carbon monoxide. If these mandates are repealed, the market for domestic ethanol could be diminished. Additionally, flexible-fuel vehicles receive preferential treatment in meeting CAFE standards. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices, which could adversely impact our parent’s, and consequently our, operating results.

To the extent that such federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

We may not be able to increase our third-party revenues significantly or at all due to competition and other factors, which could limit our ability to grow and extend our dependence on our parent.

Part of our growth strategy includes diversifying our customer base by acquiring or developing new assets independently from our parent. Our ability to increase our third-party revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which we lack available capacity when third parties require it.

We can provide no assurance that we will be able to attract any material third-party service opportunities. Our efforts to attract new unaffiliated customers may be adversely affected by (1) our relationship with our parent, (2) our desire to provide services pursuant to fee-based contracts, (3) our parent’s operational requirements at its ethanol production plants and (4) our expectation that our parent will continue to utilize substantially all of the available capacity of our assets. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we would be required to assume direct commodity exposure. In addition, we will need to establish a reputation among our potential customer base for providing high-quality service in order to successfully attract unaffiliated third parties.

If we are unable to make acquisitions on economically acceptable terms from third parties, our future growth would be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to our unitholders.

A portion of our strategy to grow our business and increase distributions to our unitholders is dependent on our ability to acquire businesses or assets that increase our cash flows. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of complementary assets by industry participants, including in conjunction with acquisitions by our parent. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to our unitholders. If we are unable to make acquisitions from third parties because we are unable to identify attractive acquisition candidates, negotiate acceptable purchase contracts, obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flows. Any acquisition involves potential risks, including, among other things:

•	mistaken assumptions about revenues and costs, including synergies;
•	an inability to integrate successfully the businesses or assets we acquire;
•	the assumption of unknown liabilities;
•	limitations on rights to indemnity from the seller;
•	mistaken assumptions about the overall costs of equity or debt financing;
•	the diversion of management’s attention from other business concerns;
•	unforeseen difficulties operating in new product areas or new geographic areas; and
•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Our right of first offer to acquire any of our parent’s new ethanol storage assets, fuel terminal facilities or ethanol or transportation fuel assets is subject to risks and uncertainty, and ultimately we may not acquire any of those assets.

Under our omnibus agreement, we are granted a five-year right of first offer on any (1) ethanol storage or terminal assets that our parent may acquire or construct in the future, (2) fuel storage or terminal facilities that our parent may acquire or construct in the future, and (3) ethanol and fuel transportation assets that our parent currently owns or may acquire in the future, before selling or transferring any of those assets to any third party. We do not have a current agreement or understanding with our parent to purchase any currently owned assets covered by our right of first offer. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, our parent’s willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer. In addition, certain of the assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale. Our decision will not be subject to unitholder approval.

Any inability to maintain required regulatory permits may impede or completely prohibit our parent’s and our operations. Additionally, any change in environmental and safety regulations, or violations thereof, could impede each of our parent’s and our ability to successfully operate our respective businesses.

Our and our parent’s operations are subject to extensive air, water and other environmental regulation. Our parent has had to obtain a number of environmental permits to construct and operate its ethanol production plants. Ethanol production involves the emission of various airborne pollutants, including particulate, carbon dioxide, oxides of nitrogen, hazardous air pollutants and volatile organic compounds. In addition, the governing state agencies could impose conditions or other restrictions in the permits that are detrimental to our parent and us or which increase our parent’s costs above those required for profitable operations. Any such event could have a material adverse effect on our operations, cash flows and financial position.

Environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. Consequently, even if we and our parent have the proper permits at the present time, each of us may be required to invest or spend considerable resources to comply with future environmental regulations. Furthermore, ongoing operations are governed by OSHA. OSHA regulations may change in a way that increases each of our costs of operations. If any of these events were to occur, they could have an adverse impact on our operations, cash flows and financial position.

Part of our business is regulated by environmental laws and regulations governing the labeling, use, storage, discharge and disposal of hazardous materials. Because we use and handle hazardous substances in our businesses, changes in environmental requirements or an unanticipated significant adverse environmental event could have an adverse effect on our business. While we strive to ensure compliance, we cannot assure you that we have been, or will at all times be, in compliance with all environmental requirements, or that we will not incur material costs or liabilities in connection with these requirements. Private parties, including current and former employees, could bring personal injury or other claims against us due to the presence of, or exposure to, hazardous substances used, stored or disposed of by us, or contained in its products. We are also exposed to residual risk because some of our facilities and land may have environmental liabilities arising from their prior use. In addition, changes to environmental regulations may require us to modify existing facilities and could significantly increase the cost of those operations.

Restrictions in our revolving credit facility could adversely affect our business, results of operations, ability to make distributions to our unitholders and the value of our units.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to pay cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility or in any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to pay cash distributions to our unitholders. For example, our revolving credit facility will restrict our ability to, among other things:

•	make certain cash distributions;
•	incur certain indebtedness;
•	create certain liens;
•	make certain investments;
•	merge or sell certain of our assets; and
•	expand the nature of our business.

Furthermore, our revolving credit facility contains covenants requiring us to maintain certain financial ratios.

The provisions of our revolving credit facility may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default that could enable our lenders, subject to the terms and conditions of our revolving credit facility, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable and/or to proceed against the collateral granted to them to secure such debt. If there is a default or event of default under our debt the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full. Therefore, the holders of our units could experience a partial or total loss of their investment.

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

Our future level of debt could have important consequences to us, including the following:

•	our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on favorable terms;
•	our funds available for operations, future business opportunities and distributions to our unitholders will be reduced by that portion of our cash flow required to service our debt;
•	we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and
•	our flexibility in responding to changing business and economic conditions may be limited.

Our ability to service our debt depends upon, among other things, our future financial and operating performance, which is affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future debt, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, organic growth projects, investments or capital expenditures, selling assets or issuing equity. We may not be able to effect any of these actions on satisfactory terms or at all.

Our parent’s existing debt arrangements requiring it to abide by certain restrictive loan covenants may adversely affect our ability to grow our business, our ability to pay cash distributions to our unitholders and our credit profile. Our ability to obtain credit in the future may also be affected by our parent’s credit ratings, our own credit profile and the environment for access to capital for master limited partnerships.

Our parent must devote a portion of its cash flows from operating activities to service its indebtedness. A higher level of indebtedness at our parent in the future increases the risk that its subsidiary, Green Plains Trade, may default on its obligations under the commercial agreements with us. Despite its current debt levels, our parent and its subsidiaries may incur additional debt in the future, including secured debt. Our parent and certain of its subsidiaries (including Green Plains Trade) are not currently restricted under the terms of its debt from incurring additional debt, pledging assets, recapitalizing its debt or taking a number of other actions that are not limited by the terms of the debt but that could diminish its ability to make payments thereunder.

Our parent’s existing and future debt arrangements, as applicable, may limit its ability to, among other things, incur additional indebtedness, make capital expenditures above certain limits, pay dividends or distributions, merge or consolidate, or dispose of substantially all of its assets, and may directly or indirectly impact our operations in a similar manner. Our parent is also required to maintain specified financial ratios, including minimum cash flow coverage, minimum working capital and minimum net worth. Some of its loan agreements require it to utilize a portion of any excess cash flow generated by operations to prepay the respective term debt. A breach of any of these covenants or requirements could result in a default under its loan agreements. If any of its subsidiaries default, and if such default is not cured or waived, our parent’s lenders could, among other remedies, accelerate their debt and declare that debt immediately due and payable. If this occurs, our parent may not be able to repay such debt or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable. No assurance can be given that the future operating results of our parent’s subsidiaries will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

Furthermore, our parent granted liens on substantially all of its assets as part of the terms of its outstanding indebtedness. Thus, in the event that our parent was to default under certain of its debt obligations, there is a risk that our parent’s creditors would assert claims against us with respect to our contracts with Green Plains Trade, our parent’s assets, and Green Plains Trade’s ethanol and other product we throughput and handle during the litigation of their claims. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, Green Plains Trade’s ability to meet its obligations under our commercial agreements and our ability to make distributions and finance our operations could be materially adversely affected.

If rating agencies downgrade our parent’s credit rating, or if disruptions in credit markets were to occur, the cost of debt under its existing financing arrangements, as well as future financing arrangements and borrowings, could increase. Access to capital markets could become unavailable or may only be available under less favorable terms. A downgrade of our parent’s credit ratings may also affect its ability to trade with various commercial counterparties, including us, or cause its counterparties, including us, to require other forms of credit support. In addition, although we will not have any indebtedness rated by any credit rating agency, we may have rated debt in the future. Credit rating agencies will likely consider our parent’s debt ratings when assigning ours because of the significant commercial relationship between our parent and us, and our reliance on our parent for a substantial portion of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of our parent, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection and safety that could require us to make substantial expenditures which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Our assets and operations involve the receipt, storage, transfer, transportation and delivery of ethanol and other fuels, which is subject to increasingly stringent federal, state and local laws and regulations governing operational safety and the discharge of materials into the environment. Our business involves the risk that ethanol and other fuels may gradually or suddenly be released into the environment. To the extent not covered by insurance or an indemnity, responding to the release of regulated substances, including releases caused by third parties, into the environment may cause us to incur potentially material expenditures related to response actions, government penalties, natural resources damages, personal injury or property damage claims from third parties and business interruption.

Our operations are also subject to increasingly strict federal, state and local laws and regulations related to protection of the environment that require us to comply with various safety requirements regarding the design, installation, testing, construction and operational management of our assets. Compliance with such laws and regulations may cause us to incur potentially material capital expenditures associated with the construction, maintenance and upgrading of equipment and facilities. Environmental laws and regulations, in particular, are subject to frequent change, and many of them have become and will continue to become more stringent.

We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with applicable laws and regulations. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liabilities could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions.

Meeting the requirements of evolving environmental, health and safety laws and regulations, and in particular those related to climate change, could adversely affect our financial performance.

Our parent’s ethanol production plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on RFS II. Our parent believes that these final regulations grandfather its ethanol production plants at their current authorized capacity, though expansion of its ethanol production plants may need to meet a threshold of a 20% reduction in greenhouse gas, or GHG, emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS II mandate. In order to expand capacity at our parent’s ethanol production plants, our parent may be required to obtain additional permits, achieve EPA “efficient producer” status under the pathway petition program, which has been achieved at two of its ethanol production plants and is in process at one other ethanol production plant, install advanced technology, or reduce drying of certain amounts of distillers grains.

Separately, CARB has adopted a LCFS, requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020. After a series of rulings that temporarily prevented CARB from enforcing these regulations, the State of California Office of Administrative Law approved the LCFS on November 26, 2012, and revised LCFS regulations took effect in January 2013. An ILUC component is included in this lifecycle GHG emissions calculation which may have an adverse impact on the market for corn-based ethanol in California.

These federal and state regulations may require our parent to apply for additional permits for its ethanol plants. In order to expand capacity at its ethanol production plants, our parent may have to apply for additional permits, achieve EPA “efficient producer” status under the pathway petition program, which has been achieved at two of its ethanol production plants and is in process at one other ethanol production plant, install advanced technology, or reduce drying of certain amounts of distillers grains. Our parent may also be required to install carbon dioxide mitigation equipment or take other steps unknown to our parent at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide, or if our parent chooses to expand capacity at certain of its ethanol production plants, compliance with then-current regulation of carbon dioxide, could be costly and may prevent our parent from operating its ethanol production plants as profitably, which may have an adverse impact on their operations, cash flows and financial position.

These developments could have an indirect adverse effect on our business if our parent’s operations are adversely affected due to increased regulation of our parent’s facilities or reduced demand for ethanol, and a direct adverse effect on our business from increased regulation at our fuel terminal facilities.

Our business is impacted by environmental risks inherent in our operations.

The operation of ethanol assets and ethanol transportation is inherently subject to the risks of spills, discharges or other inadvertent releases of ethanol and other hazardous substances. If any of these events have previously occurred or occur in the future in connection with any of our parent’s operations or our operations, we could be liable for costs and penalties associated with the remediation of such events under federal, state and local environmental laws or the common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our assets or our operations. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. The payment of such costs or penalties could be significant and have a material adverse effect on our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders.

We are subject to regulation by multiple governmental agencies, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Our business activities are subject to regulation by multiple federal, state, and local governmental agencies. Our projected operating costs reflect the recurring costs resulting from compliance with these regulations, and we do not anticipate material expenditures in excess of these amounts in the absence of future acquisitions, or changes in regulation, or discovery of existing but unknown compliance issues. Additional proposals and proceedings that affect the ethanol industry are regularly considered by Congress, as well as by state legislatures and federal and state regulatory commissions and agencies and courts. We cannot predict when or whether any such proposals may become effective or the magnitude of the impact changes in laws and regulations may have on our business; however, additions or enhancements to the regulatory burden on our industry generally increase the cost of doing business and affect our profitability.

Replacement technologies that are under development might result in the obsolescence of corn-derived ethanol, which could adversely affect our financial results.

Ethanol is primarily an additive and oxygenate for blended gasoline. Although use of oxygenates is currently mandated, there is always the possibility that a preferred alternative product will emerge and eclipse the current market. Critics of ethanol blends argue that ethanol decreases fuel economy, causes corrosion of ferrous components and damages fuel pumps. Any alternative oxygenate product would likely be a form of alcohol (like ethanol) or ether (like MTBE). Prior to federal restrictions and ethanol mandates, MTBE was the dominant oxygenate. It is possible that other ether products could enter the market and prove to be environmentally or economically superior to ethanol. It is also possible that alternative biofuel alcohols such as methanol and butanol could evolve into ethanol replacement products.

Research is currently underway to develop other products that could directly compete with ethanol and may have more potential advantages than ethanol. Advantages of such competitive products may include, but are not limited to: lower vapor pressure, making it easier to add gasoline; energy content closer to or exceeding that of gasoline, such that any decrease in fuel economy caused by the blending with gasoline is reduced; an ability to blend at a higher concentration level for use in standard vehicles; reduced susceptibility to separation when water is present; and suitability for transportation in petroleum pipelines. Such products could have a competitive advantage over ethanol, making it more difficult for our parent to market its ethanol, which could reduce our ability to generate revenue and profits.

New ethanol process technologies may emerge that require less energy per gallon produced. The development of such process technologies would result in lower ethanol production costs. Our parent’s process technologies may become outdated and obsolete, placing it at a competitive disadvantage against competitors in the industry. The development of replacement technologies may have a material adverse effect on our parent’s, and consequently our, operations, cash flows and financial position.

Future demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception, consumer acceptance and overall consumer demand for transportation fuel, any of which could negatively affect demand for ethanol and our results of operations.

Ethanol production from corn has not been without controversy. Although many trade groups, academics and governmental agencies have supported ethanol as a fuel additive that promotes a cleaner environment, others have criticized ethanol production as consuming considerably more energy and emitting more greenhouse gases than other biofuels and potentially depleting water resources. Some studies have suggested that corn-based ethanol is less efficient than ethanol produced from switchgrass or wheat grain and that it negatively impacts consumers by causing prices for dairy, meat and other foodstuffs from livestock that consume corn to increase. Additionally, ethanol critics contend that corn supplies are redirected from international food markets to domestic fuel markets. If negative views of corn-based ethanol production gain acceptance, support for existing measures promoting use and domestic production of corn-based ethanol could decline, leading to reduction or repeal of federal mandates, which would adversely affect the demand for ethanol. These views could also negatively impact public perception of the ethanol industry and acceptance of ethanol as an alternative fuel.

Beyond the federal mandates, there are limited markets for ethanol. Discretionary blending and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. Also, the demand for ethanol is affected by the overall demand for transportation fuel, which peaked in 2007, was declining until early 2013 but has been increasing modestly since then. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of decreases in transportation fuel demand. A reduction in the demand for our products may depress the value of our products, erode our margins, and reduce our ability to generate revenue or to operate profitably. Consumer acceptance of E15 and E85 fuels is one factor that may be needed before ethanol can achieve any significant growth in market share.

Increased federal support of cellulosic ethanol may result in increased competition to corn-derived ethanol producers.

Recent legislation, such as the American Recovery and Reinvestment Act of 2009 and the EISA, provides numerous funding opportunities in support of cellulosic ethanol, which is obtained from other sources of biomass such as switchgrass and fast growing poplar trees. In addition, the RFS II mandates an increasing level of production of biofuels that are not derived from corn. Federal policies suggest a long-term political preference for cellulosic processes using alternative feedstocks such as switchgrass, silage, wood chips or other forms of biomass. Cellulosic ethanol may have a smaller carbon footprint because the feedstock does not require energy-intensive fertilizers and industrial production processes. Additionally, cellulosic ethanol is favored because it is unlikely that foodstuff is being diverted from the market. Several cellulosic ethanol plants are under development. As research and development programs persist, there is the risk that cellulosic ethanol could displace corn ethanol. In addition, any replacement of federal mandates from corn-based to cellulosic-based ethanol production may reduce our parent’s, and consequently our, profitability.

Our parent’s ethanol production plants, where the majority of our ethanol storage facilities are located, are designed as single-feedstock facilities and would require significant additional investment to convert to the production of cellulosic ethanol. Additionally, our parent’s ethanol production plants are strategically located in high-yield, low-cost corn production areas. At present, there is limited supply of alternative feedstocks near our parent’s facilities. As a result, the adoption of cellulosic ethanol and its use as the preferred form of ethanol could have a significant adverse impact on our parent’s, and consequently our, business.

Pursuant to the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 for so long as we are an emerging growth company.

We are required to disclose changes made in our internal control over financial reporting on a quarterly basis, and we are required to assess the effectiveness of our controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and reduced disclosure obligations regarding executive compensation in our periodic reports. We could be an emerging growth company for up to five years. Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404. For example, Section 404 will require us, among other things, to annually review and report on the effectiveness of our internal control over financial reporting. We must comply with Section 404 (except for the requirement for an auditor’s attestation report) beginning with our fiscal year ending December 31, 2016. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Even if we conclude that our internal controls over financial reporting are effective, once our independent registered public accounting firm is required to attest to our assessment they may decline to attest or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Given the difficulties inherent in the design and operation of internal controls over financial reporting, in addition to our limited accounting personnel and management resources, we can provide no assurance as to our or our independent registered public accounting firm’s future conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Any failure to implement and maintain effective internal controls over financial reporting will subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We cannot predict if investors will find our common units less attractive because we will rely on these exemptions. If some investors find our common units less attractive as a result, there may be a less active trading market for our common units, and our trading price may be more volatile.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

We are insured under the property, liability and business interruption policies of our parent, subject to the deductibles and limits under those policies. Our parent has acquired insurance that we and our parent believe to be adequate to prevent loss from material foreseeable risks. However, events may occur for which no insurance is available or for which insurance is not available on terms that are acceptable to our parent. Loss from such an event, such as, but not limited to war, riot, terrorism or other risks, may not be insured and such a loss may have a material adverse effect on our and our parent’s operations, cash flows and financial position.

Our parent’s Obion, Tennessee ethanol production plant and our related storage tanks are located within a recognized seismic zone as are certain of our fuel terminals. We believe that the design of the Obion facility has been modified to fortify it to meet structural requirements for that region of the country. Our parent has also obtained additional insurance coverage specific to earthquake risk for this plant and the nearby fuel terminals. However, there is no assurance that any such facility would remain in operation if a seismic event were to occur.

Additionally, our ability to obtain and maintain adequate insurance may be adversely affected by conditions in the insurance market over which we have no control. In addition, if we experience insurable events, our annual premiums could increase further or insurance may not be available at all. If significant changes in the number or financial solvency of insurance underwriters for the ethanol industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. We cannot assure our unitholders that we will be able to renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal. The occurrence of an event that is not fully covered by insurance, the failure by one or more insurers to honor its commitments for an insured event or the loss of insurance coverage could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

The loss of key personnel could adversely affect our ability to operate.

We depend on the leadership, involvement and services of a relatively small group of our general partner’s key management personnel, including its Chief Executive Officer and other executive officers and key technical and commercial personnel. The services of these individuals may not be available to us in the future. Because competition for experienced personnel in our industry is intense, we may not be able to find acceptable replacements with comparable skills and experience. Accordingly, the loss of the services of one or more of these individuals could have a material adverse effect on our ability to operate our business.

Additionally, our success depends, in part, on our parent’s ability to attract and retain competent personnel. For each of our parent’s ethanol production plants, qualified managers, engineers, operations and other personnel must be hired. Competition for both managers and plant employees in the ethanol industry can be intense, and our parent may not be able to attract and retain qualified personnel. If our parent is unable to hire and retain productive and competent personnel, the amount of ethanol our parent produces may decrease and our parent may not be able to efficiently operate its ethanol production plants and execute its business strategy, which could negatively impact the volumes of ethanol handled by us, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

We do not have any employees and rely solely on employees of our parent and its affiliates.

We do not have any employees and rely solely on employees of our parent and its affiliates, including our parent. Affiliates of our parent conduct businesses and activities of their own in which we have no economic interest. As a result, there could be material competition for the time and efforts of the employees who provide services to us and to our parent and its affiliates. If the employees of our parent and its affiliates do not devote sufficient attention to the operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

Increases in interest rates could adversely affect our business.

We will have exposure to increases in interest rates. Borrowings under our revolving credit facility are expected to bear interest at LIBOR, plus an applicable margin. As a result, if we make any borrowings in the  future, our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be materially adversely affected by significant increases in interest rates.

Additionally, as with other yield-oriented securities, our unit price is impacted by the level of our cash distributions and implied distribution yield. The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, to incur debt to expand or for other purposes or to pay cash distributions at our intended levels.

Terrorist attacks, cyber-attacks, threats of war or actual war, or failure of our or our parent’s internal computer network and applications to operate as designed may negatively affect our and our parent’s financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Terrorist attacks in the United States, as well as events occurring in response to or in connection with them, including threats of war or actual war, may adversely affect our and our parent’s financial condition, results of operations, cash flows, and ability to make distributions to our unitholders. Ethanol-related assets (including ethanol production plants, such as those owned and operated by our parent on which we are substantially dependent, and storage facilities, fuel terminal facilities and railcars such as those owned and operated by us or our parent) may be at greater risk of future terrorist attacks than other possible targets. A direct attack on our assets or assets used by us could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. In addition, any terrorist attack could have an adverse impact on ethanol prices, including prices for our parent’s ethanol. Disruption or significant increases in ethanol prices could result in government imposed price controls.

We and our parent rely on network infrastructure and enterprise applications, and internal technology systems for operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, lightning, tornados, fire, power loss, telecommunication failures, cyber-attacks and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us or our parent from fulfilling customers’ orders. While we have taken reasonable efforts to protect ourselves, we cannot assure our unitholders that any of our or our parent’s backup systems would be sufficient. Any event that causes failures or interruption in such hardware or software systems could result in disruption of our or our parent’s business operations, have a negative impact on our parent’s and our operating results, and damage each of our reputations, which could negatively affect our financial condition, results of operation, cash flows and ability to make distributions to our unitholders.

Risks Related to an Investment in Us

Our parent owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including our parent and Green Plains Trade, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders.

Our parent owns and controls our general partner and appoints all of the directors of our general partner. Some of the directors and all of the executive officers of our general partner are also directors or officers of our parent. Although our general partner has a duty to manage us in a manner it believes to be in our best interests, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, our parent. Conflicts of interest may arise between our general partner and its affiliates, including our parent and Green Plains Trade, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates, including our parent and Green Plains Trade, over the interests of our unitholders. These conflicts include, among others, the following situations:

•

neither our partnership agreement nor any other agreement requires our parent to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by our parent, which also controls Green Plains Trade, to increase or decrease their ethanol production, shutdown or reconfigure its ethanol facilities, enter into commercial agreements with us, undertake acquisition opportunities for itself, or pursue and grow particular markets. Our parent’s directors and officers have a fiduciary duty to make these decisions in the best interests of our parent and its stockholders, which may be contrary to our interests and those of our unitholders;
•	our parent may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;
•

our parent has an economic incentive to cause us not to seek higher storage and service fees, even if such fees would reflect fees that could be obtained in arm’s-length, third-party transactions, because Green Plains Trade, an indirect subsidiary of our parent, is our primary customer;

•

our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities, and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•	our general partner will determine which costs incurred by it are reimbursable by us;
•

our partnership agreement permits us to distribute up to $40.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or the incentive distribution rights;

•	our general partner is allowed to take into account the interests of parties other than us in exercising certain rights under our partnership agreement;
•

our partnership agreement replaces the duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•	except in limited circumstances, our general partner has the power and authority to conduct our business and transfer its incentive distribution rights without unitholder approval;
•

our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units;

•	our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of the common units;
•	our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our commercial agreements with its subsidiary, Green Plains Trade;
•	our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and
•

our general partner, as the holder of our incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our unitholders in certain situations.

Except as provided in our omnibus agreement, affiliates of our general partner, including our parent and Green Plains Trade, may compete with us, and neither our general partner nor its affiliates have any obligations to present business opportunities to us.

Except as provided in our omnibus agreement, affiliates of our general partner, including our parent and Green Plains Trade, may compete with us. Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, will not apply to our general partner or any of its affiliates, including our parent and Green Plains Trade, and their respective executive officers and directors. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner, including our parent and Green Plains Trade, and result in less than favorable treatment of us and our common unitholders.

Our general partner intends to limit its liability regarding our obligations.

Our general partner intends to limit its liability under contractual arrangements between us and third parties so that the counterparties to such arrangements have recourse only against our assets and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.

Ongoing cost reimbursements and fees due to our general partner and its affiliates for services provided, which will be determined by our general partner in its sole discretion, will be substantial and will reduce the amount of cash that we have available for distribution to our unitholders.

Prior to making distributions on our common units, we will reimburse our general partner and its affiliates for all expenses they incur on our behalf. These expenses will include all costs incurred by our general partner and its affiliates in managing and operating us, including costs for rendering certain management, maintenance and operational services to us, reimbursable pursuant to the operational services and secondment agreement. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in good faith. Under the omnibus agreement, we have agreed to reimburse our parent for certain direct or allocated costs and expenses incurred by our parent in providing general and administrative services in support of our business. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Payments to our general partner and its affiliates, including our parent, will be substantial and will reduce the amount of cash otherwise available for distribution to our unitholders.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our expansion capital expenditures and acquisitions. Therefore, to the extent that we are unable to finance growth externally, our cash distribution policy will significantly impair our ability to grow.

In addition, because we distribute all of our available cash, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional partnership interests in connection with any acquisitions or expansion capital expenditures or as in-kind distributions, our current unitholders will experience dilution and the payment of distributions on those additional partnership interests may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement, and we do not anticipate that there will be limitations in our revolving credit facility, on our ability to issue additional partnership securities, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased debt service costs which, in turn, may impact the available cash that we have to distribute to our unitholders.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.

As permitted by Delaware law, our partnership agreement contains provisions that eliminate the fiduciary standards that our general partner would otherwise be held to by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise, free of any duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•	how to allocate business opportunities among us and its other affiliates;
•	whether to exercise its call rights;
•	how to exercise its voting rights with respect to the units it owns;
•	whether to exercise its registration rights;
•	whether to elect to reset target distribution levels;
•	whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement; and
•	whether or not the general partner should elect to seek the approval of the conflicts committee or the unitholders, or neither, of any conflicted transaction.

By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our common units and our subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•

whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and will not be subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;
•

our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful; and

•

our general partner will not be in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

o	approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;
o	approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates; or
o	otherwise meets the standards set forth in our partnership agreement.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith, and that our conflicts committee and the board of directors of our general partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Our partnership agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our unitholders, which limits our unitholders’ ability to choose the judicial forum for disputes with us or our general partner’s directors, officers or other employees.

Our partnership agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for any claims, suits, actions or proceedings (1) arising out of or relating in any way to our partnership agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our partnership agreement or the duties, obligations or liabilities among limited partners or of limited partners to us, or the rights or powers of, or restrictions on, the limited partners or us), (2) brought in a derivative manner on our behalf, (3) asserting a claim of breach of a duty owed by any director, officer or other employee of us or our general partner, or owed by our general partner, to us or the limited partners, (4) asserting a claim arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act, or the Delaware Act, or (5) asserting a claim against us governed by the internal affairs doctrine, each referred to as a unitholder action. By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions regarding unitholder actions and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware (or such other court) in connection with any such unitholder actions. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers that may otherwise benefit us and our unitholders.

Our partnership agreement provides that any unitholder bringing certain unsuccessful unitholder actions will be obligated to reimburse us for any costs we have incurred in connection with such unsuccessful unitholder action.

If any unitholder brings any unitholder action and such person does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then such person shall be obligated to reimburse us and our affiliates for all fees, costs and expenses of every kind and description, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such unitholder action. For purposes of these provisions, “our affiliates” means any person that directly or indirectly controls, is controlled by or is under common control with us, and “control” means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of such person. Examples of “our affiliates,” as used in these provisions, include Green Plains, our general partner, and the directors and officers of our general partner, and, depending on the situation, other third parties that fit within the definition of “our affiliates” described above.

A limited partner or any person holding a beneficial interest in us (whether through a broker, dealer, bank, trust company or clearing corporation or an agent of any of the foregoing or otherwise) will become subject to these provisions. By purchasing a common unit, a limited partner is irrevocably consenting to these potential reimbursement obligations regarding unitholder actions. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers that might otherwise benefit us and our unitholders.

The reimbursement provision in our partnership agreement is not limited to specific types of unitholder action but is rather potentially applicable to the fullest extent permitted by law. Such reimbursement provisions are relatively new and untested. The case law and potential legislative action on these types of reimbursement provisions are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such provisions. For example, it is unclear whether our ability to invoke such reimbursement in connection with unitholder actions under federal securities laws would be pre-empted by federal law. Similarly, it is unclear how courts might apply the standard that a claiming party must obtain a judgment that substantially achieves, in substance and amount, the full remedy sought. For example, in the event the claiming party were to allege multiple claims and does not receive a favorable judgment for the full remedy sought for each of its alleged claims, it is unclear how courts would apportion our fees, costs and expenses, and whether courts would require the claiming party to reimburse us and our affiliates in full for all fees, costs and expenses relating to each of the claims, including those for which the claiming party received the remedy it sought. The application of our reimbursement provision in connection with such unitholder actions, if any, will depend in part on future developments of the law. This uncertainty may have the effect of discouraging lawsuits against us and our general partner’s directors and officers that might otherwise benefit us and our unitholders. In addition, given the unsettled state of the law related to reimbursement provisions, such as ours, we may incur significant additional costs associated with resolving disputes with respect to such provision, which could adversely affect our business and financial condition.

Our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of the conflicts committee or the holders of our common units, which could result in lower distributions to holders of our common units.

Our general partner has the right, as the initial holder of our incentive distribution rights, at any time when there are no subordinated units outstanding and our general partner has received incentive distributions at the highest level to which it is entitled (48%, in addition to distributions paid on its 2% general partner interest) for each of the prior four consecutive fiscal quarters and the amount of each such distribution did not exceed the adjusted operating surplus for such quarter, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units. The number of common units to be issued to our general partner will equal the number of common units that would have entitled the holder to an aggregate quarterly cash distribution in the quarter prior to the reset election equal to the distribution to our general partner on the incentive distribution rights in the quarter prior to the reset election. Our general partner will also be issued the number of general partner interests necessary to maintain our general partner’s interest in us at the level that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such reset. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive incentive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that our common unitholders would have otherwise received had we not issued new common units and general partner interests to our general partner in connection with resetting the target distribution levels.

Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three business days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return, or may receive a negative return, on their investment. Our unitholders may also incur a tax liability upon a sale of their common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. Our parent owns an aggregate of approximately 27.9% of our outstanding common units (excluding any common units owned by directors, director nominees and executive officers of our general partner or of Green Plains). At the end of the subordination period (which could occur as early as within the quarter ending September 30, 2016), assuming no additional issuances of common units (other than upon the conversion of the subordinated units), our parent will own an aggregate of approximately 64.1% of our outstanding common units (excluding any common units owned by directors, director nominees and executive officers of our general partner or of Green Plains) and therefore would not be able to exercise the call right at that time.

Our unitholders have limited voting rights and are not entitled to elect our general partner or the board of directors of our general partner, which could reduce the price at which our common units will trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders will not have “say-on-pay” advisory voting rights. Our unitholders did not elect our general partner or the board of directors of our general partner, and will have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner, including its independent directors, will be chosen by the member of our general partner. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they will have little ability to remove our general partner. Our partnership agreement also contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of management. As a result of these limitations, the price at which our common units will trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

Even if our unitholders are dissatisfied, they cannot initially remove our general partner without its consent.

Our unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units and subordinated units voting together as a single class is required to remove the general partner. Our parent owns approximately 64.1% of our total outstanding common units and subordinated units on an aggregate basis (excluding any common units owned by directors, director nominees and executive officers of our general partner or of Green Plains). Also, if our general partner is removed without cause during the subordination period and common units and subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically convert into common units and any existing arrearages on our common units will be extinguished. A removal of our general partner under these circumstances would adversely affect our common units by prematurely eliminating their distribution and liquidation preference over our subordinated units, which would otherwise have continued until we had met certain distribution and performance tests. Cause is narrowly defined under our partnership agreement to mean that a court of competent jurisdiction has entered a final, non-appealable judgment finding the general partner liable for actual fraud or willful misconduct in its capacity as our general partner. Cause does not include most cases of charges of poor management of the business.

Our partnership agreement eliminates the voting rights of certain of our unitholders owning 20% or more of our common units.

Our unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our general partner, its affiliates, including our parent, their transferees and persons who acquired such units with the prior approval of the board of directors of our general partner, cannot vote on any matter.

Our general partner’s interest in us or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of our parent from transferring all or a portion of its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby exert significant control over the decisions made by the board of directors and officers. This effectively permits a “change of control” without the vote or consent of our unitholders.

The incentive distribution rights held by our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer all or a portion of its incentive distribution rights to a third party at any time without the consent of our unitholders, and such transferee shall have the same rights as the general partner relative to resetting target distributions if our general partner concurs that the test for resetting target distributions have been fulfilled. If our general partner transfers the incentive distribution rights to a third party it may not have the same incentive to grow our partnership and increase quarterly distributions to our unitholders over time as it would if it had retained ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by our general partner could reduce the likelihood of our parent accepting offers made by us relating to assets owned by it and our parent would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

We may issue additional partnership interests, including units that are senior to the common units, without unitholder approval, which would dilute our unitholders’ existing ownership interests.

Our partnership agreement does not limit the number of additional limited partner interests or general partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units, general partner interests or other equity securities of equal or senior rank to our common units as to distributions or in liquidation or that have special voting rights or other rights, will have the following effects:

•	each unitholder’s proportionate ownership interest in us will decrease;
•	the amount of distributable cash flow on each unit may decrease;
•

because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase;

•

because the amount payable to holders of incentive distribution rights is based on a percentage of the total distributable cash flow, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same;

•	the ratio of taxable income to distributions may increase;
•	the relative voting strength of each previously outstanding unit may be diminished;
•	the claims of the common unitholders to our assets in the event of our liquidation may be subordinated; and
•	the market price of the common units may decline.

The issuance by us of additional general partner interests may have the following effects, among others, if such general partner interests are issued to a person that is not an affiliate of our parent:

•	management of our business may no longer reside solely with our current general partner; and
•	affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to send business opportunities to us.

Common units eligible for future sale may cause the price of our common units to decline.

Sales of substantial amounts of our common units in the public market, or the perception that these sales may occur,

could cause the market price of our common units to decline. This could also impair our ability to raise additional capital through the sale of our equity interests. Our parent holds 4,389,642 common units and 15,889,642 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and some may convert earlier under certain circumstances. Additionally, we have agreed to provide our parent with certain registration rights under applicable securities laws. The sale of these common units in public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner’s discretion in establishing cash reserves may reduce the amount of distributable cash flow to our unitholders.

Our partnership agreement requires our general partner to deduct from operating surplus the cash reserves that it determines are necessary to fund our future operating expenditures. In addition, our partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements that we are a party to, or to provide funds for future distributions to partners. These cash reserves will affect the amount of distributable cash flow to our unitholders.

If we distribute available cash from capital surplus, which is analogous to a return of capital, our minimum quarterly distribution will be proportionately reduced, and the target distribution relating to our general partner’s incentive distributions will be proportionately decreased.

Our distributions of available cash will be characterized as derived from either operating surplus or capital surplus. Operating surplus as defined in our partnership agreement generally means amounts we have received from operations or “earned,” less operating expenditures and cash reserves to provide funds for our future operations. Capital surplus is defined in our partnership agreement as any distribution of available cash in excess of our cumulative operating surplus, and generally would result from cash received from non-operating sources such as sales of other dispositions of assets and issuances of debt and equity securities.

Our partnership agreement treats a distribution of capital surplus as the repayment of the IPO initial unit price, which is analogous to a return of capital. Each time a distribution of capital surplus is made, the minimum quarterly distribution and the target distribution levels will be proportionately reduced. Because distributions of capital surplus will reduce the minimum quarterly distribution after any of these distributions are made, the effects of distributions of capital surplus may make it easier for our general partner to receive incentive distributions and for the subordinated units to convert into common units.

Unitholder liability may not be limited if a court finds that unitholder action constitutes control of our business.

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we own assets and conduct business throughout much of the United States. Our unitholders could be liable for any and all of our obligations as if they were a general partner if:

•	a court or government agency determines that we were conducting business in a state but had not complied with that particular state’s partnership statute; or
•

unitholder rights to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Our unitholders may have liability to repay distributions that were wrongfully distributed to them.

Under certain circumstances, our unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Act, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are nonrecourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

The price of our common units may fluctuate significantly, which could cause our unitholders to lose all or part of their investment.

There are only 11,500,000 publicly traded common units. In addition, our parent owns 4,389,642 common units and 15,889,642 subordinated units, representing an aggregate 62.5% limited partner interest in us. Our unitholders may not be able to resell their common units at or above their purchase price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

The market price of our common units may decline below current levels. The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

•	our operating and financial performance;
•	quarterly variations in our financial indicators, such as net earnings (loss) per unit, net earnings (loss) and revenues;
•	the amount of distributions we make and our earnings or those of other companies in our industry or other publicly traded partnerships;
•	the loss of our parent or one of its subsidiaries, such as Green Plains Trade, as a customer;
•	events affecting the business and operations of our parent;
•	announcements by us or our competitors of significant contracts or acquisitions;
•	changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•	speculation in the press or investment community;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	additions or departures of key management personnel;
•	actions by our unitholders;
•	general market conditions, including fluctuations in commodity prices;
•	domestic and international economic, legal and regulatory factors related to our performance;
•	future sales of our common units by us or our other unitholders, or the perception that such sales may occur; and
•	other factors described in this report under Item 1A – Risk Factors.

As a result of these factors, investors in our common units may not be able to resell their common units at or above the current trading price. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common units, regardless of our operating performance.

Nasdaq does not require a publicly traded partnership like us to comply with certain of its corporate governance requirements.

We have listed our common units on Nasdaq. Because we are a publicly traded partnership, Nasdaq does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, our unitholders will not have the same protections afforded to certain corporations that are subject to all of Nasdaq’s corporate governance requirements.

We incur increased costs as a result of being a publicly traded partnership.

We have limited history operating as a publicly traded partnership. As a publicly traded partnership, we incur significant legal, accounting and other expenses that we did not incur prior to the IPO. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq, require publicly traded entities to adopt various corporate governance practices that will further increase our costs. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly traded partnership. As a result, the amount of cash we have available for distribution to our unitholders will be affected by the costs associated with being a public company.

We are subject to the public reporting requirements of the Exchange Act. We expect these rules and regulations to increase certain of our legal and financial compliance costs and to make activities more time-consuming and costly. For example, the board of directors of our general partner is required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we incur additional costs associated with our SEC reporting requirements.

We also incur significant expense in order to obtain director and officer liability insurance. Because of the limitations in coverage for directors, it may be more difficult for us to attract and retain qualified persons to serve on the board of directors of our general partner or as executive officers.

Tax Risks to Our Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the Internal Revenue Service were to treat us as a corporation for U.S. federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of additional entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the distributable cash flow to our unitholders. Therefore, if we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, the Department of Treasury recently issued proposed regulations that, if finalized in their current form, would restrict the types of natural resource activities that generate qualifying income for publicly traded partnerships. In addition, from time to time, members of Congress and the President propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including the elimination of partnership tax treatment for publicly traded partnerships. Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce distributable cash flow to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take, even if taken with the advice of counsel, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in distributable cash flow to our unitholders and thus will be borne indirectly by our unitholders.

As part of the Bipartisan Budget Act of 2015, enacted on November 2, 2015, legislation was passed requiring large partnerships to pay federal tax deficiencies. This differs from the current rules which require tax deficiency collection from the partners directly. A tax assessment paid by the partnership would reduce distributable cash flow available to unitholders, potentially for tax assessments related to years in which they did not own partnership units. The new rules are effective for taxable years beginning after December 31, 2017. Partnerships may elect to apply the rules to years beginning after November 2, 2015. We will evaluate the new audit rules and determine at a later date whether or not to elect early application.

Even if our unitholders do not receive any cash distributions from us, our unitholders will be required to pay taxes on their share of our taxable income.

Because our unitholders will be treated as partners to whom we will allocate taxable income that could be different in amount than the cash we distribute, our unitholders’ allocable share of our taxable income will be taxable to our unitholders, which may require the payment of U.S. federal income taxes and, in some cases, state and local income taxes, on our unitholders’ share of our taxable income even if our unitholders receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize gain or loss equal to the difference between the amount realized and the tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units they sell will, in effect, become taxable income to them if they sell such common units at a price greater than the tax basis therein, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if our unitholders sell common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

Tax-exempt entities and non-U.S. persons owning our common units face unique tax issues that may result in adverse tax consequences to them.

Investment in our common units by tax-exempt entities, such as IRAs, and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations exempt from U.S. federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Distributions to non-U.S. persons will be reduced by withholding taxes at the highest applicable effective tax rate, and non-U.S. persons will be required to file U.S. federal income tax returns and pay tax on their share of our taxable income. Tax exempt entities and non-U.S. persons should consult a tax advisor before investing in our common units.

We treat each purchaser of our common units as having the same tax benefits without regard to the common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. Andrews Kurth LLP is unable to opine as to the validity of such filing positions. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

We prorate our items of income, gain, loss, and deduction between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss, and deduction among our unitholders.

We prorate our items of income, gain, loss, and deduction for U.S. federal income tax purposes between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations and, accordingly, our counsel is unable to opine as to the validity of this method. The U.S. Treasury Department has issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we will adopt. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because a unitholder whose common units are loaned to a “short seller” to effect a short sale of common units may be considered as having disposed of the loaned common units, he may no longer be treated for U.S. federal income tax purposes as a partner with respect to those common units during the period of the loan to the short seller and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan to the short seller, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller are urged to consult a tax advisor to discuss whether it is advisable to modify any applicable brokerage account agreements to prohibit their brokers from loaning their common units.

We will adopt certain valuation methodologies that may result in a shift of income, gain, loss, and deduction between our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional common units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss, and deduction between certain of our unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b)

adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss, and deduction between our general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50% or more of our capital and profits interests within a twelve-month period will result in the termination of us as a partnership for U.S. federal income tax purposes.

We will be considered to have technically terminated our partnership for U.S. federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns (and our unitholders could receive two Schedule K-1s if relief was not available, as described below) for one fiscal year and could result in a significant deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in taxable income for the unitholder’s taxable year that includes our termination. Our termination currently would not affect our classification as a partnership for U.S. federal income tax purposes, but it would result in our being treated as a new partnership for U.S. federal income tax purposes following the termination. If we were treated as a new partnership, we would be required to make new tax elections, including a new election under Section 754 of the Internal Revenue Code, and could be subject to penalties if we were unable to determine that a termination occurred. The IRS announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

As a result of investing in our common units, our unitholders may be subject to state and local taxes and return filing requirements in jurisdictions where we operate or own or acquire properties.

In addition to U.S. federal income taxes, our unitholders may be subject to other taxes, including foreign, state, and local taxes, unincorporated business taxes, and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or control property now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders may be required to file foreign, state, and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We expect to conduct business in multiple states, many of which impose a personal income tax on individuals as well as corporations and other entities. It is the responsibility of our unitholders to file all U.S. federal, foreign, state, and local tax returns.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

See Item 1 – Business, Our Assets and Services for a description of our properties and their utilization. We believe our properties and facilities are adequate for our operations and properly maintained.

Item 3.  Legal Proceedings.

We may be involved in litigation that arises during the ordinary course of business. We are not, however, involved in any material litigation at this time.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 26, 2015, our common units began trading under the symbol “GPP” on Nasdaq.  On July 1, 2015, we completed our IPO of 11,500,000 common units, representing limited partner interests, for $15.00 per common unit. Our parent currently owns 4,389,642 common units and 15,889,642 subordinated units, constituting a 62.5% ownership interest. The following table lists the common units’ high and low price, along with the quarterly cash distribution per unit, for the periods indicated:

	Common Unit Price Range		Quarterly Cash
Year Ended December 31, 2015	High	Low	Distribution Per Unit (2)
Three months ended December 31, 2015 (1)	$16.54	$12.49	$0.4025
Three months ended September 30, 2015	$16.00	$10.92	$0.40
Three months ended June 30, 2015	$16.29	$14.85	n/a
Three months ended March 31, 2015	n/a	n/a	n/a

(1) The closing price of our common units on December 31, 2015, was $16.25.

(2)  Represents cash distributions applicable to the period the distributions were earned, which are regularly paid during the following quarter.

Holders of Record

We had four holders of record of our common units on December 31, 2015, one of which holds the 11,500,000 outstanding common units held by the public, including those held in street name.

Cash Distribution Policy

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires us to distribute all available cash, as defined, to our partners within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter.

Subordinated Units and Subordination Period

The principal difference between common and subordinated units is that for any quarter during the subordination period, the subordinated units are not entitled to distributions until the common units have received the minimum quarterly distribution of $0.40 per unit, or $1.60 per unit on an annualized basis, plus any arrearages from prior quarters. At December 31, 2015, our parent owned all of our subordinated units.

Before we make quarterly distributions to subordinated unitholders, the common unitholders are entitled to receive the full minimum quarterly distribution plus any arrearages in distributions from prior quarters. During the subordination period, we make distributions in the following manner:

•

first, 98% to the common unitholders, pro rata, and 2% to the general partner, until the partnership distributes an amount equal to the minimum quarterly distribution for that quarter on each outstanding common unit;

•

second, 98% to the common unitholders, pro rata, and 2% to the general partner, until the partnership distributes an amount equal to any arrearages of the minimum quarterly distribution for any prior quarters during the subordination period on each outstanding common unit;

•

third, 98% to the subordinated unitholders, pro rata, and 2% to the general partner, until the partnership distributes an amount equal to the minimum quarterly distribution for that quarter on each outstanding subordinated unit; and

•

thereafter, in the manner described in the table below, which illustrates the percentage allocations of available cash from operating surplus during the subordination period between the unitholders and the general partner, as the holder of incentive distribution rights, based on the specified target distribution levels.

The subordination period ends on the first business day after the date we have paid distributions of at least $1.60 on each of the outstanding common units and subordinated units, and the corresponding distribution on our general partner’s 2% general partner interest for three consecutive, non-overlapping four quarter periods ending on or after June 30, 2018, or $2.40 on each of the outstanding common units and subordinated units, and the corresponding distribution on our general partner’s 2% general partner interest and incentive distribution rights for any four-quarter period ending on or after June 30, 2016, provided there are no arrearages of the minimum quarterly distributions from prior quarters at that time. When the subordination period ends, each outstanding subordinated unit will convert into one common unit and the common units will no longer be entitled to arrearages.

General Partner Interest and Incentive Distribution Rights

Our general partner is entitled to 2% of all distributions prior to our liquidation. Our general partner’s initial 2% general partner interest will be reduced if we issue additional partnership interests and our general partner does not contribute a proportionate amount of capital to maintain its 2% general partner interest.

Our general partner also holds all of our incentive distribution rights. The incentive distribution rights entitle our general partner to increasing percentages of up to 48% of available cash distributed from operating surplus in excess of $0.46 per unit per quarter. The maximum distribution of 48% does not include any distributions received on its general partner interest, common units or subordinated units.

Percentage Allocations of Available Cash from Operating Surplus

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner, as the holder of our incentive distribution rights, based on specified target distribution levels:

			Marginal Percentage Interest in Distribution (1)
	Total Quarterly Distribution Per Unit - Target Amount		Common and Subordinated Unitholders	General Partner (as holder of Incentive Distribution Rights) (2)
Minimum quarterly distribution	$0.40		98.0%	2.0%
First target distribution	above $0.40	up to $0.46	98.0%	2.0%
Second target distribution	above $0.46	up to $0.50	85.0%	15.0%
Third target distribution	above $0.50	up to $0.60	75.0%	25.0%
Thereafter	above $0.60		50.0%	50.0%

(1) Includes percentage interests of the general partner, as the holder of incentive distribution rights, and the unitholders when the partnership distributes available cash from operating surplus up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

(2) The percentage interests for the general partner assume the general partner contributed additional capital necessary to maintain its 2% general partner interest, did not transfer any of its incentive distribution rights and there were no arrearages on common units.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding units authorized for issuance under equity compensation plans in this report.

Performance Graph

The following graph compares our cumulative total return on our common units since the IPO to the cumulative total return of the S&P 500 Index and the Alerian MLP Index (AMZX), assuming $100 was invested in each option as of July 1, 2015, the date of the IPO. The Alerian MLP Index is a composite of the 50 most prominent master limited partnerships and is calculated using a float-adjusted, capitalization weighted methodology.

	6/26/15	6/15	7/15	8/15	9/15	10/15	11/15	12/15
Green Plains Partners	$100	$103.40	$106.33	$97.47	$88.00	$98.47	$90.45	$111.27
S&P 500 Index	100	98.06	100.12	94.08	91.75	99.49	99.79	98.21
Alerian MLP Index	100	97.75	94.12	90.31	76.60	84.39	77.16	75.38

The information in the graph is not considered solicitation material, nor will it be filed with the SEC or incorporated by reference into any future filing under the Securities Act or Exchange Act unless we specifically incorporate it by reference into our filing.

Item 6.  Selected Financial Data.

The statement of operations data for the years ended December 31, 2015, 2014 and 2013, and the balance sheet data as of December 31, 2015 and 2014, are derived from our audited consolidated financial statements and should be read together with the accompanying notes included elsewhere in this report.

The balance sheet data as of December 31, 2013, is derived from our audited consolidated financial statements that are not included in this report, which describe a number of matters that materially affect the comparability of the periods presented.

Our results of operations are not comparable to periods prior to our IPO on July 1, 2015, when the storage and transportation agreements between us and Green Plains Trade became effective. The ethanol storage and leased railcar assets contributed by our parent are recognized at historical cost and reflected retroactively in our consolidated financial statements, along with related expenses, such as depreciation, amortization and railcar lease expenses. There were no revenues related to these assets reflected in the consolidated financial statement for periods before July 1, 2015. Periods ended on or before June 30, 2015, include the activities of BlendStar, which provided terminal and trucking services for our parent as well as third parties.

The following selected financial data should be read together with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Adjusted EBITDA and Distributable Cash Flow of this report. The financial information below is not necessarily indicative of our expected results for any future period, which could differ materially from historical results due to numerous factors, including those discussed in Item 1A – Risk Factors of this report.

	Year Ended December 31,
	2015	2014	2013
Statement of Operations Data:
(in thousands, except per unit information)
Revenues	$50,937	$12,843	$11,032
Operations and maintenance	29,369	26,424	17,854
General and administrative	3,114	1,403	1,402
Depreciation and amortization	5,787	5,544	3,572
Operating income (loss)	12,667	(20,528)	(11,796)
Other income (expense)	(295)	(63)	(719)
Net income (loss)	16,381	(12,833)	(7,810)
Net loss attributable to MLP predecessor	(6,628)	(12,833)	(7,810)
Net income attributable to the partnership	23,009	-	-

Earnings per limited partner unit (basic and diluted):
Common units	$0.71
Subordinated units	$0.71

Weighted average limited partner units outstanding (basic and diluted):
Common units	15,897
Subordinated units	15,890

Distribution declared per unit	$0.8025

	December 31,
	2015	2014	2013
Balance Sheet Data (in thousands):
Cash and cash equivalents	$16,385	$5,705	$1,704
Current assets	33,919	12,036	7,383
Total assets	89,551	79,992	73,445
Long-term debt	8,100	8,100	8,100
Total liabilities	24,040	12,685	14,194
Partners' capital	65,511	67,307	59,251

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, plus adjustments for transaction costs related to acquisitions or financing transactions, minimum volume commitment deficiency payments, unit-based compensation expense and net gains or losses on asset sales. Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, cash paid for income taxes and maintenance capital expenditures.

Adjusted EBITDA and distributable cash flow presentations are not made in accordance with GAAP and therefore should not be considered in isolation or as alternatives to net income, operating income or any other measure of financial performance presented in accordance with GAAP to analyze our results. Distributable cash flow computations for periods prior to the partnership’s IPO are not considered meaningful. Refer to Item 7 –  Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods presented and a reconciliation of net income to distributable cash flow for the period since the IPO was completed and the year ended December 31, 2015 (in thousands):

	Post IPO (1)	Year Ended December 31,
	2015	2015	2014	2013
Other Financial Data (in thousands, except per unit data):
Net income (loss)	$23,009	$16,381	$(12,833)	$(7,810)
Interest expense	327	381	138	768
Income tax benefit	(10)	(4,009)	(7,758)	(4,705)
Depreciation and amortization	3,066	5,787	5,544	3,572
Transaction costs	907	907	-	-
Unit-based compensation expense	67	67	-	-
Adjusted EBITDA	27,366	19,514	$(14,909)	$(8,175)
Adjusted EBITDA attributable to the MLP Predecessor	-	(7,852)
Adjusted EBITDA attributable to the partnership	$27,366	$27,366
Less:
Interest paid and payable	197
Maintenance capital expenditures	148
Distributable cash flow (2)	$27,021

Distributions declared (3)	$26,032

Coverage ratio	1.04x

(1) Represents the adjusted EBITDA and DCF computations for the period since the IPO was completed, from July 1, 2015, to December 31, 2015.

(2) DCF computations for periods before our IPO are not considered meaningful.

(3)  Includes distributions declared for the quarters ended September 30, 2015, and December 31, 2015.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis includes information management believes is relevant to understand and assess our financial condition and results of operations. This section should be read together with our consolidated financial statements, accompanying notes and risk factors contained in this report.

Information about our business, properties and strategy can be found under Item 1 – Business and a description of our risk factors can be found under Item 1A – Risk Factors.

Overview

We are a master limited partnership formed by our parent to be its principle provider of fuel storage and transportation services. On July 1, 2015, we completed our IPO,  and, in addition to the interests of BlendStar, received the assets and liabilities of the ethanol storage and leased railcar assets contributed by our parent in a transfer between entities under common control. We also entered into long-term, fee-based commercial agreements for storage and transportation services with Green Plains Trade, which are supported by minimum volume or take-or-pay capacity commitments.

Industry Factors Affecting our Results of Operations

Ethanol Supply and Demand

The volume of ethanol and other fuels handled at our facilities depends on our parent’s production levels and fuel blending margins, which are impacted by numerous factors that ultimately affect the supply and demand for ethanol and other fuels, including domestic production levels, government policies and mandates, economic incentives, global markets, environmental regulations and the price of feedstock, both domestically and abroad.

Domestic Production.    Domestic ethanol production has been steadily increasing to an estimated 14.8 billion gallons in 2015 from 14.3 billion gallons in 2014, according to the EIA. The ethanol production market continues to be fairly fragmented. As of January 23, 2016, there were 216 ethanol plants capable of producing 15.7 bgy according to Ethanol Producer Magazine. The top five producers account for 43% of the domestic production capacity.

Government Policies and Regulations. Federal mandates supporting the use of renewable fuels continue to be a major driver in U.S. demand for ethanol. Ethanol policies are influenced by the desire to reduce fuel emissions and our dependency on foreign oil. In November 2015, the EPA announced final volume requirements for conventional ethanol of 13.61 billion gallons, 14.05 billion gallons and 14.50 billion gallons for 2014, 2015 and 2016, respectively. Significant increases in production capacity beyond the RFS II mandated level could negatively impact the ethanol industry. Reductions to governmental usage mandates could adversely affect the market for ethanol and our results of operations. The results of the 2016 presidential election could impact federal policies regarding renewable fuels. Environmental laws and regulations may impact the cost to produce or transport ethanol, which can indirectly affect supply.

Economic Incentives.  Domestic demand has also been influenced by economic incentives for refiners and blenders to use ethanol as an additive to reduce vehicle emissions and increase octane levels based on its relative octane value and the market for RINs, which are used to comply with RFS II. Even though gasoline traded at a discount to ethanol during the year, ethanol continued to be the most economical oxygenate over Gulf Coast alkylate and reformate substitutes, and the most affordable source of octanes over Gulf Coast 93 and toluene substitutes. These incentives may be affected by the price of crude oil, which decreased in price per barrel by approximately 43% from December 31, 2014, to December 31, 2015.  Increased consumer acceptance and availability of higher blends such as E15 has also helped to support domestic demand.

Global Markets.  Since 2010, the United States has been the world’s largest producer and consumer of ethanol. Approximately 6% of domestic ethanol is marketed worldwide and competes with other sources, primarily Brazil. The United States and Brazil account for more than 80% of all ethanol production worldwide, according to the USDA Foreign Agriculture Service. Annual reported production worldwide has also increased year over year. In 2014, global production was 24.6 billion gallons, according to the U.S. Department of Energy. Increased ethanol production capacity could create excess supply in world markets, resulting in lower ethanol prices throughout the world, including the United States.

A significant change in feedstock prices, transportations rates, foreign exchanges rates and government policies could also alter global supply dynamics in the top producing countries. In the United States, the primary feedstock for ethanol is corn; in Brazil, the primary feedstock for ethanol is sugarcane. In March 2015, the Brazilian government increased their required ethanol blend to 27% from 25% which, along with more competitively priced ethanol produced from corn, significantly reduced U.S. ethanol imports from Brazil.

Our Parent’s Production Levels

Our parent’s operating margins influence its production levels, which in turn affects the volume of ethanol we will store, throughput and transport. Our parent’s operating margins are affected by the supply and demand for ethanol and other fuels, which are impacted by the cost of corn and natural gas, and the market price for ethanol, distillers grains and corn oil.

Our parent operated at approximately 91.1% of its average daily production capacity for the year ended December 31, 2015. From January 1, 2009, to December 31, 2015, our parent’s quarterly ethanol production increased 256.4%, from 73.2 mmg to 260.8 mmg, primarily from third-party acquisitions. Over the same time period, our parent’s ethanol production averaged 95.7% of its daily average production capacity and never fell below 83.8%. As part of its Phase I production capacity expansion program, our parent has added 35 mmgy of production capacity as of December 2015 and plans to add up to an additional 50 mmgy over the next twelve months.  Our parent will explore other related expansion projects in the future.

Our parent’s quarterly actual production, daily average production capacity and utilization are highlighted in the following chart:

Financial Condition and Results of Operations of Our Parent

Our parent guarantees Green Plains Trade’s obligations under our storage and throughput agreement and rail transportation service agreements, which account for a substantial portion of our revenues. Any change in our parent’s business or financial strategy or event that negatively impacts its financial condition, results of operations or cash flows may materially and adversely affect our financial condition, results of operations or cash flows.

Availability of Railcars

The long-term growth of our business depends on the availability of railcars, which we currently lease, to transport ethanol and other fuels on reasonable terms. Railcars may become unavailable due to increased demand, maintenance or other logistical constraints. Future railcar shortages caused by increased demand for railcar transportation or changes in regulatory standards that apply to railcars could negatively impact our business and our ability to grow.

On May 1, 2015, the DOT announced an enhanced tank car standard, known as the DOT specification 117, which establishes a schedule to retrofit or replace older tank cars that carry crude oil and ethanol. The rule may have an adverse effect on our operations as railcar lease costs may increase over the long term and existing railcars may be out of service for an extended period of time while these upgrades are made, tightening supply in an industry that is highly dependent on railcar transportation.

How We Evaluate Our Operations

Our management uses a variety of financial and operating metrics to evaluate our operating results and measure profitability, including: throughput volume and capacity, operations and maintenance expense, adjusted EBITDA and distributable cash flow.

Throughput Volume and Capacity

Our revenues are dependent on the volume of ethanol and other fuels we throughput at our ethanol storage and fuel terminal facilities, and the volumetric capacity that is used to transport ethanol and other fuels by railcars. The volume of ethanol and other fuels we store, throughput or transport, and the railcar volumetric capacity we provide are affected by our parent’s operating margins at its ethanol production plants as well as the overall supply and demand for ethanol and other fuels in markets served directly or indirectly by our assets.

Green Plains Trade is obligated to meet minimum volumes or take-or-pay capacity commitments under our commercial agreements. Our results of operations may be impacted by our parent’s use of our assets in excess of its minimum volume commitments, our ability to capture incremental volumes or capacity from Green Plains Trade or third parties and our ability to retain Green Plains Trade as a customer, enter into contracts with new customers and increase volume commitments.

Operations and Maintenance Expenses

Our management seeks to maximize the profitability of our operations by effectively managing operations and maintenance expenses. Our expenses are relatively stable across a broad range of storage, throughput and transportation volumes and usage, but can fluctuate from period to period depending on maintenance activities. We manage our expenses by scheduling maintenance activities over time to avoid significant variability in our cash flows.

Adjusted EBITDA and Distributable Cash Flow

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, plus adjustments for transaction costs related to acquisitions or financing transactions, minimum volume commitment deficiency payments, unit-based compensation expense and net gains or losses on asset sales.

Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, cash paid for income taxes and maintenance capital expenditures, which are defined under our partnership agreement as cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain our operating capacity or operating income.

We believe that the presentation of adjusted EBITDA and distributable cash flow will provide useful information to investors in assessing our financial condition and results of operations. Adjusted EBITDA and distributable cash flow are supplemental financial measures that we use to assess our financial performance; however, these presentations are not made in accordance with GAAP. The GAAP measure most directly comparable to adjusted EBITDA and distributable cash flow is net income. Since adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, diminishing its utility. Adjusted EBITDA and distributable cash flow should not be considered in isolations or as alternatives to net income, operating income or any other measure of financial performance presented in accordance with GAAP to analyze our results. Refer to Item 6 – Selected Financial Data for reconciliations of net income to adjusted EBITDA and distributable cash flow.

Components of Revenues and Expenses

Revenues.  Our revenues consist primarily of volume-based service fees for receiving, storing, transferring and transporting ethanol and other fuels.

For more information about these charges and the services covered by these agreements, please refer to Note 15 – Related Party Transactions to the consolidated financial statements in this report.

Operations and Maintenance Expenses.  Our operations and maintenance expenses consist primarily of lease expenses related to our transportation assets, labor expenses, outside contractor expenses, insurance premiums, repairs and maintenance expenses and utility costs.  These expenses also include fees for certain management, maintenance and operational services to support our facilities allocated by our parent under our operational services and secondment agreement.

General and Administrative Expenses.  Our general and administrative expenses consist primarily of employee salaries, incentives and benefits; office expenses; professional fees for accounting, legal, and consulting services; and other costs allocated by our parent. Our general and administrative expenses include direct monthly charges for the management of our assets and certain expenses allocated by our parent under our omnibus agreement for general corporate services, such as treasury, accounting, human resources and legal services. These expenses are charged or allocated to us based on the nature of the expense and our proportionate share of employee time or capital expenditures and operating expenses.

For more information about fees we reimburse our parent for services received, please read Note 15 – Related Party Transactions to the consolidated financial statements in this report.

Other Income (Expense).    Other income (expense) includes interest earned, interest expense and other non-operating items.

Results of Operations

Comparability of our Financial Results

For the year ended December 31, 2015, the following discussion reflects the results of the MLP predecessor for the first six months of 2015 and the results of the partnership post-IPO for second half of 2015. The years ended December 31, 2014 and 2013, reflect only the results of the MLP predecessor.

Under GAAP, when accounting for transfers of assets between entities under common control, the entity that receives the net assets initially recognizes the assets and liabilities transferred at their carrying amounts at the date of transfer. Prior period financial statements of the transferee are recast for all periods in which the transferred operations were part of the ultimate parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar, we received the assets and liabilities of certain ethanol storage and railcar assets contributed by our parent in a transfer between entities under common control. We recognized the assets and liabilities transferred at our parent’s historical cost basis, which are reflected retroactively in the consolidated financial statements presented in this report. Expenses related to these contributed assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the consolidated financial statements. No revenues related to the operation of the ethanol storage and railcar contributed assets are reflected in the consolidated financial statements for periods before July 1, 2015, the date the related commercial agreements became effective.

Selected Financial Information and Operating Data

The following table reflects selected financial information (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues
Storage and throughput services	$23,125	$-	$-
Terminal services	12,006	12,129	11,032
Railcar capacity	13,818	-	-
Other	1,988	714	-
Total revenues	50,937	12,843	11,032
Operating expenses
Operations and maintenance	29,369	26,424	17,854
General and administrative	3,114	1,403	1,402
Depreciation	5,787	5,544	3,572
Total operating expenses	38,270	33,371	22,828
Operating income (loss)	$12,667	$(20,528)	$(11,796)

The following table reflects selected operating data (in mmg, except railcar capacity billed):

	Year Ended December 31,
	2015	2014	2013
Product volumes
Storage and throughput services (1)	464.4	-	-

Terminal services:
Affiliate	107.4	109.9	121.1
Non-affiliate	214.2	214.8	192.8
	321.6	324.7	313.9

Railcar capacity billed (daily avg. mmg) (1)(2)	64.0	-	-

(1) Volumetric data for periods before July 1, 2015, is not considered meaningful, as the related commercial agreements were not in effect prior to that date.

(2) Railcar capacity for 2015 is based on capacity since July 1, 2015, when the commercial agreement became effective.

Year Ended December 31, 2015, Compared with the Year Ended December 31, 2014

Revenues

Revenues generated from our storage and throughput agreement and rail transportation services agreement with Green Plains Trade, executed in connection with our IPO and effective beginning July 1, 2015, were $36.9 million for the year ended December 31, 2015.

Revenues generated by trucking and terminal services increased $1.2 million for the year ended December 31, 2015, compared with the same period for 2014, due to an increase in the number of trucks in service and locations where we do business.

Operations and Maintenance Expenses

Operations and maintenance expenses increased $2.9 million for the year ended December 31, 2015, compared with the same period for 2014, primarily due to increased railcar lease expenses, wages and fuel costs associated with our trucking operations. This was partially offset by a decrease in throughput unloading fees.

General and Administrative Expenses

General and administrative expenses increased $1.7 million for the year ended December 31, 2015, compared with the same period for 2014, primarily due to transaction costs related to the formation of the partnership and the acquisition of Hereford, Texas and Hopewell, Virginia storage and transportation assets, additional expenses attributable to being a public company, unit-based compensation and board fees.

Year Ended December 31, 2014, Compared with the Year Ended December 31, 2013

Revenues

Revenues generated by trucking and terminal services increased $1.8 million for the year ended December 31, 2014, compared with the same period in 2013, due to increased non-affiliate throughput revenues across BlendStar terminal facilities of $1.1 million, and the commencement of trucking operations at BlendStar in January 2014, resulting in 2014 revenues of $0.7 million.

Operations and Maintenance Expenses

Operations and maintenance expenses increased $8.6 million for the year ended December 31, 2014, compared with the same period in 2013, primarily due to increased railcar lease expenses.

Depreciation Expense

Depreciation expense increased $2.0 million for the  year ended December 31, 2014,  compared with the same period for 2013, primarily due to the acquisition of additional storage and leased railcar assets in November 2013.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities and borrowings under our revolving credit facility. Capital expenditures are funded primarily from external sources, using a combination of debt and equity financing.

On July 1, 2015, upon completion of the IPO, we received net proceeds of $157.5 million from the sale of 11,500,000 common units, after deducting underwriting discounts of $10.3 million, structuring fees of $0.9 million and other IPO expenses of approximately $3.8 million. We used the net proceeds to make a cash distribution of $155.3 million to Green Plains, in part, as reimbursement of certain capital expenditures incurred and to pay $0.9 million in origination fees under our new revolving credit facility. We retained the remaining $1.3 million for general partnership purposes.

On December 31, 2015, our cash and cash equivalents were $16.4 million and we had no borrowings against our $100.0 million revolving credit facility. Effective January 1, 2016, we acquired certain ethanol storage and leased railcar assets located in Hereford, Texas and Hopewell, Virginia from our parent for initial consideration of $62.5 million, which we financed by drawing $48.0 million on the revolving credit facility and using cash on hand.

Our ongoing sources of liquidity include cash generated from operations, borrowings under our revolving credit facility and issuances of additional debt and equity securities. We consider opportunities to repay, redeem, repurchase or refinance our debt, depending on market conditions, as part of our normal course of doing business. Our ability to meet our debt service obligations and other capital requirements depends on our future operating performance, which is subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.

We plan to fund future expansion capital expenditures primarily from external sources, including borrowings under our revolving credit facility and issuances of debt and equity securities, and expect these sources will be adequate for both our short-term and long-term liquidity needs.

Net cash provided by operating activities was $16.0 million in 2015 compared with net cash used by operating activities of $16.3 million in 2014. Cash flows from operating activities were affected primarily by increases in operating profits partially offset by decreases in working capital. Net cash used by investing activities was $1.5 million in 2015, primarily due to capital expenditures for expansion projects. Net cash used by financing activities was $3.8 million in 2015, primarily due to IPO-related activity and an equity distribution of $3.3 million from a subsidiary of the MLP predecessor to our parent in February 2015.

We incurred capital expenditures of $1.5 million in 2015 for various projects, including $1.2 million related to the purchase of additional trucks and tankers. Capital spending for 2016 is expected to be approximately $6.1 million related to our investment in the Maumelle, Arkansas unit train joint venture, which we expect to finance primarily with our revolving credit facility.

Revolving Credit Facility

On July 1, 2015, Green Plains Operating Company entered into an agreement for a five-year, $100.0 million revolving credit facility with various lenders to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The revolving credit facility contains customary representations and warranties, affirmative and negative covenants and events of default. The negative covenants restrict our ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions, and materially amend our commercial agreements with Green Plains Trade. The facility can be increased by up to $50.0 million without the consent of the lenders and is available for revolving loans, including sublimits of $15.0 million for swing line loans and $15.0 million for letters of credit. For more information related to our debt, see Note 7 – Debt to the consolidated financial statements in this report.

We had no borrowings outstanding under the revolving credit facility and were in compliance with our debt covenants as of December 31, 2015.  Effective January 1, 2016, we acquired certain ethanol storage and leased railcar assets located in Hereford, Texas and Hopewell, Virginia from our parent for initial consideration of $62.5 million, which we financed by drawing $48.0 million on the revolving credit facility and using cash on hand. We expect to maintain compliance with our debt covenants over the next twelve months.

Distributions to Unitholders

The partnership agreement provides for a minimum quarterly distribution of $0.40 per unit, which equates to approximately $13.0 million per quarter, or $51.9 million per year, based on the 2% general partner interest and the number of common and subordinated units currently outstanding. For more information, see Note 10 – Partners’ Capital to the consolidated financial statements in this report.

On October 22, 2015, the board of directors of our general partner declared our first quarterly cash distribution of $0.40 per unit for the third quarter ended September 30, 2015. The distribution was paid on November 13, 2015, to unitholders of record as of November 6, 2015.

On January 21, 2016, the board of directors of our general partner declared a quarterly cash distribution of $0.4025 per unit, or $1.61 per unit on an annualized basis, for the quarter ended December 31, 2015. The distribution is payable on February 12, 2016, to unitholders of record as of February 5, 2016.

Contractual Obligations

Our contractual obligations as of December 31, 2015,  were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term and short-term debt obligations (1)	$8,100	$-	$-	$665	$7,435
Interest and fees on debt obligations (2)	1,002	100	200	197	505
Operating leases (3)	61,039	20,622	24,434	15,150	833
Service agreements (4)	514	292	222	-	-
Other (5)	3,770	638	371	1,164	1,597
Total contractual obligations	$74,425	$21,652	$25,227	$17,176	$10,370

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

(5) Includes asset retirement obligations to return property to its original condition at the termination of lease agreements.

Effects of Inflation

Inflation in the United States has been relatively low in recent years and we do not expect it to have a material impact on our future results of operations.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires that we use estimates that affect the reported assets, liabilities, revenues, expenses and related disclosures for contingent assets and liabilities. We base our estimates on experience and assumptions we believe are proper and reasonable. While we regularly evaluate the appropriateness of these estimates, actual results could differ materially from our estimates. The following accounting policies, in particular, may be impacted by judgments, assumptions and estimates used to prepare our consolidated financial statements.

Revenue Recognition

A substantial portion of our revenues and cash flows are derived from commercial agreements with Green Plains Trade. We recognize revenues when evidence of an arrangement exists; there is risk of loss and title transfer to the customer; the price is fixed or determinable; and collectability is reasonably assured. Storage, terminal and transportation services revenues are recognized when services are performed, which occurs when the product is delivered to the customer.

Our storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. Our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay us fees for these minimum commitments regardless of the actual volume, throughput or capacity used for transport. Payment related to volume that was not actually throughput by Green Plains Trade is applied as a credit toward volume in excess of the minimum volume commitment during any of the next four quarters, after which time unused credits expire. We record a liability for deferred revenues in the amount of the credit that may be used in future periods and for customer prepayments before the product is delivered. We recognize revenue and relieve the liability when throughput volumes exceed the minimum volume commitment or unused credits expire. As a result, a significant portion of our revenues may be associated with cash collected during an earlier period that do not generate any cash during the current period.

Depreciation of Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. We calculate depreciation expense using the straight-line method based on the estimated useful life of each asset. We assign asset lives based on reasonable estimates regarding the timing in which assets are placed into service. We periodically evaluate the estimated useful lives of our property, plant and equipment and revise our estimates. The determination of an asset’s estimated useful life takes a number of factors into consideration, including technological change, normal depreciation and physical usage. We periodically evaluate whether events or circumstances have occurred that may warrant a revision of the estimated useful lives of our fixed assets, which is accounted for prospectively.

Impairment of Long-Lived Assets and Goodwill

Our long-lived assets consist of property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We measure recoverability by comparing the carrying amount of the asset with the estimated undiscounted future cash flows the asset is expected generate. If the carrying amount of the asset exceeds its estimated future cash flows, we record an impairment charge for the amount in excess of the fair value. No impairment charges have been recorded during the periods presented.

Our goodwill consists of amounts related to our predecessor’s acquisition of its fuel terminal and distribution business. We review goodwill at the reporting unit level for impairment at least annually, as of October 1, or more frequently when events or changes in circumstances indicate that impairment may have occurred.

We assess the qualitative factors of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Under the first step, we compare the estimated fair value of the reporting unit with its carrying value including goodwill. If the estimated fair value is less than the carrying value, we complete a second step to determine the amount of the goodwill impairment. In the second step, we allocate the reporting unit’s fair value to all of its assets and liabilities other than goodwill to determine an implied fair value. We compare the result with the carrying amount and record an impairment charge for the difference.

We estimate the amount and timing of projected cash flows that will be generated by an asset over an extended period of time when we review our long-lived assets and goodwill. Circumstances that may indicate impairment include a decline in future projected cash flows, a decision to suspend plant operations for an extended period of time, a sustained decline in our market capitalization, a sustained decline in market prices for similar assets or businesses, or a significant adverse change in legal or regulatory matters or business climate. Significant management judgment is required to determine the fair value of our long-lived assets and goodwill and measure impairment, including projected cash flows. Fair value is determined through various valuation techniques, including discounted cash flow models, sales of comparable properties and third-party independent appraisals. Changes in estimated fair value could result in a write-down of the asset.

Asset Retirement Obligations

Under certain lease agreements, we have asset retirement obligations requiring us to return the property to its original condition upon termination of the lease agreement. Determining future restoration and removal costs is subjective, requiring management to make estimates and judgments. Asset removal technologies and costs, regulatory and other compliance considerations and the timing of expenditures are subject to change. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value.

Recent Accounting Pronouncements

For information related to recent accounting pronouncements, see Note 2 –Summary of Significant Accounting Policies to the consolidated financial statements in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at a variable rate. A 1.0% change in the interest rate, assuming we borrowed $100.0 million, would result in a $1.0 million change per year in our interest expense. We had no borrowings outstanding under the revolving credit facility as of December 31, 2015.

Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included elsewhere in this report.

Commodity Price Risk

We do not have any direct exposure to risks associated with fluctuating commodity prices because we do not own the ethanol and other fuels that are stored at our facilities or transported by our railcars.

Item 8.  Financial Statements and Supplementary Data.

The required consolidated financial statements and accompanying notes are listed in Part IV, Item 15.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information that must be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required financial disclosure.

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on the company’s internal control over financial reporting in its annual report, providing reasonable assurance regarding the reliability of our financial reporting and preparation of our consolidated financial statements for external purposes in accordance with GAAP.  Under the JOBS Act, our management is not be required to report on the company’s internal control over financial reporting in its annual report until our fiscal year ended December 31, 2016. Furthermore, we are not required to provide an independent registered public accounting firm’s attestation report of the effectiveness of our internal control over financial reporting for up to five years or through such earlier date that we are no longer an emerging growth company.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Emerging Growth Company Status

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we are not required to provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting; adopt new or revised financial accounting standards until they apply to private companies; comply with new requirements adopted by the PCAOB to rotate audit firms or supplement the auditor’s report with additional information about the audit and financial statements of the issuer; or disclose the same level of information about executive compensation required of larger public companies.

We will no longer be an emerging growth company on the earliest of (i) the last day of the fiscal year following the fifth anniversary of the IPO, (ii) the last day of the fiscal year in which we have more than $1.0 billion in annual revenues, (iii) the date on which the market value of our common units held by non-affiliates exceeds $700.0 million, or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over a three-year period.

We have elected to take advantage of all applicable JOBS Act provisions except for the exemption that allows us to extend the transition period for compliance with new or revised financial accounting standards. This election is irrevocable.

Item  9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Management of Green Plains Partners

We are managed by the directors and executive officers of our general partner, Green Plains Holdings. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Our parent owns all of the membership interests in our general partner. Our general partner has a board of directors, and our unitholders are not entitled to elect the directors or directly or indirectly to participate in our management or operations. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

Our general partner currently has six directors, including two independent directors. Our parent appoints all members to the board of directors of our general partner. In accordance with Nasdaq’s phase-in rules, we had at least one independent director on the date our common units were first listed on Nasdaq and are required to have three independent directors within one year of that date.

Our general partner has the primary responsibility for providing the personnel necessary to conduct our operations, whether through directly hiring employees or by obtaining the services of personnel employed by our parent or others. In addition, pursuant to the operational services and secondment agreement, certain of our parent’s employees (including our Chief Executive Officer) will be seconded to our general partner to provide management, maintenance and operational services with respect to the ethanol and fuel storage assets, terminal and transportation assets. During their period of secondment to our general partner, the seconded personnel will be under the direct management and supervision of our general partner. All of the personnel who conduct our business are employed by or contracted by our general partner and its affiliates, including our parent and Green Plains Trade.

Director Independence

Although most companies listed on Nasdaq are required to have a majority of independent directors serving on the board of directors of the listed company, Nasdaq does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within one year of the date our common units are first listed on Nasdaq, and all of our audit committee members are required to meet the independence and financial literacy tests established by Nasdaq and the Exchange Act. We currently have two independent directors serving on our audit committee, Mr. Patrick Eilers and Mr. Clayton Killinger, and are required to appoint a third independent director by July 1, 2016.

Director Experience and Qualifications

The board of directors of the general partner as a whole is responsible for filling vacancies on the board of directors at any time during the year, and for selecting individuals to serve on the board of directors of our general partner. From time to time, the board of directors may utilize the services of search firms or consultants to assist in identifying and screening potential candidates.

Committees of the Board of Directors

The board of directors of our general partner has an audit committee and a conflicts committee and may have such other committees as the board of directors shall determine appropriate from time to time. Each of the standing committees of the board of directors will have the composition and responsibilities described below.

Audit Committee

Our general partner has an audit committee currently comprised of two directors, Mr. Eilers and Mr. Killinger, who meet the independence and experience standards established by Nasdaq and the Exchange Act. Our general partner has relied on the phase-in rules of Nasdaq and the SEC with respect to the independence of our audit committee. Those rules permit our general partner to have an audit committee with one independent member at the date our common units were first listed on Nasdaq, a majority of independent members within 90 days thereafter and all independent members within one year thereafter. Mr. Eilers served as the initial member of our audit committee, and we have since appointed Mr. Killinger chairman of the audit committee.  Both Mr. Eilers and Mr. Killinger qualify as audit committee financial experts. Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to our audit committee.

Conflicts Committee

Mr. Eilers and Mr. Killinger serve on our conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. Mr. Eilers was appointed chairman of the conflicts committee. The board of directors of our general partner determine whether to refer a matter to the conflicts committee on a case-by-case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements set forth in our partnership agreement. If our general partner seeks approval from the conflicts committee, then it is presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Meetings of the Board of Directors

The board of directors held five meetings during 2015, while the audit committee had two meetings and the conflicts committee met on an ad-hoc basis. Meetings were conducted via teleconference or in person. No director attended fewer than 75% of the aggregate of board meetings and committee meetings held on which the director served during this period.

Directors and Executive Officers of Green Plains Holdings LLC

Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Todd A. Becker, Jerry L. Peters, Jeffrey S. Briggs and George P. (Patrich) Simpkins, who serve as directors, are also executive officers of our general partner and our parent. The following table shows information for the directors and executive officers of Green Plains Holdings as of February 12, 2016.

Name	Age	Positions with Green Plains Holdings LLC
Todd A. Becker	50	President and Chief Executive Officer (and Director)
Jerry L. Peters	58	Chief Financial Officer (and Director)
Jeffrey S. Briggs	51	Chief Operating Officer (and Director)
George P. (Patrich) Simpkins	54	Chief Development and Risk Officer (and Director)
Carl S. (Steve) Bleyl	56	Executive Vice President – Ethanol Marketing
Mark A. Hudak	55	Executive Vice President – Human Resources
Paul E. Kolomaya	50	Executive Vice President – Commodity Finance
Michelle S. Mapes	49	Executive Vice President – General Counsel and Corporate Secretary
Walter S. Cronin	53	Executive Vice President – Commercial Operations
Michael A. Metzler	53	Executive Vice President – Natural Gas & Power
Patrick C. Eilers	49	Chairman and Director
Clayton E. Killinger	55	Director

Todd A. Becker. Todd Becker was appointed President and Chief Executive Officer and a member of the board of directors of our general partner in March 2015. Mr. Becker has served as President and Chief Executive Officer of our parent since January 2009, and was appointed as a director of our parent in March 2009. Mr. Becker served as our parent’s President and Chief Operating Officer from October 2008 to December 2008. He served as Chief Executive Officer of VBV LLC from May 2007 to October 2008. Mr. Becker was Executive Vice President of Sales and Trading at Global Ethanol from May 2006 to May 2007. Prior to that, he worked for ten years with ConAgra Foods, Inc. in various management positions including Vice President of International Marketing for ConAgra Trade Group and President of ConAgra Grain Canada. Mr. Becker has over 27 years of related experience in various commodity processing businesses, risk management and supply chain management, along with extensive international trading experience in agricultural markets. Mr. Becker served on the board of directors, including its audit and compensation committees, for Hillshire Brands Company from 2012 to 2014. Mr. Becker has a master’s degree in Finance from the Kelley School of Business at Indiana University and a Bachelor of Science

degree in Business Administration with a Finance emphasis from the University of Kansas. Mr. Becker brings valuable expertise to the board of directors of our general partner because he provides an insider’s perspective about the business and the strategic direction of the general partner to board discussions. His extensive commodity experience and leadership traits make him an essential member of the board of directors of our general partner.

Jerry L. Peters. Jerry Peters was appointed Chief Financial Officer of our general partner in March 2015 and a member of the board of directors of our general partner in June 2015. Mr. Peters has served as Chief Financial Officer of our parent since June 2007. Mr. Peters served as Senior Vice President—Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as its Chief Financial Officer from July 1994 to May 2006, and in various senior management roles prior to that. ONEOK Partners is a publicly traded partnership engaged in gathering, processing, storage, and transportation of natural gas and natural gas liquids. Prior to joining ONEOK Partners in 1985, he was employed by KPMG LLP as a certified public accountant. Beginning September 2012, Mr. Peters serves on the board of directors, and as chairman of the audit committee, of the general partner of Summit Midstream Partners, LP, a publicly traded natural gas gathering partnership. Mr. Peters has a master’s degree in Business Administration from Creighton University with a Finance emphasis and a Bachelor of Science degree in Business Administration from the University of Nebraska—Lincoln. Mr. Peters’ experience serving on the board of directors of a publicly traded limited partnership, including as chairman of the audit committee, and his financial expertise are key attributes, among others, that make him well qualified to serve on the board of directors of our general partner.

Jeffrey S. Briggs. Jeff Briggs was appointed Chief Operating Officer of our general partner in March 2015 and a member of the board of directors of our general partner in June 2015. Mr. Briggs has served as Chief Operating Officer of our parent since November 2009. Mr. Briggs served as a consultant to our parent from July 2009 to November 2009. Prior to his consulting role, he was Founder and General Partner of Frigate Capital, LLC, a private investment partnership investing in small and mid-sized companies, from January 2004 through January 2009. Prior to Frigate, Mr. Briggs spent nearly seven years at Valmont Industries, Inc. as President of the Coatings Division. Prior to Valmont, he acquired and managed an electronic manufacturing company; was Director of Mergers and Acquisitions for Peter Kiewit and Sons; worked for Goldman Sachs in their Equities Division; and served five years as an Officer in the U.S. Navy on a nuclear submarine. Mr. Briggs has a master’s degree in Business Administration from the Harvard Business School and a Bachelor of Science degree in Mechanical Engineering, Thermal and Power Systems from UCLA. Mr. Briggs provides to the board of directors of our general partner a valuable operational perspective due to experience as a consultant and his background in a variety of businesses.

George P. (Patrich) Simpkins. Patrich Simpkins was appointed Chief Development and Risk Officer of our general partner in March 2015 and a member of the board of directors of our general partner in June 2015. Mr. Simpkins was named Chief Development and Risk Officer of our parent in October 2014 after joining our parent in May 2012 as its Executive Vice President—Finance and Treasurer. Prior to joining our parent, Mr. Simpkins was Managing Partner of GPS Capital Partners, LLC, a capital advisory firm serving global energy and commodity clients. From February 2005 to June 2008, he served as Chief Operating Officer and Chief Financial Officer of SensorLogic, Inc., and as Executive Vice President and Global Chief Risk Officer of TXU Corporation from November 2001 to June 2004. Prior to that, he served in senior financial and commercial executive roles with Duke Energy Corporation, Louis Dreyfus Energy, MEAG Power Company and MCI Communications. Mr. Simpkins has a Bachelor of Business Administration degree in Economics and Marketing from the University of Kentucky. Mr. Simpkins’ experience in varied risk management matters, including as an executive officer and in financial and commercial executive roles, qualifies him to serve on the board of directors of our general partner.

Carl S. (Steve) Bleyl. Steve Bleyl was appointed Executive Vice President—Ethanol Marketing of our general partner in March 2015. Mr. Bleyl joined our parent as Executive Vice President—Ethanol Marketing in October 2008. Mr. Bleyl served as Executive Vice President—Ethanol Marketing for VBV LLC from October 2007 to October 2008. From June 2003 until September 2007, he served as Chief Executive Officer of Renewable Products Marketing Group LLC, an ethanol marketing company, building it from a cooperative marketing group of five ethanol plants in one state to seventeen production facilities in seven states. Prior to that, Mr. Bleyl worked for over 20 years in various senior management and executive positions in the fuel industry. Mr. Bleyl has a master’s degree in Business Administration from the University of Oklahoma and a Bachelor of Science degree in Aerospace Engineering from the United States Military Academy.

Mark A. Hudak. Mark Hudak was appointed Executive Vice President—Human Resources of our general partner in March 2015. Mr. Hudak was named Executive Vice President—Human Resources of our parent in November 2013 after joining our parent in January 2013 as its Vice President—Human Resources. Mr. Hudak has extensive experience in human resource management, organizational development, employee relations, employee benefits and compensation management. He served as Senior Director, Global Human Resources for Bimbo Bakeries from November 2010 to January 2013. Prior to that, from September 2006 to November 2010, Mr. Hudak was Vice President, Global Human Resources / Compliance and

Ethics Officer at United Malt Holdings. He held several senior level positions at ConAgra Foods, Inc. from December 2000 to September 2006. Mr. Hudak has a Bachelor of Science degree in Business Administration from Bellevue University.

Paul E. Kolomaya. Paul Kolomaya was appointed Executive Vice President—Commodity Finance of our general partner in March 2015. Mr. Kolomaya was named Executive Vice President—Commodity Finance of our parent in February 2012 after joining our parent in August 2008 as its Vice President—Commodity Finance. Prior to joining our parent, Mr. Kolomaya was employed by ConAgra Foods, Inc. from March 1997 to August 2008 in a variety of senior finance and accounting capacities, both domestic and international. Prior to that, he was employed by Arthur Andersen & Co. in both the audit and business consulting practices. Mr. Kolomaya holds chartered accountant and certified public accountant certifications and has a Bachelor of Honors Commerce degree from the University of Manitoba.

Michelle S. Mapes. Michelle Mapes was appointed Executive Vice President—General Counsel and Corporate Secretary of our general partner in March 2015. Ms. Mapes has served as Executive Vice President—General Counsel and Corporate Secretary of our parent since November 2009 after joining our parent in September 2009 as its General Counsel. Prior to joining our parent, Ms. Mapes was a Partner at Husch Blackwell LLP, where for three years she focused her legal practice nearly exclusively in renewable energy. Prior to that, she was Chief Administrative Officer and General Counsel for HDM Corporation. Ms. Mapes served as Senior Vice President—Corporate Services and General Counsel to Farm Credit Services of America from April 2000 to June 2005. Ms. Mapes holds a Juris Doctorate, a master’s degree in Business Administration and a Bachelor of Science degree in Accounting and Finance, all from the University of Nebraska—Lincoln.

Walter S. Cronin. Walter Cronin was appointed Executive Vice President – Commercial Operations of our general partner and our parent in August 2015. Mr. Cronin previously served as Chief Investment Officer of Green Plains Asset Management LLC, a wholly owned subsidiary of our parent, since November 2011. Mr. Cronin served as Executive Vice President and trading principal of County Cork Asset Management from April 2010 to November 2011. Prior to that, Mr. Cronin acted as a consultant to Bunge Limited from September 2004 through March 2010 Additionally, Mr. Cronin has over 28 years of commodity trading experience working at a number of firms, including RJ O’Brien and Continental Grain. Mr. Cronin received a Bachelor of Arts degree from the University of Santa Clara in 1985.

Michael A. Metzler. Michael Metzler was appointed Executive Vice President – Natural Gas and Power of our general partner and our parent in November 2015. Mr. Metzler previously served as Senior Vice President and General Manager – Natural Gas and Power of our parent since May 2013. Prior to joining our parent, Mr. Metzler was Senior Vice President of Origination and Trading for Tenaska Marketing Ventures, spending nearly 20 years helping to build the company from its start up. Prior to Tenaska, Mr. Metzler spent five years with Aquila Energy Marking as their Director of Marketing and Trading. Mr. Metzler holds a Bachelor of Business Administration degree in Management and Marketing from the University of Nebraska - Omaha.

Patrick C. Eilers. Patrick Eilers was appointed a member of the board of directors of our general partner in June 2015 and serves as chairman of the board, chairman of the conflicts committee and a member of the audit committee. Mr. Eilers has served as a director of the general partner of Magellan Midstream Partners, L.P. (Magellan) since 2003, serving on the Audit and Nominating & Governance Committees, and has been an independent director of Magellan’s general partner since 2009. He served as a director of the general partner of Magellan Midstream Holdings, L.P. from 2003 until 2009. Mr. Eilers serves as a consultant to and was previously a Managing Director of Madison Dearborn Partners, LLC, a private equity firm, overseeing the firm’s energy, power and chemicals practice from 2006 to 2015. In August 2014, Mr. Eilers took a sabbatical from Madison Dearborn to join the football coaching staff at the University of Notre Dame. Prior to joining Madison Dearborn Partners in 1999, he served as a Director with Jordan Industries, Inc., a private holding company, and as an Associate with IAI Venture Capital, Inc., a venture capital firm. He also played professional football with the Chicago Bears, the Washington Redskins and the Minnesota Vikings from 1990 to 1995. Mr. Eilers received a master’s degree in Business Administration from the Northwestern University’s J.L. Kellogg Graduate School of Management and a Bachelor of Science degree in both Biology and Mechanical Engineering from the University of Notre Dame. Mr. Eilers is qualified to serve on our general partner’s board of directors because of his financial and private equity experience with a variety of industries.

Clayton E. Killinger. Clayton Killinger was appointed a member of the board of directors of our general partner in August 2015 and serves as chairman of the audit committee and as a member of the conflicts committee. Mr. Killinger has served as a director of the general partner of CrossAmerica Partners LP since October 2014. He joined CST Brands, Inc. in January 2013, currently serving as Executive Vice President and Chief Financial Officer. He was also named Executive Vice President and Chief Financial Officer of CrossAmerica Partners LP in March 2015. Previous to these positions, Mr. Killinger spent eleven years at Valero Energy Corporation, most recently as the Senior Vice President and Controller. Prior to his employment at Valero, he was an audit partner at Arthur Andersen LLP. Mr. Killinger is a certified public accountant, with his Bachelor of Business Administration in Accounting from the University of Texas at San Antonio, where he graduated

Summa Cum Laude. Mr. Killinger is qualified to serve on our general partner’s board of directors because of his financial and master limited partnership experience within the energy industry.

Board of Directors Leadership Structure

The board of directors of our general partner has no policy with respect to the separation of the offices of chairman of the board of directors and chief executive officer. Instead, that relationship is defined and governed by the limited liability company agreement of our general partner, which permits the same person to hold both offices. Directors of the board of directors of our general partner are designated or elected by our parent. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement.

Board of Directors Role in Risk Oversight

Our corporate governance guidelines provide the board of directors of our general partner is responsible for reviewing the process for assessing the major risks facing us and the options for their mitigation. This responsibility is largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our registered public accounting firm our major risk exposures and the policies management has implemented to monitor such exposures, including our financial risk exposures and risk management policies.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our general partner's officers and directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2015 (no Forms 5, or any amendments, were filed with respect to 2015), all required report filings by our (or our general partner's) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.

Code of Ethics

The board of directors of our general partner has adopted a code of ethics which sets forth the partnership’s policy with respect to business ethics and conflicts of interest. The code of ethics is intended to ensure that the employees, officers and directors of the partnership conduct business with the highest standards of integrity and in compliance with all applicable laws and regulations. It applies to any employees, officers and directors of the partnership, including its principal executive officer, principal financial officer and controller, or persons performing similar functions. The code of ethics also incorporates expectations of the senior financial officers that enable us to provide accurate and timely disclosure in our filings with the SEC and other public communications. The code of ethics is publicly available on our website under the "Corporate Governance" subsection of the Investors section at www.greenplainspartners.com and is also available free of charge on request to the Secretary at the Omaha office address given under the "Contact" section on our website.

Item 11.  Executive Compensation.

Overview – Compensation Decisions and Allocation of Compensation Expenses

Neither the partnership nor the general partner employ any of the persons responsible for managing our business. Our general partner does not have a compensation committee. Our general partner, under the direction of its board of directors, is responsible for managing our operations and for obtaining the services of the employees that operate our business.

The compensation payable to the officers of our general partner, who are employees of our parent, is paid by our parent.  Our general partner and the operating subsidiaries entered into an operational services and secondment agreement with our parent and Green Plains Trade pursuant to which, among other matters:

•	our parent has made available to our general partner the services of the employees who serve as the executive officers of our general partner; and
•	our general partner is obligated to reimburse our parent for a specified portion of the costs that our parent incurs in providing compensation and benefits to such employees of our parent.

For 2014 and all prior periods, no amounts of compensation for the executive officers of our general partner were separately allocated to our business. After completion of the IPO,  the executive officers of our general partner perform services unrelated to our business for our parent and its affiliates and will not receive any separate amounts of compensation for their services to us or our general partner. For 2014 and 2015, each of the executive officers of our general partner devoted substantially less than a majority of his working time to matters relating to our ethanol and fuel storage assets, terminal and transportation assets. As a result, we do not believe the compensation that the executive officers of our general partner receive in relation to the services they perform with respect to our ethanol storage assets, terminal and transportation assets would comprise a material amount of their total compensation.

Our named executive officers are:

•	Todd Becker – President and Chief Executive Officer
•	Jerry Peters – Chief Financial Officer
•	Michelle Mapes – Executive Vice President – General Counsel and Corporate Secretary

The NEOs of our general partner and all other personnel necessary for our business to function are employed and compensated by our parent. We are responsible for paying the long-term incentive compensation expense associated with our LTIP described below. The NEOs continue to participate in employee benefit plans and arrangements sponsored by our parent, including plans that may be established in the future. Our general partner has not entered into any employment agreements with any of its executive officers. There was no compensation in any form paid to or earned by any executive officer of our general partner in 2015. All compensation was paid by our parent and allocated to the partnership through our corporate allocation process.

Our parent provides compensation to its executives in the form of base salaries, annual cash bonuses and stock incentive awards under our parent’s long-term equity incentive plan.

2015 Executive Compensation Summary

The following table provides certain compensation information for our NEOs for the year ended December 31, 2015:

Name and principal position	Year	Salary ($) (1)	Stock awards ($) (1)	Non-equity incentive plan comp. ($) (1)(2)	All other comp. ($) (1)	Total ($)
Todd Becker President and Chief Executive Officer	2015	11,350	-	32,428	-	43,778
Jerry Peters Chief Financial Officer	2015	6,486	-	5,188	-	11,674
Michelle Mapes Executive Vice President - General Counsel and Corporate Secretary	2015	5,945	-	4,756	-	10,701

(1) The amounts shown above reflect compensation allocated to us from our parent for the period presented. Per our omnibus agreement, a percentage allocation of 4.32% is applied to compensation after July 1, 2015.

(2) Columns for “Bonus,” which relates to discretionary cash bonuses that are not part of a short-term incentive plan, and “Option awards” have been omitted from this table because no compensation is reportable thereunder. “Non-equity incentive plan compensation” amounts were paid pursuant to our parent’s Umbrella STIP and included as part of the compensation allocation.

Outstanding Equity Awards at Year-End

There were no outstanding equity awards to our NEOs as of December 31, 2015.

Our Long-Term Incentive Plan

Our general partner adopted our LTIP for officers, directors and employees of our general partner or its affiliates, and any consultants, affiliates of our general partner or other individuals who perform services for us. Our general partner may issue long-term equity based awards under the plan to our executive officers and other service providers. These awards are intended to compensate the recipients based on the performance of our common units and the recipient’s continued service during the vesting period, as well as to align recipients’ long-term interests with those of our unitholders. The plan is administered by the board of directors of our general partner or any committee thereof that may be established for such purpose or to which the board of directors or such committee may delegate such authority, subject to applicable law. All determinations with respect to awards to be made under our LTIP are made by the plan administrator and we are responsible for the cost of awards granted under our LTIP. The following description summarizes the terms of our LTIP, but this summary does not purport to be a complete description of all of the provisions of our LTIP.

General.  Our LTIP provides for the grant, from time to time at the discretion of the plan administrator or any delegate thereof, subject to applicable law, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. The purpose of awards under our LTIP is to provide additional incentive compensation to employees and any other individuals providing services to us, and to align the economic interests of such employees and individuals with the interests of our unitholders. The plan administrator may grant awards under our LTIP to reward the achievement of individual or partnership performance goals; however, no specific performance goals that might be utilized for this purpose have yet been determined. In addition, the plan administrator may grant awards under our LTIP without regard to performance factors or conditions. Our LTIP will limit the number of units that may be delivered pursuant to vested awards to 2,500,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards.

Restricted Units and Phantom Units. A restricted unit is a common unit that is subject to forfeiture. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or on a deferred basis upon specified future dates or events or, in the discretion of the plan administrator, cash equal to the fair market value of a common unit. The plan administrator of our LTIP may make grants of restricted and phantom units under our LTIP that contain such terms, consistent with our LTIP, as the plan administrator may determine are appropriate, including the period over which restricted or phantom units will vest. The plan administrator may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria or upon a change in control (as defined in our LTIP) or as otherwise described in an award agreement.

Distributions made by us with respect to awards of restricted units may be subject to the same vesting requirements as the restricted units.

Distribution Equivalent Rights. The plan administrator, in its discretion, may also grant distribution equivalent rights, either as standalone awards or in tandem with other awards. Distribution equivalent rights are rights to receive an amount in cash, restricted units or phantom units equal to all or a portion of the cash distributions made on units during the period an award remains outstanding.

Unit Options and Unit Appreciation Rights. Our LTIP also permits the grant of options and appreciation rights covering common units. Unit options represent the right to purchase a number of common units at a specified exercise price. Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units. Unit options and unit appreciation rights may be granted to such eligible individuals and with such terms as the plan administrator may determine, consistent with our LTIP; however, a unit option or unit appreciation right must have an exercise price equal to at least the fair market value of a common unit on the date of grant.

Unit Awards. Awards covering common units may be granted under our LTIP with such terms and conditions, including restrictions on transferability, as the administrator of our LTIP may establish.

Profits Interest Units. Awards granted to grantees who are partners, or granted to grantees in anticipation of the grantee becoming a partner or granted as otherwise determined by the administrator, may consist of profits interest units. The administrator will determine the applicable vesting dates, conditions to vesting and restrictions on transferability and any other restrictions for profits interest awards.

Other Unit-Based Awards. Our LTIP may also permit the grant of other unit-based awards, which are awards that, in whole or in part, are valued or based on or related to the value of a common unit. The vesting of other unit-based awards may be based on a participant’s continued service, the achievement of performance criteria or other measures. On vesting or on a deferred basis upon specified future dates or events, other unit-based awards may be paid in cash and/or in units (including restricted units), or any combination thereof as the plan administrator may determine.

Source of Common Units. Common units to be delivered with respect to awards may be newly issued units, common units acquired by us or our general partner in the open market, common units already owned by our general partner or us, common units acquired by our general partner directly from us or any other person or any combination of the foregoing.

Anti-Dilution Adjustments and Change in Control. If an “equity restructuring” event occurs that could result in an additional compensation expense under applicable accounting standards if adjustments to awards under our LTIP with respect to such event were discretionary, the plan administrator will equitably adjust the number and type of units covered by each outstanding award and the terms and conditions of such award to equitably reflect the restructuring event and will adjust the number and type of units with respect to which future awards may be granted under our LTIP. With respect to other similar events, including, for example, a combination or exchange of units, a merger or consolidation or an extraordinary distribution of our assets to unitholders, that would not result in an accounting charge if adjustment to awards were discretionary, the plan administrator shall have discretion to adjust awards in the manner it deems appropriate and to make equitable adjustments, if any, with respect to the number of units available under our LTIP and the kind of units or other securities available for grant under our LTIP. Furthermore, upon any such event, including a change in control of us or our general partner, or a change in any law or regulation affecting our LTIP or outstanding awards or any relevant change in accounting principles, the plan administrator will generally have discretion to (i) accelerate the time of exercisability or vesting or payment of an award, (ii) require awards to be surrendered in exchange for a cash payment or substitute other rights or property for the award, (iii) provide for the award to assumed by a successor or one of its affiliates, with appropriate adjustments thereto, (iv) cancel unvested awards without payment or (v) make other adjustments to awards as the administrator deems appropriate to reflect the applicable transaction or event.

Termination of Service. The consequences of the termination of a grantee’s employment, membership on our general partner’s board of directors or other service arrangement will generally be determined by the plan administrator in the terms of the relevant award agreement.

Amendment or Termination of Long-Term Incentive Plan. The plan administrator, at its discretion, may terminate our LTIP at any time with respect to the common units for which a grant has not previously been made. The plan administrator also has the right to alter or amend our LTIP or any part of it from time to time or to amend any outstanding award made under our LTIP, provided that no change in any outstanding award may be made that would materially impair the vested rights of the participant without the consent of the affected participant or result in taxation to the participant under Section 409A of the Code.

Compensation Consultants

The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2015.

Insider Trading Policy

Our board of directors has adopted an insider trading policy both to satisfy the partnership’s obligation to prevent insider trading and to help partnership insiders avoid the severe consequences associated with violations of insider trading laws. As the partnership has worked diligently over the years to establish a reputation for integrity and ethical conduct, this policy is also intended to prevent even the appearance of improper conduct on the part of anyone associated with the partnership.

No director, officer or employee of the partnership who is aware of material nonpublic information relating to the partnership may, directly or through family members or other persons or entities, (a) buy or sell securities of the partnership (other than pursuant to a pre-approved trading plan that complies with SEC Rule 10b5-1), or engage in any other action to take personal advantage of that information, or (b) pass that information on to others outside the partnership, including family and friends. In addition, no director, officer or other employee of the partnership who, in the course of working for the partnership, learns of material nonpublic information about a company with which the partnership does business, including a customer or supplier of the partnership, may trade in that company’s securities until the information becomes public or is no longer material.

Certain forms of hedging or monetization transactions allow an employee to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock. These transactions allow the director, officer or employee to continue to own the covered securities, but without the full risks and rewards of ownership. When that occurs, the director, officer or employee may no longer have the same objectives as the partnership’s other unitholders. Any person wishing to enter into such an arrangement must first pre-clear the proposed transaction with the partnership’s Chief Executive Officer or his designee.

Securities held in a margin account may be sold by the broker without the customer’s consent if the customer fails to meet a margin call. Similarly, securities pledged or hypothecated as collateral for a loan may be sold in foreclosure if the borrower defaults on the loan. Because a margin sale or foreclosure sale may occur at a time when the pledgor is aware of material nonpublic information or otherwise is not permitted to trade in partnership securities, directors, officers and other employees who are aware of material nonpublic information relating to the partnership are prohibited from holding partnership securities in a margin account or pledging partnership securities as collateral for a loan. An exception to this prohibition may be granted where a person wishes to pledge partnership securities as collateral for a loan, not including margin debt, and clearly demonstrates the financial capacity to repay the loan without resort to the pledged securities. Any person who wishes to pledge partnership securities as collateral for a loan must submit a request for approval to the partnership’s Chief Executive Officer or his designee at least two weeks prior to the proposed execution of documents evidencing the proposed pledge.

The partnership has applied and interpreted the insider trading policy that hedging and pledging transactions are not permitted, without approval, and approval is not easily achieved or given out just because it was requested. To date, our parent has never approved hedging, and it has allowed just three directors, with one being a past director, to pledge, only after they had demonstrated the necessary financial capacity.

Compensation of Our Directors

Our general partner adopted a director compensation policy, which states directors who are not officers, employees or paid consultants or advisors of us or our general partner receive a combination of cash and restricted common unit grants as compensation for attending meetings of the board of directors of our general partner and any committees meetings as follows:

•	annual cash compensation of $60,000 per year, paid quarterly;
•	audit committee chair: additional cash compensation of $10,000 per year, paid quarterly;
•	conflicts committee chair: additional cash compensation of $5,000 per year, paid quarterly; and
•	annual grant of $80,000 of common units under our LTIP, which vest one year from the grant date.

Directors also receive reimbursement for out-of-pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage. Officers, employees or paid consultants or advisors of us or our general partner or its affiliates who also serve as directors do not receive additional compensation for their service as directors. All directors will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table reflects all compensation granted to each independent director during 2015:

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Patrick C. Eilers	36,346	80,000	-	116,346
Clayton E. Killinger	27,285	71,007	-	98,292

(1) The annual cash fees for independent directors’ board of directors and committee service for 2015 were prorated based on the date each board member was appointed. Mr. Eilers was appointed in June 2015, and Mr. Killinger was appointed in August 2015.

(2) On August 11, 2015, each independent board member received a grant of restricted common units representing his annual restricted common unit grant of $80,000, with the number of common units awarded to Mr. Eilers, who was already serving as a director at the time of the IPO, calculated based on the public offering common unit price of $15.00, and the number of common units awarded to Mr. Killinger calculated based on the common unit market price on August 11, 2015, the date he became a director of the partnership. As of December 31, 2015, this annual restricted common unit award was the only outstanding award for each independent director.

(3) The amounts shown in this column represent the aggregate grant date fair value, as determined in accordance with ASC 718, Compensation – Stock Compensation, without regard to potential forfeitures. These restricted common units will vest on July 1, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our units as of February 12, 2016, held by (i) beneficial owners of 5% or more of the units, (ii) each director and named executive officer of our general partner, and (iii) all director and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 12, 2016, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of units beneficially owned is based on a total of 15,899,731 common units and 15,889,642 subordinated units outstanding as of February 12, 2016.

	Green Plains Partners LP					Green Plains Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Todd A. Becker	57,556	*	-	-	*	808,343	2.1%
Jerry L. Peters	15,000	*	-	-	*	144,877	*
Jeffrey S. Briggs	-	-	-	-	-	215,990	*
George P. (Patrich) Simpkins	5,000	*	-	-	*	96,848	*
Carl S. (Steve) Bleyl	5,000	*	-	-	*	147,402	*
Mark A. Hudak	5,000	*	-	-	*	38,927	*
Paul E. Kolomaya	1,500	*	-	-	*	82,816	*
Michelle S. Mapes	25,500	*	-	-	*	62,114	*
Walter S. Cronin	-	-	-	-	-	50,974	*
Michael A. Metzler	2,500	*	-	-	*	58,379	*
Patrick C. Eilers (3)	13,033	*	-	-	*
Clayton E. Killinger	15,856	*	-	-	*
All Directors and Executive Officers as a group (12 persons)	145,945

Other 5% or more unitholders:
Green Plains Inc. (2)	4,389,642	27.6%	15,889,642	100.0%	63.8%
Tourbillon Capital Partners, LP (4)	2,362,466	14.9%	-	-	7.4%
Morgan Stanley Investment Management Inc. (US) (5)	1,990,471	12.5%	-	-	6.3%
Balyasny Asset Management LP (4)	1,000,000	6.3%	-	-	3.1%
Harvest Capital Strategies LLC (5)	968,602	6.1%	-	-	3.0%

* Less than 1%

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the partnership.

(2) Includes common units and subordinated units beneficially owned by our parent, which is publicly traded and managed by a separate nine-person board of directors.

(3) Includes 7,700 units held by the Patrick C. Eilers Revocable Trust.

(4)  Based on the amount reported in the respective Schedule 13G filing, as follows:

i.	Tourbillon Capital Partners LP Schedule 13G filed on July 7, 2015. Shares are beneficially owned with sole voting power and the power to dispose over none of the shares.
ii.	Balyasny Asset Management LP Schedule 13G filed on July 7, 2015. Shares are beneficially owned with sole voting power and the power to dispose over all of the shares.

(5) Based on the amount reported according to Nasdaq.com as of February 12, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The board of directors of the general partner adopted our LTIP in connection with the IPO. Our LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The following table provides information as of December 31, 2015, with respect to the partnership’s common units that may be issued under our LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column
Equity compensation plans approved by security holders	10,089	$ 14.93	2,489,911
Equity compensation plans not approved by security holders	-	-	-
Total	10,089	$ 14.93	2,489,911

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of February 12, 2016, our parent owns 4,389,642 common units and 15,889,642 subordinated units, representing a 62.5% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.

Distributions and Payments to Our General Partner and Its Affiliates

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the formation, ongoing operation, and liquidation of Green Plains Partners LP. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Formation/Offering Stage

The consideration received by our general partner and its affiliates prior to or in connection with the IPO for the contribution of the assets and liabilities to us consisted of the following:

•	4,389,642 common units;
•	15,889,642 subordinated units;
•	a 2% general partner interest in us;
•	a distribution of approximately $155.3 million from the proceeds of the IPO; and
•	the incentive distribution rights.

Operational Stage

Distributions of available cash to our general partner and its affiliates.    We will generally make cash distributions to the unitholders, pro rata, including our parent, as holder of an aggregate of 4,389,642 common units and 15,889,642 subordinated units. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48% (in addition to distributions paid on its 2% general partner interest) of the distributions above the highest target distribution level.

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner will receive an annual distribution of approximately $1.0 million on the 2% general partner interest and our parent will receive $32.4 million on their common units and subordinated units.

Payments to our general partner and its affiliates.    Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified in the operational services and secondment agreement and omnibus agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement.

Under our operational services and secondment agreement, our general partner reimburses our parent for the secondment to our general partner of certain employees who serve management, maintenance and operational functions in support of our operations and reimburses Green Plains for the provision of those personnel, including with respect to routine and emergency maintenance and repair services, routine operational activities, routine administrative services and such other services as we and Green Plains may mutually agree upon from time to time. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not be subject to any caps or other limits.

Under our omnibus agreement, we reimburse our parent for all reasonable direct and indirect costs and expenses incurred by our parent and its affiliates in connection with the provision of for certain general and administrative services, such as treasury, accounting and legal services. These services are consistent in nature and quality to the services of such type previously provided by our parent in connection with our assets.

Withdrawal or removed of our general partner.    If our general partner withdraws or is removed, its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, for an amount equal to the fair market value of such interests.

Liquidation Stage

Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with Affiliates in Connection with the IPO

We have various agreements with certain affiliates, as described below. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm's-length negotiations. For the agreements in their entirety and additional information, please refer to the current report on Form 8-K filed with the SEC on July 6, 2015, and Note 15 – Related Party Transactions to the consolidated financial statements in this report.

Omnibus Agreement

In connection with the IPO, the partnership entered into an omnibus agreement with Green Plains and its affiliates which addresses:

•

the partnership’s obligation to reimburse Green Plains for direct or allocated costs and expenses incurred by Green Plains for general and administrative services (in addition to expenses incurred by the general partner and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of the Green Plains Partners LP, or the partnership agreement);

•

the prohibition of Green Plains and its subsidiaries from owning, operating or investing in any business that owns or operates fuel terminals or fuel transportation assets in the United States, subject to exceptions;

•	the partnership’s right of first offer to acquire assets if Green Plains decides to sell them for up to five years from the consummation of the IPO;
•	a nontransferable, nonexclusive, royalty-free license to use the Green Plains trademark and name;
•	the allocation of taxes among the parent, the partnership and its affiliates and the parent’s preparation and filing of tax returns; and
•

an indemnity by Green Plains for environmental and other liabilities, the partnership’s obligation to indemnify Green Plains and its subsidiaries for events and conditions associated with the operation of partnership assets that occur after the closing of the IPO, and for environmental liabilities related to partnership assets to the extent Green Plains is not required to indemnify the partnership.

If Green Plains or its affiliates cease to control the general partner, then either Green Plains or the partnership may terminate the omnibus agreement, provided that (i) the indemnification obligations of the parties survive according to their respective terms; and (ii) Green Plains’ obligation to reimburse the partnership for operational failures survives according to its terms.

Effective January 1, 2016, the omnibus agreement was amended in connection with the acquisition of certain storage and lease railcar assets located in Hereford, Texas and Hopewell, Virginia. We entered into an amendment to the omnibus agreement with our parent, our general partner, and Green Plains Operating Company that provides for our obligation to reimburse our parent for certain direct or allocated costs and expenses incurred by our parent in providing general and administrative services in connection with assets acquired or developed by the us from time to time, which includes these assets.

Contribution, Conveyance and Assumption Agreement

On July 1, 2015, in connection with the IPO, the partnership entered into a contribution, conveyance and assumption agreement, or the contribution agreement, with the general partner, Green Plains, Green Plains Operating Company, Green Plains Obion, and Green Plains Trucking, and the following transactions, among others, occurred concurrently with the closing of the IPO:

•

Green Plains conveyed its 2.25% limited liability interest in Green Plains Operating Company to the general partner, which the general partner then conveyed to the partnership in exchange for the general partner interest and all of the limited partner interests in the partnership classified as incentive distribution rights under the partnership agreement;

•	Green Plains conveyed its remaining 97.75% limited liability interest in Green Plains Operating Company to the partnership in exchange for 3,629,982 common units and 13,139,822 subordinated units;
•	Green Plains Obion conveyed its 10.32% limited liability interest in Green Plains Ethanol Storage to the partnership in exchange for 649,705 common units and 2,351,806 subordinated units; and
•	Green Plains Trucking conveyed its 100% interest in Green Plains Trucking II to the partnership in exchange for 109,955 common units and 398,014 subordinated units.

Subsequent to the IPO, Green Plains Obion and Green Plains Trucking conveyed their interest in the partnership to Green Plains.

Operating Services and Secondment Agreement

In connection with the IPO, the general partner entered into an operational services and secondment agreement with Green Plains. Under the terms of the agreement, Green Plains seconds employees to the general partner to provide management, maintenance and operational functions for the partnership, including regulatory matters, health, environment, safety and security programs, operational services, emergency response, employees training, finance and administration, human resources, business operations and planning. The seconded personnel are under the direct management and supervision of the general partner.

The general partner reimburses the parent for the cost of the seconded employees, including wages and benefits. If a seconded employee does not devote 100% of his or her time providing services to the general partner, the general partner reimburses the parent for a prorated portion of the employee’s overall wages and benefits based on the percentage of time the employee spent working for the general partner. The parent bills the general partner monthly in arrears for services provided during the prior month. Payment is due within 10 days of the general partner’s receipt of the invoice.

Under the operational services and secondment agreement, our parent will indemnify us from any claims, losses or liabilities incurred by us, including third-party claims, arising from their performance of the operational services secondment agreement; provided, however, our parent will not be obligated to indemnify us for any claims, losses or liabilities arising out of our gross negligence, willful misconduct or bad faith with respect to any services provided under the operational services and secondment agreement.

Effective January 1, 2016, the operational services and secondment agreement was amended in connection with the acquisition of certain storage and lease railcar assets located in Hereford, Texas and Hopewell, Virginia. Our general partner entered into an amendment to the operational services and secondment agreement with our parent which states our parent will second certain employees to our general partner to provide management, maintenance and operational functions with respect to the assets. The provided functions will be substantially similar to the management, maintenance and operational functions previously provided under the operational services and secondment agreement.

Commercial Agreements

In connection with the IPO, the partnership entered into various fee-based commercial agreements with Green Plains Trade, including:

•	10-year storage and throughput agreement;
•	6-year rail transportation services agreement; and
•	1-year fee-based trucking transportation agreement.

The partnership also assumed:

•	2.5-year terminal services agreement for our Birmingham, Alabama unit train terminal; and
•	various other terminal services agreements for our other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput agreement and terminal services agreements, including the terminal services agreement for the Birmingham facility, are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay capacity commitments. All of the commercial agreements with Green Plains Trade include provisions that permit Green Plains Trade to suspend, reduce or terminate its obligations under the applicable commercial agreement if certain events occur, including a material breach of the applicable commercial agreement by the partnership, force majeure events that prevent the partnership or Green Plains Trade from performing the respective obligations under the applicable commercial agreement, and not being available to Green Plains Trade for any reason other than action or inaction by Green Plains Trade. If Green Plains Trade reduces its minimum commitment under the commercial agreements, Green Plains Trade is required to pay fees on the revised minimum commitments only.

Effective January 1, 2016, the storage and throughput agreement and rail transportation services agreements were amended in connection with the acquisition of certain storage and lease railcar assets located in Hereford, Texas and Hopewell, Virginia. Under the amendments, Green Plains Trade is obligated to throughput a minimum of 246.5 mmg per calendar quarter (previously 212.5 mmg) of product at the partnership’s facilities and Green Plains Logistics agreed to an increase in the minimum capacity commitment of 6.7 mmg, to  an aggregate of 76.3 mmg with Green Plains Trade.

Procedures for Review, Approval and Ratification of Related Person Transactions

The board of directors of our general partner adopted a related party transactions policy in connection with the closing of the IPO that provides the board of directors of our general partner or its authorized committee will review on at least a quarterly basis all related person transactions that are required to be disclosed under SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the board of directors of our general partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the code of business conduct and ethics will provide that our management will make all reasonable efforts to cancel or annul the transaction.

The related party transactions policy provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the board of directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (1) whether there is an appropriate business justification for the transaction; (2) the benefits that accrue to us as a result of the transaction; (3) the terms available to unrelated third parties entering into similar transactions; (4) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, unitholder, member or executive officer); (5) the availability of other sources for comparable products or services; (6) whether it is a single transaction or a series of ongoing, related transactions; and (7) whether entering into the transaction would be consistent with the code of business conduct and ethics.

If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors of our general partner in accordance with the provisions of our partnership agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by a conflicts committee meeting the definitional requirements for such a committee under our partnership agreement.

The information required by Item 407(a) of Regulation S-K is included in Item 10 – Directors, Executive Officers and Corporate Governance of this report.

Item 14.  Principal Accounting Fees and Services.

For the years ended December 31, 2015 and 2014, KPMG LLP was our independent auditor. The following table sets forth aggregate fees billed to us for the year ended December 31, 2015:

Year Ended December 31,
2015
Audit fees	$397,868
Audit-related fees	-
Tax fees	-
All other fees	-
Total	$397,868

Audit fees paid for the services of KPMG during 2015 include professional services rendered for the annual audit of our consolidated financial statements, quarterly reviews of our consolidated financial statements, reviews of other partnership filings with the SEC, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

Pre-Approval of Audit and Non-Audit Services

We have adopted policies and procedures for pre-approval of all audit and non-audit services to be provided by our independent auditor. It is our policy that the audit committee pre-approve all audit, tax and other non-audit services. A proposal for audit or non-audit services must include a description and purpose of the services, estimated fees and other terms of the services. To the extent a proposal relates to non-audit services, a determination that such services qualify as permitted non-audit services and an explanation as to why the provision of such services would not impair the independence of the independent auditor are also required.

All services provided by KPMG during the year ended December 31, 2015, were approved in advance by our audit committee. The audit committee has considered whether the provision of the services performed by our principal accountant is compatible with maintaining the principal accountant’s independence.

Part IV

Item 15.  Exhibits, Financial Statement Schedules.

(1) Financial Statements. The following consolidated financial statements and notes are filed as part of this report.

(2) Financial Statement Schedules. All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes.

(3) Exhibits. The following exhibits are incorporated by reference, filed or furnished as part of this report.

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

10.3(a)

Omnibus Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.3(b)	First Amendment to the Omnibus Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC.
10.4(a)

Operational Services and Secondment Agreement, dated July 1, 2015, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.4(b)	Amendment No. 1 to the Operational Services and Secondment Agreement, dated January 1, 2016, by and between Green Plains Inc. and Green Plains Holdings LLC.
10.5

Rail Transportation Services Agreement, dated July 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.6(a)

Ethanol Storage and Throughput Agreement, dated July 1, 2015, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.6(b)	Amendment No. 1 to the Ethanol Storage and Throughput Agreement, dated January 1, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC.

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
10.9

Asset Purchase Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Hereford LLC, Green Plains Hopewell LLC, Green Plains Holdings LLC, Green Plains Partners LP, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC and Green Plains Logistics LLC.

21.1	Schedule of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Partners LP Annual Report on Form 10-K for the annual period ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

 * Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: February 18, 2016	GREEN PLAINS PARTNERS LP (Registrant) By: Green Plains Holdings LLC, its general partner By: /s/ Todd A. Becker _ Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer	February 18, 2016
Todd A. Becker	(Principal Executive Officer) and Director

/s/ Jerry L. Peters	Chief Financial Officer	February 18, 2016
Jerry L. Peters	(Principal Financial Officer) and Director

/s/ Jeffrey S. Briggs	Chief Operating Officer	February 18, 2016
Jeffrey S. Briggs	and Director

/s/ George P. Simpkins	Chief Development and Risk Officer	February 18, 2016
George P. Simpkins	and Director

/s/ Patrick C. Eilers	Director and Chairman	February 18, 2016
Patrick C. Eilers

/s/ Clayton E. Killinger	Director	February 18, 2016
Clayton E. Killinger

Report of Independent Registered Public Accounting Firm

The Board of Directors of

Green Plains Holdings LLC, the general partner of Green Plains Partners LP

and

Unitholders of Green Plains Partners LP

We have audited the accompanying consolidated balance sheets of Green Plains Partners LP and subsidiaries (the partnership) as of December 31, 2015 and 2014, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Plains Partners LP and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the partnership recognized the assets and liabilities transferred on July 1, 2015, at the parent’s historical cost basis.  Such assets and liabilities and the associated expenses are reflected retroactively.

/s/ KPMG LLP

Omaha, Nebraska

February 18, 2016

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31,
	2015	2014

ASSETS
Current assets
Cash and cash equivalents	$16,385	$5,705
Accounts receivable, net of allowances of $0 and $6, respectively	566	484
Accounts receivable from affiliates	14,347	3,367
Prepaid expenses and other	2,621	2,480
Total current assets	33,919	12,036

Property and equipment, net	35,415	37,926
Goodwill	10,598	10,598
Note receivable	8,100	8,100
Other assets	1,442	2,320
Deferred income taxes	77	9,012
Total assets	$89,551	$79,992

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$9,699	$293
Accounts payable to affiliates	1,538	578
Accrued and other liabilities	2,366	810
Total current liabilities	13,603	1,681

Long-term debt	8,100	8,100
Deferred lease liability	349	329
Asset retirement obligations	1,660	2,015
Other liabilities	328	560
Total liabilities	24,040	12,685

Partners' capital
Net investment - MLP predecessor	-	67,307
Common unitholders - public (11,510,089 units issued and outstanding)	161,079	-
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(21,088)	-
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(76,334)	-
General partner interests	1,854	-
Total partners' capital	65,511	67,307
Total liabilities and partners' capital	$89,551	$79,992

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,

	2015	2014	2013
Revenues
Affiliate	$42,549	$4,359	$3,853
Non-affiliate	8,388	8,484	7,179
Total revenues	50,937	12,843	11,032
Operating expenses
Operations and maintenance	29,369	26,424	17,854
General and administrative	3,114	1,403	1,402
Depreciation and amortization	5,787	5,544	3,572
Total operating expenses	38,270	33,371	22,828
Operating income (loss)	12,667	(20,528)	(11,796)
Other income (expense)
Interest income	86	75	49
Interest expense	(381)	(138)	(768)
Total other expense	(295)	(63)	(719)
Income (loss) before income tax benefit	12,372	(20,591)	(12,515)
Income tax benefit	(4,009)	(7,758)	(4,705)
Net income (loss)	16,381	(12,833)	(7,810)
Net loss attributable to MLP predecessor	(6,628)	(12,833)	(7,810)
Net income attributable to the partnership	$23,009	$-	$-

Net income attributable to partners' ownership interest
General partner	$460
Limited partners - common unitholders	11,278
Limited partners - subordinated unitholders	11,271

Earnings per limited partner unit (basic and diluted):
Common units	$0.71
Subordinated units	$0.71
Weighted average limited partner units outstanding (basic and diluted):
Common units	15,897
Subordinated units	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

		Partners' Capital
		Limited Partners
	Membership	Common Units-	Common Units-	Subordinated Units-	General
	Interests	Public	Green Plains	Green Plains	Partner	Total
Balance, December 31, 2012	$31,823	$-	$-	$-	$-	$31,823
Net income (loss)	(7,810)	-	-	-	-	(7,810)
Debt converted to equity	13,890	-	-	-	-	13,890
Member contributions, net	21,348	-	-	-	-	21,348
Balance, December 31, 2013	59,251	-	-	-	-	59,251
Net income (loss)	(12,833)	-	-	-	-	(12,833)
Member contributions, net	20,889	-	-	-	-	20,889
Balance, December 31, 2014	67,307	-	-	-	-	67,307
Net loss, January 1, 2015 through June 30, 2015	(6,628)	-	-	-	-	(6,628)
Member contributions, net	7,890	-	-	-	-	7,890
Allocation of MLP predecessor net investment to partners' capital	(68,569)	-	14,382	52,062	2,125	-
Elimination of MLP predecessor income taxes	-	-	(3,212)	(11,627)	(475)	(15,314)
Proceeds from IPO, net of discounts, structuring fees, and other IPO expenses	-	157,452	-	-	-	157,452
Cash distribution to Green Plains related to IPO	-		(33,616)	(121,684)	-	(155,300)
Quarterly cash distribution to unitholders	-	(4,604)	(1,756)	(6,356)	(259)	(12,975)
Net income, July 1, 2015 through December 31, 2015	-	8,164	3,114	11,271	460	23,009
Unit-based compensation, including general partner contribution	-	67	-	-	3	70
Balance, December 31, 2015	$-	$161,079	$(21,088)	$(76,334)	$1,854	$65,511

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$16,381	$(12,833)	$(7,810)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	5,787	5,544	3,572
Accretion	199	173	170
Amortization of debt issuance costs	134	46	24
Deferred income taxes	(4,076)	(7,360)	(4,255)
Other	67	(20)	35
Changes in operating assets and liabilities:
Accounts receivable	(82)	465	(116)
Accounts receivable from affiliates	(13,283)	(1,024)	(461)
Prepaid expenses and other assets	(404)	30	145
Accounts payable and accrued liabilities	10,962	(318)	(1,371)
Accounts payable to affiliates	960	(811)	(692)
Other	(682)	(233)	86
Net cash provided (used) by operating activities	15,963	(16,341)	(10,673)

Cash flows from investing activities
Purchases of property and equipment	(1,497)	(547)	(1,122)
Acquisition of business, net of cash acquired	-	-	(10,301)
Proceeds on disposal of assets, net	19	-	40
Receipt of grant	-	-	1,900
Net cash used by investing activities	(1,478)	(547)	(9,483)

Cash flows from financing activities
Proceeds from initial public offering, net	157,452	-	-
Payments of distributions	(168,275)	-	-
Payments of loan fees	(875)	-	(337)
Member contributions, net	7,893	20,889	23,522
Proceeds from issuance on long-term debt	-	-	8,100
Payments on long-term debt	-	-	(212)
Notes payable - affiliate	-	-	(1,466)
Note receivable			(8,100)
Net cash provided (used) by financing activities	(3,805)	20,889	21,507

Net change in cash and cash equivalents	10,680	4,001	1,351
Cash and cash equivalents, beginning of period	5,705	1,704	353
Cash and cash equivalents, end of period	$16,385	$5,705	$1,704

Supplemental disclosures of cash flow
Cash paid for income taxes	$1,006	$1,387	$-
Cash paid for interest	$173	$100	$737
Note payable with affiliate converted to equity	$-	$-	$13,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

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

On July 1, 2015, Green Plains Partners closed its IPO of common units representing limited partner interests of the partnership. Green Plains Holdings LLC, a wholly owned subsidiary of Green Plains Inc., serves as the general partner of the partnership. References to (i) “the general partner” and “Green Plains Holdings” refer to Green Plains Holdings LLC; (ii) “the parent” and “Green Plains” refer to Green Plains Inc.; and (iii) “Green Plains Trade” refers to Green Plains Trade Group LLC, a wholly owned subsidiary of Green Plains.

Consolidated Financial Statements

The consolidated financial statements, prepared in accordance with GAAP, include the accounts of the Green Plains Partners LP and its subsidiaries. All significant intercompany balances and transactions are eliminated on a consolidated basis for reporting purposes.

When transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer. The transferee’s prior period financial statements are recast for all periods its operations were part of the parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar, the partnership received the assets and liabilities of the ethanol storage and railcar assets contributed by its parent in a transfer between entities under common control. The partnership recognized the assets and liabilities transferred at the parent’s historical cost basis, which are reflected retroactively in the consolidated financial statements. Expenses related to these assets, such as depreciation, amortization and railcar lease expenses are also reflected retroactively. There are no revenues related to these assets reflected in the consolidated financial statements for periods before July 1, 2015, when the related commercial agreements became effective.

The MLP predecessor was a single member limited liability company, treated as a non-taxable disregarded entity in Green Plains’ federal and state income tax returns. For periods prior to the IPO, the consolidated financial statements reflect income taxes as if the MLP predecessor had filed separate federal and state tax returns.

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The partnership bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances. The partnership regularly evaluates the appropriateness of these estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including, but not limited to, those related to depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare the consolidated financial statements.

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.2 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenate for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of, the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include bank deposits.

Revenue Recognition

The partnership recognizes revenues when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; services have been rendered; the price is fixed and determinable; and collectability is reasonably assured.

The partnership derives revenues when product is delivered to the customer after volumes are transported through its ethanol storage tanks and fuel terminals, and transportation services are performed. The partnership generates a substantial portion of its revenues under fee-based commercial agreements with Green Plains Trade.

The partnership’s storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. The partnership’s rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay the partnership fees for these minimum commitments regardless of the actual volume, throughput or capacity used for transport. Payment related to volume that was not actually throughput by Green Plains Trade is applied as a credit toward volume in excess of the minimum volume commitment during any of the next four quarters, after which time unused credits expire. The partnership records a liability for deferred revenue in the amount of the credit that may be used in future periods and for any customer prepayments before the product is delivered. The partnership recognizes revenue and relieves the liability when throughput volumes exceed the minimum volume commitment or unused credits expire. As a result, a significant portion of the partnership’s revenues may be associated with cash collected during an earlier period that do not generate any cash during the current period.

Concentrations of Credit Risk

In the normal course of business, the partnership is exposed to credit risk resulting from the possibility a loss may occur due to failure of another party to perform according to the terms of a contract. The partnership provides fuel storage and transportation services for various parties with a significant portion of its revenues earned from Green Plains Trade. The partnership continually monitors its credit risk exposure and concentrations.

Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The partnership assesses the need for an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio. In assessing the required allowance, the partnership considers historical losses adjusted to take into account current market conditions and its customers’ financial condition, the amount of receivables in dispute, current receivables’ aging and current payment patterns. The partnership does not have any off-balance-sheet credit exposure related to its customers.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of these assets is generally computed using the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	10-40
Tanks and terminal equipment	15-40
Rail and rail equipment	10-22
Other machinery and equipment	5-7
Computer and software	3-5
Office furniture and equipment	5-7

Property and equipment is capitalized at cost. Land improvements are capitalized and depreciated. Expenditures for property betterments and renewals are capitalized. Costs of repairs and maintenance are charged to expense as incurred. The partnership periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its fixed assets.

Asset Retirement Obligations

The partnership records an ARO for the fair value of the estimated costs to retire a tangible long-lived asset in the period in which it is incurred if it can be reasonably estimated, which is subsequently adjusted for accretion expense. The corresponding asset retirement costs are capitalized as a long-lived asset and depreciated on a straight-line basis over the asset’s remaining useful life. The expected present value technique used to calculate the fair value of AROs includes assumptions about costs, settlement dates, interest accretion and inflation. Changes in assumptions, including the amount or timing of estimated cash flows, could result in increases or decreases to the AROs. The partnership’s AROs are based on legal obligations to perform remedial activity when certain machinery and equipment are disposed and operating leases expire.

Impairment of Long-Lived Assets

The partnership reviews its long-lived assets, currently consisting of property and equipment, for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of long-lived assets to measure impairment, including projections of future discounted cash flows. No impairment charges were recorded for the periods reported.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The partnership’s goodwill currently is comprised of amounts recognized by the MLP predecessor related to terminal services assets.

Goodwill is reviewed for impairment at least annually. The qualitative factors of goodwill are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The partnership performs its annual impairment review of goodwill at October 1, and when a triggering event occurs between annual impairment tests. No impairment losses were recorded for the periods reported.

Segment Reporting

The partnership accounts for segment reporting in accordance with ASC 280, Segment Reporting, which establishes standards for entities reporting information about the operating segments and geographic areas in which they operate. Management evaluated how its chief operating decision maker has organized the partnership for purposes of making operating decisions and assessing performance, and concluded it has one reportable segment.

Income Taxes

Subsequent to its IPO, the partnership is a limited partnership and as a result is not subject to federal and state income taxes. The general partner and the unitholders are responsible for paying federal and state income taxes on their share of the partnership’s taxable income.

The partnership recognizes uncertainties in income taxes within the financial statements under a process by which the likelihood of a tax position is gauged based upon the technical merits of the position, and then a subsequent measurement relates the maximum benefit and the degree of likelihood to determine the amount of benefit recognized in the financial statements.

Financing Costs

Fees and costs related to securing debt financing are recorded as financing costs. Debt issuance costs are stated at cost and are amortized utilizing the effective interest method for term loans and on a straight-line basis for revolving credit arrangements over the life of the agreements. However, during periods of construction, amortization of such costs is capitalized in construction-in-progress.

General and Administrative Expenses

General and administrative expenses are primarily general and administrative expenses for employee salaries, incentives and benefits; office expenses; director compensation; and professional fees for accounting, legal, consulting, and investor relations activities.

Unit-Based Compensation

The partnership recognizes compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Units issued for compensation are valued using the market price of the stock on the date of the related agreement.

Earnings Per Unit

The partnership has identified common and subordinated units as participating securities and computes earnings per limited partner unit using the two-class method. Earnings per limited partner unit is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities.

Recent Accounting Pronouncements

Effective January 1, 2015, the partnership early adopted the amended guidance in ASC 740, Income Taxes: Balance Sheet Classification of Deferred Taxes, which requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The consolidated balance sheets reflect the retrospective adjustment for the amended guidance.

Effective January 1, 2016, the partnership will adopt the amended guidance in ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance will be applied on a retrospective basis and the balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of the new guidance.

Effective January 1, 2016, the partnership will adopt the amended guidance in ASC 260, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which specifies how to calculate historical earnings or losses per unit under the two-class method of a transferred business before the date of a dropdown transaction that should be allocated entirely to the general partner. The standard is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. The partnership is currently evaluating whether the adoption of ASC Topic 260 will have any impact on its consolidated financial statements, disclosures or future drop-down transactions.

Effective January 1, 2018, the partnership will adopt the amended guidance in ASC 606, Revenue from Contracts with Customers, which requires revenue recognition to reflect the transfer of promised goods or services to customers. The updated standard permits either the retrospective or cumulative effect transition method. Early application beginning January 1, 2017, is permitted. The partnership does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

3. INITIAL PUBLIC OFFERING

On June 26, 2015, the common units of the partnership began trading under the symbol “GPP” on Nasdaq. On July 1, 2015, the partnership closed the IPO of 11,500,000 common units to the public at a price of $15.00 per common unit.

In connection with the IPO, the partnership issued (i) 4,389,642 common units and 15,889,642 subordinated units to Green Plains and its affiliates, representing a 62.5% limited partner interest in the partnership; (ii) a 2.0% general partner interest in the partnership and all of its incentive distribution rights to the general partner; and (iii) 11,500,000 common units to the public, representing a 35.5% limited partner interest in the partnership. Green Plains contributed the interests of BlendStar, its ethanol storage facilities and transportation assets, including its leased railcar fleet, to the partnership, and, through its wholly owned subsidiary, controls all of the business and affairs of the partnership.

The partnership received net proceeds of $157.5 million from the sale of 11,500,000 common units, after deducting underwriting discounts of $10.3 million, structuring fees of $0.9 million and other IPO expenses of approximately $3.8 million. The partnership used the net proceeds to make a cash distribution of $155.3 million to Green Plains, in part, as reimbursement for capital expenditures incurred and to pay $0.9 million in origination fees under its new revolving credit facility. The remaining $1.3 million was retained for general partnership purposes.

The following descriptions relate to agreements entered into in connection with the IPO on July 1, 2015. For additional information and the agreements in their entirety, please refer to the prospectus and the current report on Form 8-K filed with the SEC on July 6, 2015.

Omnibus Agreement

In connection with the IPO, the partnership entered into an omnibus agreement with Green Plains and its affiliates which addresses:

•

the partnership’s obligation to reimburse Green Plains for direct or allocated costs and expenses incurred by Green Plains for general and administrative services (in addition to expenses incurred by the general partner and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of the Green Plains Partners LP, or the partnership agreement);

•

the prohibition of Green Plains and its subsidiaries from owning, operating or investing in any business that owns or operates fuel terminals or fuel transportation assets in the United States, subject to exceptions;

•	the partnership’s right of first offer to acquire assets if Green Plains decides to sell them for up to five years from the consummation of the IPO;
•	a nontransferable, nonexclusive, royalty-free license to use the Green Plains trademark and name;
•	the allocation of taxes among the parent, the partnership and its affiliates and the parent’s preparation and filing of tax returns; and
•

an indemnity by Green Plains for environmental and other liabilities, the partnership’s obligation to indemnify Green Plains and its subsidiaries for events and conditions associated with the operation of partnership assets that occur after the closing of the IPO, and for environmental liabilities related to partnership assets to the extent Green Plains is not required to indemnify the partnership.

If Green Plains or its affiliates cease to control the general partner, then either Green Plains or the partnership may terminate the omnibus agreement, provided that (i) the indemnification obligations of the parties survive according to their respective terms; and (ii) Green Plains’ obligation to reimburse the partnership for operational failures survives according to its terms.

Contribution, Conveyance and Assumption Agreement

On July 1, 2015, in connection with the IPO, the partnership entered into a contribution, conveyance and assumption agreement with the general partner, Green Plains, Green Plains Operating Company, Green Plains Obion and Green Plains Trucking, and the following transactions, among others, occurred concurrently with the closing of the IPO:

•

Green Plains conveyed its 2.25% limited liability interest in Green Plains Operating Company to the general partner, which the general partner then conveyed to the partnership in exchange for the general partner interest and all of the limited partner interests in the partnership classified as incentive distribution rights under the partnership agreement;

•	Green Plains conveyed its remaining 97.75% limited liability interest in Green Plains Operating Company to the partnership in exchange for 3,629,982 common units and 13,139,822 subordinated units;
•	Green Plains Obion conveyed its 10.32% limited liability interest in Green Plains Ethanol Storage to the partnership in exchange for 649,705 common units and 2,351,806 subordinated units; and
•	Green Plains Trucking conveyed its 100% interest in Green Plains Trucking II to the partnership in exchange for 109,955 common units and 398,014 subordinated units.

Subsequent to the IPO,  Green Plains Obion and Green Plains Trucking conveyed their interest in the partnership to Green Plains.

Operating Services and Secondment Agreement

In connection with the IPO, the general partner entered into an operational services and secondment agreement with Green Plains. Under the terms of the agreement, Green Plains seconds employees to the general partner to provide management, maintenance and operational functions for the partnership, including regulatory matters, health, environment, safety and security programs, operational services, emergency response, employees training, finance and administration, human resources, business operations and planning. The seconded personnel are under the direct management and supervision of the general partner.

The general partner reimburses the parent for the cost of the seconded employees, including wages and benefits. If a seconded employee does not devote 100% of his or her time providing services to the general partner, the general partner reimburses the parent for a prorated portion of the employee’s overall wages and benefits based on the percentage of time the employee spent working for the general partner. The parent bills the general partner monthly in arrears for services provided during the prior month. Payment is due within 10 days of the general partner’s receipt of the invoice.

Revolving Credit Facility

In connection with the IPO, Green Plains Operating Company, entered into an agreement for a five-year, $100.0 million revolving credit facility, as the borrower, with various lenders to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The revolving credit facility contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. See Note 7 – Debt to the consolidated financial statements for further details regarding the revolving credit facility.

Commercial Agreements

In connection with the IPO, the partnership entered into various fee-based commercial agreements with Green Plains Trade, including:

•	10-year storage and throughput agreement;
•	6-year rail transportation services agreement; and
•	1-year fee-based trucking transportation agreement.

We also assumed:

•	2.5-year terminal services agreement for our Birmingham, Alabama unit train terminal; and
•	various other terminal services agreements for our other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput agreement and terminal services agreements are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay capacity commitments. All of the commercial agreements with Green Plains Trade include provisions that permit Green Plains Trade to suspend, reduce or terminate its obligations under the applicable commercial agreement if certain events occur, including a material breach of the applicable commercial agreement by the partnership, force majeure events that prevent the partnership or Green Plains Trade from performing the respective obligations under the applicable commercial agreement, and not being available to Green Plains Trade for any reason other than action or inaction by Green Plains Trade. If Green Plains Trade reduces its minimum commitment under the commercial agreements, Green Plains Trade is required to pay fees on the revised minimum commitments only.

4.  FAIR VALUE DISCLOSURES

The following methods, assumptions and valuation techniques were used to estimate the fair value of the partnership’s financial instruments:

Level 1 – unadjusted quoted prices in active markets for identical assets or liabilities the partnership can access at the measurement date.

Level 2 – directly or indirectly observable inputs such, as quoted prices for similar assets or liabilities in active markets other than quoted prices included within Level 1, quoted prices for identical or similar assets in markets that are not active, and other inputs that are observable or can be substantially corroborated by observable market data through correlation or other means.

Level 3 – unobservable inputs that are supported by little or no market activity and comprise a significant component of the fair value of the assets or liabilities. The partnership currently does not have any recurring Level 3 financial instruments.

The carrying amounts of financial assets and liabilities with maturities of less than one year, including accounts receivable, cash and cash equivalents and accounts payable, approximate fair value due to the short period to maturity.

The partnership uses market interest rates to measure the fair value of its long‑term debt and adjusts those rates for all necessary risks, including its own credit risk. At December 31, 2015 and 2014, the carrying amount of debt approximated fair value.

5.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2015	2014
Tanks and terminal equipment	$32,263	$32,244
Leasehold improvements and other	10,152	10,092
Rail and rail equipment	4,551	4,551
Land and buildings	6,335	6,335
Trucks and other vehicles	1,495	357
Computer equipment, furniture and fixtures	216	208
Construction-in-progress	82	95
Total property and equipment	55,094	53,882
Less: accumulated depreciation	(19,679)	(15,956)
Property and equipment, net	$35,415	$37,926

In connection with the closing of the IPO on July 1, 2015, in addition to the interests of BlendStar, Green Plains contributed certain ethanol storage and railcar fixed assets in a transfer between entities under common control with a carrying value of $18.7 million. The partnership recognized the assets at the parent’s historical cost, which are reflected retroactively in the property and equipment table and the consolidated financial statements presented in this report.

6.  GOODWILL

The partnership did not have any changes in the carrying amount of goodwill, which was $10.6 million at December 31, 2015 and 2014.

7.  DEBT

Revolving Credit Facility

On July 1, 2015, Green Plains Operating Company entered into an agreement for a five-year, $100.0 million revolving credit facility, as the borrower, with various lenders to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The revolving credit facility contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade.

The revolving credit facility allows the partnership to request an increase up to an aggregate amount of $50.0 million without the consent of the lenders. The revolving credit facility is available for revolving loans, including sublimits of $15.0 million for swing line loans and $15.0 million for letters of credit. The partnership’s obligations under the revolving credit facility is secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, including, but not limited to, investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries as well as its personal property. The partnership, each of its existing subsidiaries and future domestic subsidiaries also guarantee the revolving credit facility.

Loans under the revolving credit facility are subject to a floating interest rate based on the partnership’s maximum consolidated net leverage ratio equal to (a) a base rate plus 75 to 175 basis points per year or (b) a LIBOR rate plus 175 to 275 basis points. The base rate is established as the highest of (i) the rate Bank of America, N.A. announces as its prime lending rate, (ii) the daily one-month LIBOR plus 100 basis points per year or (iii) the federal funds rate plus 50 basis points per year. The unused portion of the revolving credit facility is subject to a commitment fee based on the maximum consolidated net leverage ratio ranging from 30 to 50 basis points per year. The interest rate shall automatically be increased by 2.0% per year on overdue amounts for the period during which any event of default occurs or at the request of the lenders holding a majority of the commitments.

The revolving credit facility requires the partnership to maintain a maximum consolidated net leverage ratio, as defined in the credit agreement, of no more than 3.50 to 1.00 and a minimum consolidated interest coverage ratio, as defined in the credit agreement, of no less than 2.75 to 1.00.

In the event of default, the agent is entitled to take various actions, including the acceleration of amounts due under the revolving credit facility, termination of the commitments under the revolving credit facility and all remedial actions available to a secured creditor. The events of default comprise customary events for a financing agreement of this type, including, without limitation, payment defaults, material inaccuracies of representations and warranties, defaults in the performance of affirmative or negative covenants, including financial covenants, bankruptcy or related defaults, defaults relating to judgments, nonpayment of other material debt and change in control. In connection with the revolving credit facility, the partnership and its subsidiaries entered into customary ancillary agreements and arrangements, which, among other things, provide that the debt, obligations and liabilities arising under or in connection with the revolving credit facility are unconditionally guaranteed by the partnership and each of its existing subsidiaries and future domestic subsidiaries.

The partnership had no borrowings outstanding under the revolving credit facility as of December 31, 2015.

Qualified Low Income Community Investment Notes

Birmingham, a subsidiary of BlendStar, was a recipient of qualified low income community investment notes executed in June 2013 in conjunction with NMTC financing related to the Birmingham, Alabama terminal. Promissory notes payable totaling $10.0 million and notes receivable of $8.1 million were issued in connection with this transaction. The notes payable bear an interest rate of 1.0% per year and require quarterly interest only payments through December 31, 2019. Beginning March 15, 2020, the notes payable require quarterly principal and interest payments of approximately $0.2 million and mature on September 15, 2031. BlendStar retains the right to call $8.1 million of the promissory notes payable in 2020. Income tax credits were generated for the benefit of the lender in connection with the NMTC financing. BlendStar guaranteed the lender the value of these income tax credits over their statutory lives of seven years in the event the income tax credits are recaptured or reduced. The value of the income tax credits was estimated to be $5.0 million at the time of the transaction. The partnership believes the likelihood of recapture or reduction of the income tax credits is remote, and therefore has not established a liability in connection with this guarantee.

The investors of the NMTC financing paid $1.9 million to Birmingham in the form of a promissory note and are entitled to all of the NMTC tax benefits derived from the Birmingham facility. This transaction includes a put/call provision under which BlendStar can cause the $1.9 million to be forgiven. The partnership accounted for the $1.9 million as a grant received and reflected a reduction in the carrying value of the property and equipment at Birmingham, which is recognized in earnings as a decrease in depreciation expense over the useful life of the property and equipment.

Scheduled long‑term debt repayments as of December 31, 2015, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$-
2017	-
2018	-
2019	-
2020	665
Thereafter	7,435
Total	$8,100

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of December 31, 2015.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the years ended December 31, 2015 and 2014.

8.  ASSET RETIREMENT OBLIGATIONS

Under various lease agreements, the partnership has AROs when certain machinery and equipment are disposed or operating leases expire. The following table summarizes the change in the liability for the AROs (in thousands):

Amount
Balance, December 31, 2013	$2,148
Accretion expense	173
Revisions in estimated cash flows	(278)
Balance, December 31, 2014	2,043
Additional asset retirement obligations incurred	56
Accretion expense	199
Balance, December 31, 2015	$2,298

As of December 31, 2015 and 2014, current AROs of $638 thousand and $28 thousand, respectively, are included in accrued and other liabilities on the consolidated balance sheets.

9.  UNIT-BASED COMPENSATION

The board of directors of the general partner adopted the LTIP upon completion of the IPO. The LTIP is intended to promote the interests of the partnership, its general partner and affiliates by providing incentive compensation awards based on units to employees, consultants and directors to encourage superior performance. The LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The partnership measures unit-based compensation grants at fair value on the grant date and records noncash compensation expense related to the awards over the requisite service period.

In August 2015, the partnership granted 10,089 restricted unit awards under the LTIP, vesting on July 1, 2016, with a weighted average price of $14.93 to certain directors of the general partner. The restricted units are accounted for as equity-classified awards.  The grant-date fair value, net of estimated forfeitures, is recognized as compensation costs on a straight-line basis over the requisite service period. Compensation costs of approximately $67 thousand were expensed during the year ended December 31, 2015. There were no unit-based compensation costs during the years ended December 31, 2014 and 2013. At December 31, 2015, there were $83 thousand of unrecognized compensation costs from unit-based compensation agreements, which are related to non-vested awards.

The general partner made a capital contribution of $3 thousand to maintain its 2% general partner interest in the partnership in connection with the restricted unit awards granted.

10.  PARTNERS’ CAPITAL

A rollforward of the number of common and subordinated limited partner units outstanding is as follows:

	Common Units-	Common Units-	Subordinated Units-
	Public	Green Plains	Green Plains	Total
Units issued in connection with IPO, July 1, 2015	11,500,000	4,389,642	15,889,642	31,779,284
Units issued under LTIP	10,089	-	-	10,089
Units outstanding, December 31, 2015	11,510,089	4,389,642	15,889,642	31,789,373

The partnership’s subordinated units are not entitled to distributions until the common units have received the minimum quarterly distribution for that quarter plus any arrearages of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages.

The subordination period ends on the first business day after the date the partnership pays distributions of at least $1.60 on each of the outstanding common and subordinated units and the corresponding distribution on the general partner’s 2% general partner interest for three consecutive, four quarter periods ending on or after June 30, 2018, or $2.40 on each of the outstanding common units and subordinated units, and the corresponding distribution on the general partner’s 2% general partner interest and incentive distribution rights for any four-quarter period ending on or after June 30, 2016, provided there are no arrearages of the minimum quarterly distributions from prior quarters at that time. When the subordination period ends, each outstanding subordinated unit will convert into one common unit and the common units will no longer be entitled to arrearages.

Issuance of Additional Securities

The partnership agreement authorizes the partnership to issue unlimited additional partnership interests on the terms and conditions determined by the general partner without unitholder approval.

It is possible the partnership will fund acquisitions through the issuance of additional common units, subordinated units or other partnership interests. Holders of any additional common units are entitled to share equally with existing holders in the partnership’s distributions of available cash. The issuance of additional common units or other partnership interests may dilute the value of the existing holders of common units’ interests.

In accordance with Delaware law and the provisions of the partnership agreement, the partnership may also issue additional interests that have rights to distributions or special voting rights the common units do not have, as determined by the general partner. In addition, the partnership agreement does not prohibit the partnership’s subsidiaries to issue equity interests, which may effectively rank senior to the common units.

The general partner has the right, which it may from time to time assign in whole or in part to any of its affiliates, to purchase common units, subordinated units or other partnership interests from the partnership whenever, and on the same terms that, the partnership issues those interests to persons other than the general partner and its affiliates to maintain the percentage interest of the general partner and its affiliates, including interests represented by common and subordinated units that existed immediately prior to each issuance. The other holders of common units do not have preemptive rights under the partnership agreement to acquire additional common units or other partnership interests.

Cash Distribution Policy

Quarterly distributions are made within 45 days after the end of each calendar quarter, assuming we have sufficient available cash. Available cash generally means, all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter.

The general partner is entitled to 2% of all distributions prior to the partnership’s liquidation. The general partner’s 2% general partner interest is reduced if the partnership issues additional partnership interests and the general partner does not contribute a proportionate amount of capital to the partnership to maintain its 2% general partner interest.

Before the partnership makes quarterly distributions to subordinated unitholders, the common unitholders are entitled to receive the full minimum quarterly distribution plus any arrearages in distributions from prior quarters. During the subordination period, the partnership makes distributions in the following manner:

•

first, 98% to the common unitholders, pro rata, and 2% to the general partner, until the partnership distributes an amount equal to the minimum quarterly distribution for that quarter on each outstanding common unit;

•

second, 98% to the common unitholders, pro rata, and 2% to the general partner, until the partnership distributes an amount equal to any arrearages of the minimum quarterly distribution for any prior quarters during the subordination period on each outstanding common unit;

•

third, 98% to the subordinated unitholders, pro rata, and 2% to the general partner, until the partnership distributes an amount equal to the minimum quarterly distribution for that quarter on each outstanding subordinated unit; and

•	thereafter, in the manner described in the table below.

The preceding discussion is based on the assumptions that the general partner maintains its 2% general partner interest and the partnership does not issue additional classes of equity securities.

The general partner also initially holds incentive distribution rights that entitles it to receive increasing percentages, up to 48%, of available cash distributed from operating surplus, as defined in the partnership agreement, in excess of $0.46 per unit per quarter. The maximum distribution of 48% does not include any distributions the general partner or its affiliates may receive on its general partner interest, common units or subordinated units.

The following table illustrates the percentage allocations of available cash from operating surplus during the subordination period between the unitholders and the general partner, as the holder of the incentive distribution rights, based on the specified target distribution levels:

			Marginal Percentage Interest in Distribution (1)
	Total Quarterly Distribution Per Unit - Target Amount		Common and Subordinated Unitholders	General Partner (as holder of Incentive Distribution Rights) (2)
Minimum quarterly distribution	$0.40		98.0%	2.0%
First target distribution	above $0.40	up to $0.46	98.0%	2.0%
Second target distribution	above $0.46	up to $0.50	85.0%	15.0%
Third target distribution	above $0.50	up to $0.60	75.0%	25.0%
Thereafter	above $0.60		50.0%	50.0%

(1) Includes percentage interests of the general partner, as the holder of incentive distribution rights, and the unitholders when the partnership distributes available cash from operating surplus up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” The percentage interests shown for the unitholders and the general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution.

(2) The percentage interests for the general partner assume the general partner contributed additional capital necessary to maintain its 2% general partner interest, did not transfer any of its incentive distribution rights and there were no arrearages on common units.

The table below summarizes 2015 quarterly cash distributions declarations, payments and scheduled payments through February 12, 2016:

	Year Ended December 31, 2015
	Declaration Date	Record Date	Payment Date	Quarterly Distribution
Third quarter	October 22, 2015	November 6, 2015	November 13, 2015	$0.40
Fourth quarter	January 21, 2016	February 5, 2015	February 12, 2016	$0.4025

On January 21, 2016, the board of directors of the general partner declared a quarterly cash distribution of $0.4025 per unit, or approximately $13.1 million in total, for the quarter ended year ended December 31, 2015. The distribution was paid on February 12, 2016, to unitholders of record as of February 5, 2016. The allocation of total cash distributions to the general and limited partners applicable to the period the distributions were earned are as follows (in thousands):

Year Ended December 31, 2015
General partner distribution	$521
Limited partners' distributions:
Limited partner common units - public	9,237
Limited partner common units - Green Plains	3,523
Limited partner subordinated units - Green Plains	12,751
Total limited partners' distributions	25,511
Total cash distributions	$26,032

11.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit is the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2015. Earnings per unit is calculated for periods following the IPO since there were no units outstanding before July 1, 2015 (in thousands, except for per unit data):

	Year Ended December 31, 2015
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$12,760	$12,751	$521	$26,032
Earnings less than distributions	(1,482)	(1,480)	(61)	(3,023)
Total net income	$11,278	$11,271	$460	$23,009

Weighted-average units outstanding - basic and diluted	15,897	15,890

Earnings per limited partner unit - basic and diluted	$0.71	$0.71

12.  INCOME TAXES

The partnership is a limited partnership and as a result is not subject to federal and state income taxes. The general partner and the unitholders are responsible for paying federal and state income taxes on their share of the partnership’s taxable income.

Green Plains Capital Company is a subsidiary of the partnership and is taxed as a corporation. Green Plains Capital Company recorded deferred tax assets in the amount of $77 thousand and income taxes payable in the amount of $67 thousand.  Green Plains Capital Company’s effective tax rate for 2015 was immaterial to the financial statements.

The MLP predecessor was a single member limited liability company, treated as a non-taxable disregarded entity in Green Plains’ federal and state income tax returns. For periods prior to the IPO, the consolidated financial statements reflect income taxes as if the MLP predecessor had filed separate federal and state tax returns. Under a tax sharing agreement between the MLP predecessor and Green Plains, the MLP predecessor periodically makes payments to Green Plains for its share of Green Plains’ tax liabilities. Differences between amounts due to Green Plains under the agreement and the total income tax expense of the MLP predecessor, which is determined as if the MLP predecessor filed separate tax returns, are reflected as member contributions in partners’ capital. These amounts included contributions of $11 thousand for the year ended December 31, 2015 and distributions of $437 thousand and $460 thousand for the  years ended December 31, 2014 and 2013.

Income taxes for the MLP predecessor were accounted for under the asset and liability method. Income taxes receivable were $1.3 million for 2014 and reflected in accounts receivable to affiliate in the consolidated balance sheets. Income taxes payable were  $0.1 million for 2013 and reflected in accounts payable to affiliates in the consolidated balance sheets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At the closing of the IPO, current and deferred income taxes were settled through equity contributions from Green Plains. At the same time, the MLP predecessor’s participation in the tax sharing agreement was terminated.

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current	$67	$(398)	$(450)
Deferred	(4,076)	(7,360)	(4,255)
Total	$(4,009)	$(7,758)	$(4,705)

Differences between income tax expense (benefit) computed at the statutory federal income tax rate and as presented on the consolidated statements of operations are summarized as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax expense at federal statutory
rate of 35%	$(3,666)	$(7,207)	$(4,380)
State income tax expense, net
of federal benefit	(282)	(546)	(329)
Other	(61)	(5)	4
Income tax expense	$(4,009)	$(7,758)	$(4,705)

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards - Federal	$-	$10,596
Net operating loss carryforwards - State	-	793
Investment in partnership	77	-
Other	-	126
Total deferred tax assets	77	11,515

Deferred tax liabilities:
Fixed assets	-	(1,670)
Organization and start-up costs	-	(472)
Accrued expenses	-	(361)
Total deferred tax liabilities	-	(2,503)
Deferred income taxes	$77	$9,012

The partnership conducts business and its parent files tax returns in several states within the United States The partnership’s federal and state returns filed by its parent for the tax years ended November 30, 2012 and later are still subject to audit.

13. COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land, and railcars under agreements that expire on various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the term of the lease, which resulted in a deferred lease liability of approximately $349 thousand and $329 thousand as of December 31, 2015 and 2014, respectively. The partnership incurred lease expenses of $22.1 million,  $21.2 million and $13.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. Aggregate minimum lease payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2016	$20,622
2017	13,500
2018	10,934
2019	8,576
2020	6,574
Thereafter	833
Total	$61,039

In connection with the IPO, the partnership and Green Plains Trade entered into a ten-year storage and throughput agreement, under which Green Plains Trade is obligated to throughput a minimum of 212.5 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs.

Effective January 1, 2016, the storage and throughput agreement was amended in connection with the acquisition of certain ethanol storage and leased railcar assets located in Hereford, Texas and Hopewell, Virginia. In accordance with the amended agreement, Green Plains Trade is now obligated to a throughput of 246.5 mmg per calendar quarter. For accounting purposes, the partnership records revenues related to this agreement as operating lease revenues. Minimum revenues under this agreement in future years, including the January 1, 2016, amendment, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$49,300
2017	49,300
2018	49,300
2019	49,300
2020	49,300
Thereafter	221,850
Total	$468,350

Service Agreements

The partnership entered into agreements for contracted services with three vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during  the years ended December 31, 2015, 2014 and 2013. Aggregate minimum payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2016	$292
2017	222
2018	-
2019	-
2020	-
Thereafter	-
Total	$514

Legal

Routinely, the partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

14. MAJOR CUSTOMERS

Revenues from three customers exceeding 10% of the partnership’s total revenues are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Green Plains Trade	$42,549	$4,359	$3,853
Customer A	n/a	3,053	3,388
Customer B	n/a	2,897	2,054

15. RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. While these allocated costs are not necessarily representative of costs that may have been incurred if they were from a third party, the partnership believes these costs would not have been materially different had they been calculated on a stand-alone basis. The partnership recorded expenses related to these shared services of approximately $1.6 million, $0.6 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

The partnership has various fee-based commercial agreements with Green Plains Trade. In connection with the IPO, the partnership entered into:

•	10-year storage and throughput agreement;
•	6-year rail transportation services agreement; and
•	1-year fee-based trucking transportation agreement.

The partnership also assumed:

•	2.5-year terminal services agreement for our Birmingham, Alabama unit train terminal; and
•	various other terminal services agreements for our other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput agreement and terminal services agreements are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay capacity commitments.

Under the storage and throughput agreement, Green Plains Trade was obligated to throughput a minimum of 212.5 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. For each of the quarters ended September 30, 2015, and December 31, 2015, Green Plains Trade met its minimum volume commitment, with throughput of 215.6 mmg and 248.8 mmg, respectively. Effective January 1, 2016, the storage and throughput agreement was amended in connection with the acquisition of certain ethanol storage and leased railcar assets located in Hereford, Texas and Hopewell, Virginia. Under the amended agreement, Green Plains Trade is now obligated to a throughput of 246.5 mmg per calendar quarter. All other terms and conditions are substantially similar to the initial agreement.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the year ended December 31, 2015, the average monthly fee was approximately $0.0358 per gallon for the railcar volumetric capacity provided by the partnership, currently at 69.5 mmg. Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Since the IPO, any lease renewals entered in to by Green Plains Trade were done in the normal course of business at comparable margins. Effective January 1, 2016, the rail transportation agreement was amended in connection with the acquisition of ethanol storage and leased railcar assets located in Hereford, Texas and Hopewell, Virginia. Under the amended agreement, Green Plains Trade agreed to an increase in the minimum railcar volumetric capacity commitment of 6.7 mmg, to an aggregate of 76.3 mmg. All other terms and conditions are substantially similar to the initial agreement.

Under the trucking transportation agreement, Green Plains Trade pays the partnership to use its truck transportation services to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate volume transported in a calendar month by the partnership’s trucks, multiplied by the applicable rate for each trucking lane. Green Plains Trade reimburses the partnership for costs related to: (1) truck switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation and maintenance of trucks; and (3) fees related to trucking transportation services under transportation contracts with third-party common carriers.

Under the Birmingham terminal services agreement, Green Plains Trade is obligated to pay $0.0355 per gallon on its throughput subject to a minimum volume commitment of approximately 2.8 mmg per month of ethanol and other fuels, as well as fees for providing ancillary services.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation agreement of $36.9 million for the year ended December 31, 2015. The MLP predecessor recorded revenues from Green Plains Trade related to trucking and terminal services of $5.6 million, $4.4 million and $3.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In February 2015, a subsidiary of the MLP predecessor made an equity distribution to Green Plains in the amount of $3.3 million.

BlendStar had a note payable due to Green Plains at the beginning of 2013 and made periodic interest and principal payments on the note at an interest rate of 7.50%. BlendStar paid Green Plains approximately $689 thousand in interest during the year ended December 31, 2013. During 2013, Green Plains and BlendStar agreed to convert intercompany advances, primarily for previously incurred capital expenditures, of $13.9 million as a member contribution to equity.

16. QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth certain unaudited financial data for each of the quarters within the years ended December 31, 2015 and 2014 (in thousands, except per unit amounts). This information has been derived from the partnership’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Revenues	$22,686	$21,410	$3,445	$3,396
Operating expenses	10,435	10,380	8,905	8,550
Operating income (expense)	12,251	11,030	(5,460)	(5,154)
Other income (expense)	(131)	(151)	(14)	1
Income tax benefit	(10)	-	(2,060)	(1,939)
Net income (loss)	12,130	10,879	(3,414)	(3,214)
Net loss attributable to MLP predecessor	-	-	(3,414)	(3,214)
Net income attributable to the partnership	$12,130	$10,879	$-	$-
Earnings per limited partner unit (basic and diluted):
Common units	$0.37	$0.34
Subordinated units	$0.37	$0.34
Distribution declared	$0.4025	$0.40

	Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Revenues	$3,288	$3,401	$3,277	$2,877
Operating expenses	9,762	8,669	7,735	7,205
Operating income (expense)	(6,474)	(5,268)	(4,458)	(4,328)
Other income (expense)	(16)	(15)	(23)	(9)
Income tax benefit	(2,450)	(1,988)	(1,688)	(1,632)
Net income (loss)	(4,040)	(3,295)	(2,793)	(2,705)
Net loss attributable to MLP predecessor	(4,040)	(3,295)	(2,793)	(2,705)
Net income attributable to the partnership	$-	$-	$-	$-

17.  SUBSEQUENT EVENTS

Acquisition of Assets

On October 23, 2015, Green Plains acquired an ethanol production facility in Hopewell, Virginia, with production capacity of approximately 60 mmgy. Production resumed on February 8, 2016, and corn oil extraction is expected to be operational during the second quarter of 2016.

On November 12, 2015, Green Plains acquired an ethanol production facility in Hereford, Texas. The facility includes an ethanol plant with approximately 100 mmgy of production capacity, a corn oil extraction system and other related assets.

Effective January 1, 2016, the partnership acquired certain ethanol storage and leased railcar assets located in Hereford, Texas and Hopewell, Virginia from Green Plains for initial consideration of $62.5 million. The transaction was financed through the revolving credit facility and cash on hand.

Under the purchase agreement, and subject to certain limitations, the partnership parties and the sellers agreed to certain indemnification provisions with each other and their respective affiliates.

In conjunction with the drop-down transaction, the partnership entered into amendments to the 1) omnibus agreement, 2) operational services agreement, 3) ethanol storage and throughput agreement and 4) rail transportation services agreement, as described in Note 15 – Related Party Transactions.