Form 10-Q
period 2016-03-31
Green Plains Partners LP
filed 2016-05-05
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2016

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

☒ Yes   ☐ No

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

☐ Yes   ☒ No

The registrant had 15,895,649 common units and 15,889,642 subordinated units outstanding as of May 2, 2016.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this annual report are defined as follows:

Green Plains Partners LP and Subsidiaries:

z
Birmingham	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Green Plains Capital Company	Green Plains Capital Company LLC
Green Plains Ethanol Storage	Green Plains Ethanol Storage LLC
Green Plains Logistics	Green Plains Logistics LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Trucking II	Green Plains Trucking II LLC
MLP predecessor	BlendStar LLC and its subsidiaries, and the assets, liabilities and results of operations of the ethanol storage and leased railcar assets contributed by Green Plains

Green Plains Inc. and Subsidiaries:

Green Plains; our parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Hereford	Green Plains Hereford LLC
Green Plains Holdings	Green Plains Holdings LLC; our general partner
Green Plains Hopewell	Green Plains Hopewell LLC
Green Plains Obion	Green Plains Obion LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Trucking	Green Plains Trucking LLC

Other Defined Terms:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
Mmgy	Million gallons per year
Nasdaq	The Nasdaq Global Market
NMTC	New markets tax credits
PCAOB	Public Company Accounting Oversight Board
SEC	Securities and Exchange Commission
U.S.	United States
USDA	U.S. Department of Agriculture
WASDE	World Agriculture Supply and Demand Estimates

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(unaudited and in thousands, except unit amounts)

	March 31,	December 31,
	2016	2015*
ASSETS
Current assets
Cash and cash equivalents	$5,626	$16,385
Accounts receivable	905	566
Accounts receivable from affiliates	11,458	14,347
Amortizable lease costs	1,277	1,710
Prepaid expenses and other	691	911
Total current assets	19,957	33,919

Property and equipment, net of accumulated depreciation $20,151 and $19,720, respectively	41,357	41,862
Goodwill	10,598	10,598
Note receivable	8,100	8,100
Other assets	1,186	1,298
Total assets	$81,198	$95,777

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$4,411	$4,590
Accounts payable to affiliates	677	1,538
Accrued and other liabilities	4,380	6,230
Asset retirement obligations	736	638
Unearned revenue	783	607
Total current liabilities	10,987	13,603

Long-term debt	58,891	7,879
Asset retirement obligations	1,832	1,808
Other liabilities	882	677
Total liabilities	72,592	23,967

Partners' capital
Net investment - sponsor	-	6,299
Common unitholders - public (11,504,756 and 11,510,089 units issued and outstanding, respectively)	140,876	161,079
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(28,787)	(21,088)
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(104,198)	(76,334)
General partner interests	715	1,854
Total partners' capital	8,606	71,810
Total liabilities and partners' capital	$81,198	$95,777

*Recast to include the historical balances of assets acquired in a transfer between entities under common control. See Notes 1 and 3 to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,

	2016	2015
Revenues
Affiliate	$21,768	$1,311
Non-affiliate	2,021	2,085
Total revenues	23,789	3,396
Operating expenses
Operations and maintenance	8,645	7,032
General and administrative	1,209	196
Depreciation and amortization	1,217	1,322
Total operating expenses	11,071	8,550
Operating income (loss)	12,718	(5,154)
Other income (expense)
Interest income	21	21
Interest expense	(384)	(20)
Total other income (expense)	(363)	1
Income (loss) before income taxes	12,355	(5,153)
Income tax expense (benefit)	173	(1,939)
Net income (loss)	12,182	(3,214)
Net loss attributable to MLP predecessor	-	(3,214)
Net income attributable to the partnership	$12,182	$-

Net income attributable to partners' ownership interest
General partner	$244
Limited partners - common unitholders	5,971
Limited partners - subordinated unitholders	5,967

Earnings per limited partner unit (basic and diluted):
Common units	$0.38
Subordinated units	$0.38
Weighted average limited partner units outstanding (basic and diluted):
Common units	15,899
Subordinated units	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$12,182	$(3,214)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	1,217	1,322
Accretion	62	44
Amortization of debt issuance costs	56	(5)
Increase in deferred lease liability	264	7
Deferred income taxes	1	(1,939)
Unit-based compensation	(15)	-
Changes in operating assets and liabilities:
Accounts receivable	(339)	(292)
Accounts receivable from affiliates	2,889	(750)
Prepaid expenses and other assets	220	104
Accounts payable and accrued liabilities	(1,884)	117
Accounts payable to affiliates	(861)	264
Other	(93)	(10)
Net cash provided (used) by operating activities	13,699	(4,352)

Cash flows from investing activities
Purchases of property and equipment	(87)	(150)
Acquisition of assets from sponsor	(62,312)	-
Net cash used by investing activities	(62,399)	(150)

Cash flows from financing activities
Distributions to partners	(13,057)	-
Proceeds from revolving credit facility	56,000	-
Payments on revolving credit facility	(5,000)	-
Member contributions	-	5,537
Member distributions	(2)	(3,368)
Net cash provided by financing activities	37,941	2,169

Net change in cash and cash equivalents	(10,759)	(2,333)
Cash and cash equivalents, beginning of period	16,385	5,705
Cash and cash equivalents, end of period	$5,626	$3,372

Supplemental disclosures of cash flow
Cash paid for income taxes	$176	$356
Cash paid for interest	$282	$25

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the Partnership and to the MLP Predecessor

References to “the partnership” in the consolidated financial statements and in these notes to the consolidated financial statements refer to Green Plains Partners LP and its subsidiaries. References to the “MLP predecessor” refer to BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes, and the assets, liabilities and results of operations of certain ethanol storage and railcar assets contributed by Green Plains Inc. in connection with the IPO on July 1, 2015. References to “the sponsor” in transactions subsequent to the IPO refer to Green Plains.

On July 1, 2015, Green Plains Partners closed its IPO of common units representing limited partner interests of the partnership. Green Plains Holdings LLC, a wholly owned subsidiary of Green Plains Inc., serves as the general partner of the partnership. References to (i) “the general partner” and “Green Plains Holdings” refer to Green Plains Holdings LLC; (ii) “the parent,”  “the sponsor” and “Green Plains” refer to Green Plains Inc.; and (iii) “Green Plains Trade” refers to Green Plains Trade Group LLC, a wholly owned subsidiary of Green Plains.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the partnership and its controlled subsidiaries. All significant intercompany balances and transactions are eliminated on a consolidated basis for reporting purposes. Results for the interim periods presented are not necessarily indicative of results expected for the entire year.

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the partnership’s annual report on Form 10-K for the year ended December 31, 2015.

Under GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer and the prior period financial statements of the transferee are recast for all periods the transferred operations were part of the parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar, the partnership received the ethanol storage and railcar assets in a transfer between entities under common control. The transferred assets and liabilities are recognized at our parent’s historical cost and reflected retroactively in the consolidated financial statements presented in this report. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the consolidated financial statements. There are no revenues related to the operation of the contributed ethanol storage and railcar assets for periods prior to July 1, 2015, when the related commercial agreements with Green Plains Trade became effective.

Effective January 1, 2016, the partnership acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia production facilities from its sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition subsequent to the dates the assets were acquired by the sponsor. There were no revenues related to these assets for periods before January 1, 2016, when certain commercial agreements became effective in conjunction with the drop down.

The MLP predecessor was a single member limited liability company, treated as a non-taxable disregarded entity in Green Plains’ federal and state income tax returns. For periods prior to the IPO, the consolidated financial statements reflect income taxes as if the MLP predecessor had filed separate federal and state tax returns.

The unaudited financial information reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The adjustments are normal and recurring in nature, unless otherwise noted.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation. These reclassifications did not affect total revenues, costs and expenses, net income or stockholders’ equity.

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The partnership bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances. The partnership regularly evaluates the appropriateness of these estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including, but not limited to, those related to depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare the consolidated financial statements.

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider, supporting its parent’s approximately 1.2 bgy ethanol marketing and distribution business. The partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is fuel and industrial grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenate for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of, the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

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

The partnership’s storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. The partnership’s rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay the partnership fees for these minimum commitments regardless of the actual volume, throughput or capacity used for transport. Payment related to volume that was not actually throughput by Green Plains Trade is applied as a credit toward volume in excess of the minimum volume commitment during any of the next four quarters, after which time unused credits expire. The partnership records a liability for deferred revenue in the amount of the credit that may be used in future periods and for customer prepayments before the product is delivered. The partnership recognizes revenue and relieves the liability when throughput volumes exceed the minimum volume commitment or unused credits expire. As a result, a significant portion of the partnership’s revenues may be associated with cash collected during an earlier period that does not generate any cash during the current period.

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

Asset Retirement Obligations

The partnership records an ARO for the fair value of the estimated costs to retire a tangible long-lived asset in the period it will be incurred if it can be reasonably estimated, which is subsequently adjusted for accretion expense. The corresponding asset retirement costs are capitalized as a long-lived asset and depreciated on a straight-line basis over the asset’s remaining useful life. The expected present value technique used to calculate the fair value of AROs includes assumptions about costs, settlement dates, interest, accretion and inflation. Changes in assumptions, including the amount or timing of estimated cash flows, could result in increases or decreases to the AROs. The partnership’s AROs are based on legal obligations to perform remedial activity when certain machinery and equipment are disposed and operating leases expire.

Income Taxes

The partnership is a limited partnership and as a result is not subject to federal income taxes. The partnership owns a subsidiary that is taxed as a corporation for federal and state income tax purposes. In addition, the partnership is subject to state income taxes in certain states. As a result, the financial statements reflect a provision or benefit for such income taxes. The general partner and the unitholders are responsible for paying federal and state income taxes on their share of the partnership’s taxable income.

The partnership recognizes uncertainties in income taxes within the financial statements under a process by which the likelihood of a tax position is gauged based upon the technical merits of the position, and then a subsequent measurement relates the maximum benefit and the degree of likelihood to determine the amount of benefit recognized in the financial statements.

Recent Accounting Pronouncements

Effective January 1, 2016, the partnership adopted the amended guidance in ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amended guidance has been applied on a retrospective basis and the balance sheet of each individual period presented has been adjusted to reflect the period-specific effects of the new guidance.

Effective January 1, 2016, the partnership adopted the amended guidance in ASC 260, Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions, which specifies how to calculate historical earnings or losses per unit under the two-class method of a transferred business before the date of a dropdown transaction that should be allocated entirely to the sponsor.  The standard is effective for interim and annual periods beginning after December 15, 2015, and early adoption was permitted.

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

Effective January 1, 2019, the partnership will adopt the amended guidance in ASC 842, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Early application is permitted. The partnership is currently evaluating the impact the adoption of the amended guidance will have on the consolidated financial statements and related disclosures.

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

The following descriptions relate to agreements entered into in connection with the IPO on July 1, 2015. For additional information and the agreements in their entirety, please refer to the annual report on Form 10-K for the year ended December 31, 2015, and Note 11 – Related Party Transaction to the consolidated financial statements in this report.

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

Revolving Credit Facility

In connection with the IPO, Green Plains Operating Company, entered into an agreement for a five-year, $100.0 million revolving credit facility, as the borrower, with various lenders to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The revolving credit facility contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. See Note 4 – Debt to the consolidated financial statements for further details regarding the revolving credit facility.

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

3.  ACQUISITIONS

Effective January 1, 2016, the partnership acquired the ethanol storage and leased railcar assets of the Hereford and Hopewell production facilities from the sponsor in a transfer of assets between entities under common control for consideration of $62.3 million. The transaction was financed using the revolving credit facility and cash on hand.

The net assets were transferred at their historical cost of $6.3 million as of the original date of acquisition by the sponsor in the fourth quarter of 2015. The financial statements have been recast to reflect the results of operations, financial position and cash flows of this transaction as if the net assets were owned by the partnership since the sponsor purchased the two ethanol production facilities in the fourth quarter of 2015.

The following is a summary of assets acquired and liabilities assumed (in thousands):

Purchase price, January 1, 2016	$62,312
Identifiable assets acquired and liabilities assumed:
Property and equipment, net	6,447
Asset retirement obligations	(148)
Total identifiable net assets	6,299
Partners' capital effect, January 1, 2016	$56,013

The following is a summary of the results of operations of the acquired assets for the period of common control during the year ended December 31, 2015 (in thousands):

Year Ended December 31, 2015
Operations and maintenance	$232
Depreciation and amortization	41
Total operating expenses	273
Net loss attributable to sponsor	$(273)

At the time of acquisition, the Hopewell facility was not operational; however, upon completion of certain maintenance and enhancement projects, operations began at the plant in early February 2016. In conjunction with the transfer of assets under common control, the partnership amended the 1) omnibus agreement, 2) operational services agreement, 3) ethanol storage and throughput agreement and 4) rail transportation services agreement, as described in Note 11 – Related Party Transactions.

4.  DEBT

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

Loans under the revolving credit facility are subject to a floating interest rate based on the partnership’s maximum consolidated net leverage ratio equal to (a) a base rate plus 0.75% to 1.75% per year or (b) a LIBOR rate plus 1.75% to 2.75%.  The revolving credit facility may be increased up to $50.0 million without the consent of the lenders and requires the partnership to maintain a maximum consolidated net leverage ratio of no more than 3.50 to 1.00 and a minimum consolidated interest coverage ratio of no less than 2.75 to 1.00.

The partnership had $51.0 million borrowings outstanding as of March 31, 2016, and no borrowings outstanding as of December 31, 2015, under the revolving credit facility.

Qualified Low Income Community Investment Notes

Birmingham was a recipient of qualified low income community investment notes executed in June 2013 in conjunction with NMTC financing related to the Birmingham, Alabama terminal. Promissory notes payable totaling $10.0 million and notes receivable of $8.1 million were issued in connection with this transaction. The notes payable bear an interest rate of 1.0% per year and require quarterly interest only payments through December 31, 2019. Beginning March 15, 2020, the notes payable require quarterly principal and interest payments of approximately $0.2 million and mature on September 15, 2031. BlendStar retains the right to call $8.1 million of the promissory notes payable in 2020. Income tax credits were generated for the benefit of the lender in connection with the NMTC financing. BlendStar guaranteed the lender the value of these income tax credits over their statutory lives of seven years in the event the income tax credits are recaptured or reduced. The value of the income tax credits was estimated to be $5.0 million at the time of the transaction. The partnership believes the likelihood of recapture or reduction of the income tax credits is remote, and therefore has not established a liability in connection with this guarantee.

The investors of the NMTC financing paid $1.9 million to Birmingham in the form of a promissory note and are entitled to all of the NMTC tax benefits derived from the Birmingham facility. This transaction includes a put/call provision under which BlendStar can forgive the $1.9 million. The partnership accounted for the $1.9 million as a grant received and reflected a reduction in the carrying value of the property and equipment at Birmingham, which is recognized in earnings as a decrease in depreciation expense over the useful life of the property and equipment.

Effective January 1, 2016, the partnership adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of approximately $221 thousand from other assets to long-term debt within the balance sheet as of December 31, 2015. As of March 31, 2016, there were $209 thousand of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt.

Scheduled long‑term debt repayments as of March 31, 2016, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$-
2017	-
2018	-
2019	-
2020	51,665
Thereafter	7,435
Total	$59,100

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of March 31, 2016.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the three months ended March 31, 2016 and 2015.

5.  UNIT-BASED COMPENSATION

The board of directors of the general partner adopted the LTIP upon completion of the IPO. The LTIP is intended to promote the interests of the partnership, its general partner and affiliates by providing unit-based incentive compensation awards to employees, consultants and directors to encourage superior performance. The LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The partnership measures unit-based compensation grants at fair value on the grant date and records noncash compensation expense related to the awards over the requisite service period.

The non-vested unit-based award activity for the three months ended March 31, 2016, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2015	10,089	$14.93
Granted	-	-
Forfeited	(5,333)	14.93
Vested	-	-
Non-vested at March 31, 2016	4,756	$14.93	0.3

A net benefit of approximately  $15 thousand was recognized during three months ended March 31, 2016, as a reduction to compensation expense. There were no unit-based compensation costs during the three months ended March 31, 2015. At March 31, 2016, there were $20 thousand of unrecognized compensation costs from unit-based compensation.

The general partner made a capital contribution of $3 thousand to maintain its 2% general partner interest in the partnership in connection with the restricted unit awards granted during 2015. The general partner received a capital distribution of $2 thousand in connection with restricted unit awards forfeited during the three months ended March 31, 2016.

6.  PARTNERS’ CAPITAL

Components of partners’ capital are as follows (in thousands):

		Partners' Capital
		Limited Partners
	Sponsor Equity in Contributed Assets	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2015*	$6,299	$161,079	$(21,088)	$(76,334)	$1,854	$71,810
Quarterly cash distributions to unitholders	-	(4,633)	(1,767)	(6,395)	(262)	(13,057)
Acquisition of Hereford and Hopewell assets	(6,299)	(19,877)	(7,581)	(27,436)	(1,119)	(62,312)
Net income	-	4,322	1,649	5,967	244	12,182
Unit-based compensation, including general partner distribution	-	(15)			(2)	(17)
Balance, March 31, 2016	$-	$140,876	$(28,787)	$(104,198)	$715	$8,606

*Recast to include the historical balances of assets acquired in a transfer between entities under common control. See Notes 1 and 3 to the consolidated financial statements.

A rollforward of the number of common and subordinated limited partner units outstanding is as follows:

	Common Units-	Common Units-	Subordinated Units-
	Public	Green Plains	Green Plains	Total
Units, December 31, 2015	11,510,089	4,389,642	15,889,642	31,789,373
Units forfeited under the LTIP	(5,333)	-	-	(5,333)
Units, March 31, 2016	11,504,756	4,389,642	15,889,642	31,784,040

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

Quarterly distributions are made within 45 days after the end of each calendar quarter, assuming the partnership has sufficient available cash. Available cash generally means, all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter.

On January 21, 2016, the board of directors of the general partner declared a quarterly cash distribution of $0.4025 per unit, or approximately $13.1 million in total, for the quarter ended December 31, 2015. The distribution was paid on February 12, 2016, to unitholders of record as of February 5, 2016.

On April 21, 2016, the board of directors of the general partner declared a quarterly cash distribution of $0.4050 per unit, or approximately $13.1 million in total, for the quarter ended March 31, 2016. The distribution will be paid on May 13, 2016, to unitholders of record as of May 6, 2016.

The allocation of total cash distributions to the general and limited partners applicable to the period the distributions were earned for the three months ended March 31, 2016, are as follows (in thousands):

Three Months Ended March 31, 2016
General partner distribution	$263
Limited partners' distributions:
Limited partner common units - public	4,660
Limited partner common units - Green Plains	1,778
Limited partner subordinated units - Green Plains	6,435
Total limited partners' distributions	12,873
Total cash distributions	$13,136

7.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit is the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of March 31, 2016.  The following table shows the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended March 31, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$6,438	$6,435	$263	$13,136
Earnings less than distributions	(467)	(468)	(19)	(954)
Total net income	$5,971	$5,967	$244	$12,182

Weighted-average units outstanding - basic and diluted	15,899	15,890

Earnings per limited partner unit - basic and diluted	$0.38	$0.38

8.  INCOME TAXES

The partnership is a limited partnership and as a result is not subject to federal income taxes. The partnership owns a subsidiary that is taxed as a corporation for federal and state income tax purposes. In addition, the partnership is subject to state income taxes in certain states. As a result, the financial statements reflect a provision or benefit for such income taxes. The general partner and the unitholders are responsible for paying federal and state income taxes on their share of the partnership’s taxable income.

The MLP predecessor was a single member limited liability company, treated as a non-taxable disregarded entity in Green Plains’ federal and state income tax returns. For periods prior to the IPO, the consolidated financial statements reflect income taxes as if the MLP predecessor had filed separate federal and state tax returns. Under a tax sharing agreement between the MLP predecessor and Green Plains, the MLP predecessor periodically made payments to Green Plains for its share of Green Plains’ tax liabilities. Differences between amounts due to Green Plains under the agreement and the total income tax expense of the MLP predecessor, which were determined as if the MLP predecessor filed separate tax returns, are reflected as member contributions in partners’ capital. These amounts included distributions of $38 thousand for the three months ended March 31, 2015.

Income taxes for the MLP predecessor were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates was recognized in income in the period that includes the enactment date.

At the closing of the IPO, current and deferred income taxes were settled through equity contributions from Green Plains. At the same time, the MLP predecessor’s participation in the tax sharing agreement was terminated.

Income tax expense was $0.2 million for the three months ended March 31, 2016. Income tax benefit was $1.9 million for the three months ended March 31, 2015. The effective tax rate was 1.4% and 37.6% for the three months ended March 31, 2016 and 2015, respectively.

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land, and railcars under agreements that expire on various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the term of the lease, which resulted in a deferred lease liability of $613 thousand and $349 thousand as of March 31, 2016, and December 31, 2015, respectively. The partnership incurred lease expenses of $6.5 million and $5.6 million during the three months ended March 31, 2016 and 2015, respectively. Aggregate minimum lease payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2016	$16,572
2017	15,067
2018	11,497
2019	8,521
2020	6,574
Thereafter	833
Total	$59,064

In connection with the IPO, the partnership and Green Plains Trade entered into a ten-year storage and throughput agreement, under which Green Plains Trade was  obligated to throughput a minimum of 212.5 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs.

Effective January 1, 2016, the storage and throughput agreement was amended in connection with the acquisition of the ethanol storage and leased railcar assets of the Hereford and Hopewell production facilities. In accordance with the amended agreement, Green Plains Trade is now obligated to a throughput a minimum of 246.5 mmg per calendar quarter. For accounting purposes, the partnership records revenues related to this agreement as operating lease revenues. Minimum revenues under this agreement in future years are as follows (in thousands):

Year Ending December 31,	Amount
2016	$36,975
2017	49,300
2018	49,300
2019	49,300
2020	49,300
Thereafter	234,175
Total	$468,350

Service Agreements

The partnership entered into agreements for contracted services with four vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during the three months ended March 31, 2016 and 2015. Aggregate minimum payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2016	$724
2017	858
2018	331
2019	-
2020	-
Thereafter	-
Total	$1,913

Legal

Routinely, the partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

10.   MAJOR CUSTOMERS

Revenues from three customers exceeding 10% of the partnership’s total revenues are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Green Plains Trade	$21,768	$1,311
Customer A	n/a	866
Customer B	n/a	584

11.   RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. While these allocated costs are not necessarily representative of costs that may have been incurred if they were from a third party, the partnership believes these costs would not have been materially different had they been calculated on a stand-alone basis. The partnership recorded expenses related to these shared services of approximately $0.9 million and $6 thousand for the three months ended March 31, 2016 and 2015, respectively. In addition, the partnership reimburses Green Plains for wages and benefits of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

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

Under the storage and throughput agreement, Green Plains Trade was obligated to throughput a minimum of 212.5 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. Effective January 1, 2016, the storage and throughput agreement was amended in connection with the acquisition of certain ethanol storage and leased railcar assets of the Hereford and Hopewell production facilities. Under the amended agreement, Green Plains Trade is now obligated to a throughput of 246.5 mmg per calendar quarter. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. Green Plains Trade has met its minimum volume commitments for each of the quarters since inception of the storage and throughput agreement.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. Effective January 1, 2016, the rail transportation agreement was amended in connection with the acquisition of the ethanol storage and leased railcar assets of the Hereford and Hopewell production facilities. Under the amended agreement, Green Plains Trade agreed to an increase in the minimum railcar volumetric capacity commitment of 6.7 mmg. During the three months ended March 31, 2016, the average monthly fee was approximately $0.0358 per gallon for the railcar volumetric capacity provided by the partnership, currently at 76.9 mmg as of March 31, 2016. Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Since the IPO, any lease renewals entered into by Green Plains Trade were done in the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation agreement of $20.2 million for the three months ended March 31, 2016. The MLP predecessor recorded revenues from Green Plains Trade related to trucking and terminal services of $1.6 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

In February 2015, a subsidiary of the MLP predecessor made an equity distribution to Green Plains in the amount of $3.3 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our annual report on Form 10-K for the year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results that may be expected for the full year.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based on management’s reasonable estimates of future results or trends, and include statements preceded by, or followed by words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and similar words and phrases, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made in accordance with safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may be based on inaccurate assumptions or not account for known or unknown risks and uncertainties, and therefore, may be incorrect. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report apply to all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in the Part I, Item 1A – Rick Factors of our annual report on Form 10-K for the year ended December 31, 2015. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, such as changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; and other risk factors detailed in our reports filed with the SEC.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this report or in any document incorporated by reference might not occur. Investors are cautioned not to place undue reliance on any forward-looking statements, which represent management’s views only as of the date of this report or the date of the document incorporated by reference in this report. We are not under any obligation, and expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview

Green Plains Partners is a  Delaware limited partnership that provides fee-based fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. We were formed by Green Plains, a vertically integrated ethanol producer, to be its primary downstream logistics provider and completed our IPO on July 1, 2015, at which time our parent contributed its ethanol storage and leased railcar assets in a transfer between entities under common control. We generate a substantial portion of our revenues under fee-based commercial agreements with Green Plains Trade for receiving, storing, transferring and transporting ethanol and other fuels, which are supported by minimum volume or take-or-pay capacity commitments. We do not take ownership or receive any payments based on the value of the ethanol or other fuels we handle; therefore, we do not have any direct exposure to fluctuating commodity prices.

Results of Operations

Industry Trends and Factors Affecting our Results of Operations

Our results of operations are largely dependent on the volume of ethanol and other fuels we handle, which is driven primarily by our parent’s ethanol production levels and fuel blending margins. Domestic production levels, government policies and mandates, economic incentives, global markets, environmental regulations and the price of feedstock affect our parent’s production economics.

Ethanol demand generally follows gasoline demand, which is typically lowest during the first calendar quarter of the year due to reduced driving and winter weather conditions. Based on three-year average demand by quarter, ethanol demand has been approximately 5% lower during the first calendar quarter compared with the fourth calendar quarter. In addition, ethanol producers generally are able to produce more ethanol from their facilities in cooler temperatures, which may cause inventories to build if supply outpaces demand. During the first quarter of 2016, domestic ethanol production averaged 983,000 barrels per day,  while demand averaged  861,000 barrels per day and exports average 102,000 barrels per day.  As of April 1, 2016, domestic ethanol ending stocks were 22.2 million barrels according to the EIA, approximately 5.3% higher than January 1, 2016, and 8.5% higher than April 3, 2015.

Effective January 1, 2016, we purchased the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia production facilities from our sponsor for $62.3 million. The acquired assets included three ethanol storage tanks that support the plants’ combined production capacity of 160 mmgy and 224 leased railcars. We amended our storage and throughput agreement with Green Plains Trade, increasing the minimum volume commitment to 246.5 mmg, from 212.5 mmg, per calendar quarter. We also amended the rail transportation services agreement, increasing the minimum railcar volumetric capacity commitment 6.7 mmg.

During the first quarter, the increase in volumes and associated revenues attributable to production at the Hereford and Hopewell production facilities were partially offset by lower capacity utilization in the first quarter of 2016.  Our parent operated its facilities at approximately 83.3% of capacity, resulting in storage and throughput gallons of 247.0 mmg for the quarter ended March 31, 2016, compared with 232.5 mmg for the quarter ended March 31, 2015, due primarily to the lower margin environment.

We expect ethanol production and consumption to be more in balance in the coming quarters, which in turn will improve our storage and throughput volumes. Ethanol producers typically shut down their production facilities for a few days during the spring and fall for routine plant maintenance. Summer driving season, relatively inexpensive gasoline prices and healthy export demand is expected to positively impact ethanol consumption over the next couple of quarters. Moreover, ethanol has resumed trading at a  discount to gasoline, after trading at a premium since September 2015, further improving the economics of using ethanol as an oxygenate and octane enhancer when blended with gasoline.

According to the U.S. Department of Energy, International Energy Statistics, global demand continues to grow at approximately 2% to 3% per year as countries, such as Argentina, increase ethanol blending mandates. We believe U.S. ethanol producers are well positioned to participate in that growth. Brazil, the second largest ethanol-producing country, uses sugarcane to produce ethanol. The average price of sugar during the first quarter was 14.3 cents per pound. The equivalent value of sugar produced from corn starch is approximately 7.3 cents per pound based on current U.S. corn costs of approximately $3.50 per bushel. Given these production economics, we expect the United States will continue to be the leading supplier of ethanol in the world.

On April 12, 2016, the USDA affirmed its earlier corn planting projection of 93.6 million acres for the 2016-2017 season in the WASDE, which is significantly higher than its projected corn plantings of 88.0 million acres last year. Absent unusual or severe weather conditions, additional supply could affect the price of corn favorably for domestic ethanol producers.

Adjusted EBITDA and Distributable Cash Flow

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, plus adjustments for transaction costs related to acquisitions or financing transactions, minimum volume commitment deficiency payments, unit-based compensation expense and net gains or losses on asset sales.

Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, income taxes paid or payable and maintenance capital expenditures, which are defined under our partnership agreement as cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain our operating capacity or operating income.

We believe the presentation of adjusted EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. Adjusted EBITDA and distributable cash flow are supplemental financial measures that we use to assess our financial performance; however, these presentations are not made in accordance with GAAP. The GAAP measure most directly comparable to adjusted EBITDA and distributable cash flow is net income. Since adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, diminishing its utility. Adjusted EBITDA and distributable cash flow should not be considered in isolations or as alternatives to net income, operating income or any other measure of financial performance presented in accordance with GAAP to analyze our results.

The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods presented and a reconciliation of net income to distributable cash flow for the three months ended March 31, 2016 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$12,182	$(3,214)
Interest expense	384	20
Income tax expense (benefit)	173	(1,939)
Depreciation and amortization	1,217	1,322
Transaction costs	(4)	-
Unit-based compensation benefit	(15)	-
Adjusted EBITDA	13,937	$(3,811)
Less:
Interest paid or payable	384
Income taxes paid or payable	172
Maintenance capital expenditures	34
Distributable cash flow (1)	$13,347

Distributions declared (2)	$13,136

Coverage ratio	1.02x

(1) Distributable cash flow computations for periods before the partnership’s IPO are not considered meaningful.

(2) Includes distributions declared for the quarter ended March 31, 2016.

Results of Operations

Comparability of our Financial Results

For the three months ended March 31, 2016, the financial results reflect  those of the partnership, which includes the results related to assets acquired from our sponsor subsequent to the IPO in a transfer between entities under common control. For the three months ended March 31, 2015, the financial results reflect only those of the MLP predecessor, which includes the results of BlendStar, our predecessor for accounting purposes, and the assets, liabilities and results of operations of certain ethanol storage and railcar assets contributed by Green Plains in a transfer between entities under common control in connection with the IPO.

Under GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer and the prior period financial statements of the transferee are recast for all periods the transferred operations were part of the parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar, we received the ethanol storage and railcar assets in a transfer between entities under common control. The transferred assets and liabilities are recognized at our parent’s historical cost and reflected retroactively in the consolidated financial statements presented in this report. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the consolidated financial statements. There are no revenues related to the operation of the contributed ethanol storage and railcar assets for periods prior to July 1, 2015, when the related commercial agreements with Green Plains Trade became effective.

Effective January 1, 2016, the partnership acquired the ethanol storage and leased railcar assets of the Hereford and Hopewell production facilities from our sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition subsequent to the dates the assets were acquired by our sponsor. There were no revenues related to these assets for periods before January 1, 2016, when certain commercial agreements became effect in conjunction with the drop down.

Selected Financial Information and Operating Data

The following table reflects selected financial information (in thousands):

	Three Months Ended March 31,

	2016	2015
Revenues
Storage and throughput services	$12,376	$-
Terminal services	2,895	3,050
Railcar capacity	7,774	-
Other	744	346
Total revenues	23,789	3,396
Operating expenses
Operations and maintenance	8,645	7,032
General and administrative	1,209	196
Depreciation	1,217	1,322
Total operating expenses	11,071	8,550
Operating income (loss)	$12,718	$(5,154)

The following table reflects selected operating data:

	Three Months Ended March 31,
	2016	2015
Product volumes (mmg)
Storage and throughput services(1)	247.0	-

Terminal services:
Affiliate	28.7	29.6
Non-affiliate	44.2	50.9
	72.9	80.5

Railcar capacity billed (daily avg. gallons in mmg)(1)	72.9	-

(1) Volumetric data for periods before July 1, 2015, is not considered meaningful, as the related commercial agreements were not in effect prior to that date.

Three Months Ended  March 31, 2016,  Compared with the Three Months Ended March 31, 2015

Revenues generated from our storage and throughput agreement and rail transportation services agreement with Green Plains Trade, executed in connection with our IPO and effective beginning July 1, 2015, were $20.2 million for the three months ended March 31, 2016.

Operations and maintenance expenses increased $1.6 million for the three months ended March 31, 2016,  compared with the same period for 2015, primarily due to higher railcar lease expense and wages,  partially offset by lower terminal throughput unloading fees.

General and administrative expenses increased $1.0 million for the three months ended March 31, 2016, compared with the same period for 2015, primarily due to  administrative costs incurred as a publicly traded entity.

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

On January 1, 2016, we purchased the ethanol storage and leased railcar assets of the Hereford and Hopewell production facilities from our parent by drawing $48.0 million on our revolving credit facility and using cash on hand. At March 31, 2016,  we had $5.6 million of cash and cash equivalents and $49.0 million available under our revolving credit facility.

Net cash provided by operating activities was $13.7 million for the three months ended March 31, 2016, compared with net cash used by operating activities of $4.4 million for the three months ended March 31, 2015. Cash flows from operating activities were affected primarily by increased operating profits and decreased working capital. Net cash used by investing activities was  $62.4 million for the three months ended March 31, 2016, primarily due to the acquisition of ethanol storage and leased railcar assets from our sponsor as of January 1, 2016. Net cash provided by financing activities was $37.9 million for the three months ended March 31, 2016, primarily due to additional borrowings on the revolving credit facility, partially offset by the quarterly cash distributions and payments on the revolving credit facility during the quarter.

We incurred capital expenditures of $0.2 million for the three months ended March 31, 2016, associated with our investment in the unit train joint venture project in the Little Rock, Arkansas area. We encountered delays on the project but believe construction will commence in 2016 and be completed in the second quarter of 2017. Capital spending for 2016 is expected to be approximately $4.0 million related to our investment in the joint venture, which we expect to finance primarily with our revolving credit facility.

Revolving Credit Facility

On July 1, 2015, Green Plains Operating Company entered into an agreement for a five-year, $100.0 million revolving credit facility with various lenders to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. As of March 31, 2016, we had $51.0 million in borrowings outstanding under the revolving credit facility.  We were in compliance with our debt covenants as of March 31, 2016, and expect to maintain compliance with our debt covenants over the next twelve months. For more information related to our debt, see Note 4 – Debt to the consolidated financial statements included in this report and Note 7 – Debt to the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2015.

Distributions to Unitholders

The partnership agreement provides for a minimum quarterly distribution of $0.40 per unit, which equates to approximately $13.0 million per quarter, or $51.9 million per year, based on the 2% general partner interest and the number of common and subordinated units currently outstanding. For more information, see Note 6 – Partners’ Capital to the consolidated financial statements included in this report.

On February 12, 2016, the partnership distributed $13.1 million to unitholders of record as of February 5, 2016, related to the quarterly cash distribution of $0.4025 per unit that was declared on January 21, 2016, for the quarter ended December 31, 2015.

On April 21, 2016, the board of directors of the general partner declared a quarterly cash distribution of $0.4050 per unit, or approximately $13.1 million in total, for the quarter ended March 31, 2016. The distribution will be paid on May 13, 2016, to unitholders of record as of May 6, 2016.

Contractual Obligations

Our contractual obligations as of March 31, 2016, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term and short-term debt obligations (1)	$59,100	$-	$-	$51,832	$7,268
Interest and fees on debt obligations (2)	5,718	1,216	2,431	1,589	482
Operating leases (3)	59,064	20,360	25,349	12,939	416
Service agreements (4)	1,913	1,086	827	-	-
Other (5)	4,101	769	381	1,331	1,620
Total contractual obligations	$129,896	$23,431	$28,988	$67,691	$9,786

(1)  Includes the current portion of long-term debt and excludes debt discounts and issuance costs.

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

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare our consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases, which are entered into in the ordinary course of business and disclosed in the Contractual Obligations section above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates.  At March 31, 2016, we had $51.0 million outstanding under the revolving credit facility. A 10% change in interest rates would affect our interest cost by approximately $112 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended December 31, 2015.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Emerging Growth Company Status

As an emerging growth company,  we are not required to provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting, adopt new or revised financial accounting standards until they apply to private companies, comply with new requirements adopted by the PCAOB to rotate audit firms or supplement the auditor’s report with additional information about the audit and financial statements of the issuer, or disclose the same level of information about executive compensation required of larger public companies.

We have elected to take advantage of these provisions except for the exemption that allows us to extend the transition period for compliance with new or revised financial accounting standards. This election is irrevocable.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

We may be involved in litigation that arises during the ordinary course of business. We are not, however, involved in any material litigation at this time.

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2015, and in this quarterly report on Form 10-Q, including the risk factors discussion in Part I, Item 1A, “Risk Factors” of the Form 10-K and the discussion of risks and other information in this report, including “Cautionary Information Regarding Forward-Looking Statements,” which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time. We cannot predict such risks nor estimate the extent to which they may affect our financial performance. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1

First Amendment to the Omnibus Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.3(b) of our Annual report on Form 10-K for the year ended December 31, 2015).

10.2

Amendment No. 1 to the Operational Services and Secondment Agreement, dated January 1, 2016, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.4(b) of our Annual Report on Form 10-K for the year ended December 31, 2015).

10.3

Amendment No. 1 to the Ethanol Storage and Throughput Agreement, dated January 1, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.6(b) of our Annual Report on Form 10-K for the year ended December 31, 2015).

10.4

Asset Purchase Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Hereford LLC, Green Plains Hopewell LLC, Green Plains Holdings LLC, Green Plains Partners LP, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC and Green Plains Logistics LLC (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K for the year ended December 31, 2015).

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
101

The following information from Green Plains Partners LP Annual Report on Form 10-Q for the quarterly period ended March 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: May 5, 2016 Date: May 5, 2016

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:  /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:  /s/ Jerry L. Peters                                 _

Jerry L. Peters
Chief Financial Officer

(Principal Financial Officer)