Form 10-Q
period 2016-06-30
Green Plains Partners LP
filed 2016-08-03
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2016

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

☐ Yes   ☒ No

The registrant had 15,910,658 common units and 15,889,642 subordinated units outstanding as of August 2, 2016.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP and Subsidiaries:

z
Birmingham BioEnergy	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Green Plains Ethanol Storage	Green Plains Ethanol Storage LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Trucking II	Green Plains Trucking II LLC
MLP predecessor	BlendStar LLC and its subsidiaries, and the assets, liabilities and results of operations of the ethanol storage and leased railcar assets contributed by Green Plains

Green Plains Inc. and Subsidiaries:

Green Plains; our parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings	Green Plains Holdings LLC; our general partner
Green Plains Obion	Green Plains Obion LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Trucking	Green Plains Trucking LLC

Other Defined Terms:

2015 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2015, filed February 18, 2016
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
E15	Gasoline blended with up to 15% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
Mmgy	Million gallons per year
Nasdaq	The Nasdaq Global Market
NMTC	New markets tax credits
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
Recast Form 8-K

The partnership’s Form 8-K filed May 12, 2016, which recast Items 1, 6, 7, and 15 of the 2015 annual report to give retroactive effect to the acquisition of the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia production facilities in a transfer between entities under common control

RBOB	Reformulated gasoline blendstock for oxygenate blending
RIN	Renewable Identification Number for biofuels
SEC	Securities and Exchange Commission
U.S.	United States
USDA	U.S. Department of Agriculture

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	June 30,	December 31,
	2016	2015*
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,764	$16,385
Accounts receivable	1,137	566
Accounts receivable from affiliates	12,933	14,347
Amortizable lease costs	844	1,710
Prepaid expenses and other	889	911
Total current assets	18,567	33,919

Property and equipment, net of accumulated depreciation of $21,541 and $19,720, respectively	40,412	41,862
Goodwill	10,598	10,598
Note receivable	8,100	8,100
Other assets	1,098	1,298
Total assets	$78,775	$95,777

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$4,738	$4,590
Accounts payable to affiliates	613	1,538
Accrued and other liabilities	4,864	6,230
Asset retirement obligations	750	638
Unearned revenue	585	607
Total current liabilities	11,550	13,603

Long-term debt	54,903	7,879
Asset retirement obligations	1,960	1,808
Other liabilities	872	677
Total liabilities	69,285	23,967

Partners' capital
Net investment - sponsor	-	6,299
Common unitholders - public (June 30, 2016 - 11,506,007 units issued and outstanding; December 31, 2015 - 11,510,089 units issued and outstanding)	141,214	161,079
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(28,673)	(21,088)
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(103,783)	(76,334)
General partner interests	732	1,854
Total partners' capital	9,490	71,810
Total liabilities and partners' capital	$78,775	$95,777

*Recast to include the historical balances of assets acquired in a transfer between entities under common control. See Notes 1 and 3 to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Revenues
Affiliate	$23,538	$1,338	$45,306	$2,649
Non-affiliate	1,955	2,107	3,975	4,192
Total revenues	25,493	3,445	49,281	6,841
Operating expenses
Operations and maintenance	8,504	7,102	17,149	14,135
General and administrative	1,051	403	2,259	599
Depreciation and amortization	1,488	1,400	2,705	2,721
Total operating expenses	11,043	8,905	22,113	17,455
Operating income (loss)	14,450	(5,460)	27,168	(10,614)
Other income (expense)
Interest income	21	20	42	41
Interest expense	(410)	(34)	(794)	(54)
Total other income (expense)	(389)	(14)	(752)	(13)
Income (loss) before income taxes	14,061	(5,474)	26,416	(10,627)
Income tax expense (benefit)	79	(2,060)	252	(3,999)
Net income (loss)	13,982	(3,414)	26,164	(6,628)
Net loss attributable to MLP predecessor	-	(3,414)	-	(6,628)
Net income attributable to the partnership	$13,982	$-	$26,164	$-

Net income attributable to partners' ownership interests:
General partner	$280		$523
Limited partners - common unitholders	6,852		12,824
Limited partners - subordinated unitholders	6,850		12,817

Earnings per limited partner unit (basic and diluted):
Common units	$0.43		$0.81
Subordinated units	$0.43		$0.81
Weighted average limited partner units outstanding (basic and diluted):
Common units	15,895		15,897
Subordinated units	15,890		15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$26,164	$(6,628)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	2,705	2,721
Accretion	116	87
Amortization of debt issuance costs	111	4
Increase in deferred lease liability	311	13
Deferred income taxes	(3)	(3,999)
Unit-based compensation	22	-
Changes in operating assets and liabilities:
Accounts receivable	(571)	(5)
Accounts receivable from affiliates	1,414	(1,280)
Prepaid expenses and other assets	161	230
Accounts payable and accrued liabilities	(1,171)	162
Accounts payable to affiliates	(925)	316
Other	(118)	53
Net cash provided (used) by operating activities	28,216	(8,326)

Cash flows from investing activities
Purchases of property and equipment	(331)	(697)
Acquisition of assets from sponsor	(62,312)	-
Net cash used by investing activities	(62,643)	(697)

Cash flows from financing activities
Distributions to partners	(26,193)	-
Proceeds from revolving credit facility	66,000	-
Payments on revolving credit facility	(19,000)	-
Member contributions	-	11,220
Member distributions	-	(3,330)
Other	(1)	-
Net cash provided by financing activities	20,806	7,890

Net change in cash and cash equivalents	(13,621)	(1,133)
Cash and cash equivalents, beginning of period	16,385	5,705
Cash and cash equivalents, end of period	$2,764	$4,572

Supplemental disclosures of cash flow
Cash paid for income taxes	$248	$1,006
Cash paid for interest	$682	$50

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

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the partnership’s annual report on Form 10-K for the year ended December 31, 2015, or the 2015 annual report, and the recast Form 8-K filed on May 12, 2016, which retroactively adjusted Items 1, 6, 7, and 15 of our 2015 annual report to give retroactive effect to the acquisition of the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia production facilities.

When transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer and the prior period financial statements of the transferee are recast for all periods the transferred operations were part of the parent’s consolidated financial statements, in accordance with GAAP. On July 1, 2015, in addition to the interests of BlendStar, the partnership received the ethanol storage and railcar assets in a transfer between entities under common control. The transferred assets and liabilities are recognized at our parent’s historical cost and reflected retroactively in the consolidated financial statements presented in this report. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the consolidated financial statements. There are no revenues related to the operation of the contributed ethanol storage and railcar assets for periods prior to July 1, 2015, when the related commercial agreements with Green Plains Trade became effective.

Effective January 1, 2016, the partnership acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia production facilities from its sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by the sponsor, or October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively. There were no revenues related to these assets for periods before January 1, 2016, when amendments to the commercial agreements related to the dropdown became effective.

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

Reclassifications

Certain prior year amounts were reclassified to conform to a revised current year presentation. These reclassifications did not affect total revenues, operating expenses, net income or partners’ capital.

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

The partnership derives revenues when product is delivered to the customer from its ethanol storage tanks and fuel terminals, and transportation services are performed. The partnership generates a substantial portion of its revenues under fee-based commercial agreements with Green Plains Trade.

The partnership’s storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. The partnership’s rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay the partnership fees for these minimum commitments regardless of the actual volume, throughput or capacity used for storage or transport. Payment related to volume that was not actually throughput by Green Plains Trade is applied as a credit toward volume in excess of the minimum volume commitment during any of the next four quarters, after which time unused credits expire. The partnership records a liability for deferred revenue in the amount of the credit that may be used in future periods and for customer prepayments before the product is delivered. The partnership recognizes revenue and relieves the liability when throughput volumes exceed the minimum volume commitment or unused credits expire. As a result, a significant portion of the partnership’s revenues may be associated with cash collected during an earlier period that does not generate any cash during the current period.

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

The following descriptions relate to agreements entered into in connection with the IPO on July 1, 2015. For additional information and the agreements in their entirety, please refer to the 2015 annual report, and Note 11 – Related Party Transactions to the consolidated financial statements in this report.

Omnibus Agreement

In connection with the IPO, the partnership entered into an omnibus agreement with Green Plains and its affiliates which addresses:

•

the partnership’s obligation to reimburse Green Plains for direct or allocated costs and expenses incurred by Green Plains for general and administrative services (in addition to expenses incurred by the general partner and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, or the partnership agreement);

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

Commercial Agreements

In connection with the IPO, the partnership entered into various fee-based commercial agreements with Green Plains Trade, including:

•	10-year storage and throughput agreement;
•	6-year rail transportation services agreement; and
•	1-year trucking transportation agreement.

The partnership also assumed:

•	2.5-year terminal services agreement for the Birmingham, Alabama unit train terminal; and
•	various other terminal services agreements for other fuel terminal facilities, each with Green Plains Trade.

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

3.  ACQUISITION

Effective January 1, 2016, the partnership acquired the ethanol storage and leased railcar assets located in Hereford, Texas and Hopewell, Virginia from Green Plains for $62.3 million. The transaction was financed through the use of the revolving credit facility and cash on hand.

This transaction was considered a transfer between entities under common control; therefore, the net assets were transferred at their historical cost of $6.3 million as of the original date of acquisition by the sponsor in the fourth quarter of 2015. The consolidated financial statements have been recast to reflect the results of operations, financial position and cash flows of this transaction as if the net assets were owned by the partnership since the sponsor purchased the two ethanol production facilities in the fourth quarter of 2015.

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

At the time of acquisition, the Hopewell facility was not operational; however, upon completion of certain maintenance and enhancement projects, operations began at the plant in early February 2016. In conjunction with the transfer of assets under common control, the partnership amended the 1) omnibus agreement, 2) operational services agreement, and 3) ethanol storage and throughput agreement; the rail transportation services agreement was also adjusted. Please refer to Note 11 – Related Party Transactions to the consolidated financial statements for additional information.

4.  DEBT

Revolving Credit Facility

On July 1, 2015, Green Plains Operating Company entered into an agreement for a five-year, $100.0 million revolving credit facility, as the borrower, with various lenders to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The revolving credit facility contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The revolving credit facility may be increased up to $50.0 million without the consent of the lenders.

Loans under the revolving credit facility are subject to a floating interest rate based on the partnership’s maximum consolidated net leverage ratio equal to (a) a base rate plus 0.75% to 1.75% per year or (b) a LIBOR rate plus 1.75% to 2.75%.  The revolving credit facility requires the partnership to maintain a maximum consolidated net leverage ratio of no more than 3.50 to 1.00 and a minimum consolidated interest coverage ratio of no less than 2.75 to 1.00.

The partnership had $47.0 million borrowings outstanding as of June 30, 2016, and  no borrowings outstanding as of December 31, 2015, under the revolving credit facility.

Qualified Low Income Community Investment Notes

Birmingham BioEnergy was a recipient of qualified low income community investment notes executed in June 2013 in conjunction with NMTC financing related to the Birmingham, Alabama terminal. Promissory notes payable totaling $10.0 million and notes receivable of $8.1 million were issued in connection with this transaction. The notes payable bear an interest rate of 1.0% per year and require quarterly interest only payments through December 31, 2019. Beginning March 15, 2020, the notes payable require quarterly principal and interest payments of approximately $0.2 million and mature on September 15, 2031. BlendStar retains the right to call $8.1 million of the promissory notes payable in 2020. Income tax credits were generated for the benefit of the lender in connection with the NMTC financing. BlendStar guaranteed the lender the value of these income tax credits over their statutory lives of seven years in the event the income tax credits are recaptured or reduced. The value of the income tax credits was estimated to be $5.0 million at the time of the transaction. The partnership believes the likelihood of recapture or reduction of the income tax credits is remote, and therefore has not established a liability in connection with this guarantee.

The investors of the NMTC financing paid $1.9 million to Birmingham BioEnergy in the form of a promissory note and are entitled to all of the NMTC tax benefits derived from the Birmingham facility. This transaction includes a put/call provision under which BlendStar can forgive the $1.9 million. The partnership accounted for the $1.9 million as a grant received and reflected a reduction in the carrying value of the property and equipment at Birmingham BioEnergy, which is recognized in earnings as a decrease in depreciation expense over the useful life of the property and equipment.

Effective January 1, 2016, the partnership adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of approximately $221 thousand from other assets to long-term debt within the balance sheet as of December 31, 2015. As of June 30, 2016, there was $197 thousand of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt.

Scheduled long‑term debt repayments as of June 30, 2016, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$-
2017	-
2018	-
2019	-
2020	47,665
Thereafter	7,435
Total	$55,100

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of June 30, 2016.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the  three and six months ended June 30, 2016 and 2015.

5.  UNIT-BASED COMPENSATION

The board of directors of the general partner adopted the LTIP upon completion of the IPO. The LTIP is intended to promote the interests of the partnership, its general partner and affiliates by providing unit-based incentive compensation awards to employees, consultants and directors to encourage superior performance. The LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The partnership measures unit-based compensation grants at fair value on the grant date and records noncash compensation expense related to the awards over the requisite service period.

The non-vested unit-based award activity for the six months ended June 30, 2016, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2015	10,089	$14.93
Granted	1,251	13.80
Forfeited	(5,333)	14.93
Vested	-	-
Non-vested at June 30, 2016 (1)	6,007	$14.69	0.0
(1)	These units vested on July 1, 2016.

Compensation costs of approximately $37 thousand and $22 thousand were recognized during the three and six months ended June 30, 2016, respectively. A net benefit of $15 thousand was recognized due to a forfeiture during the three months ended March 31, 2016. There were no unit-based compensation costs during the three and six months ended June 30, 2015.  At June 30, 2016, there were no unrecognized compensation costs from unit-based compensation.

6.  PARTNERS’ CAPITAL

Components of partners’ capital are as follows (in thousands):

		Partners' Capital
		Limited Partners
	Sponsor Equity in Contributed Assets	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2015*	$6,299	$161,079	$(21,088)	$(76,334)	$1,854	$71,810
Quarterly cash distributions to unitholders	-	(9,293)	(3,545)	(12,830)	(525)	(26,193)
Acquisition of Hereford and Hopewell assets	(6,299)	(19,877)	(7,581)	(27,436)	(1,119)	(62,312)
Net income	-	9,283	3,541	12,817	523	26,164
Unit-based compensation, including general partner net distributions	-	22	-	-	(1)	21
Balance, June 30, 2016	$-	$141,214	$(28,673)	$(103,783)	$732	$9,490

*Recast to include the historical balances of assets acquired in a transfer between entities under common control. See Notes 1 and 3 to the consolidated financial statements.

A rollforward of the number of common and subordinated limited partner units outstanding is as follows:

	Common Units-	Common Units-	Subordinated Units-
	Public	Green Plains	Green Plains	Total
Units, December 31, 2015	11,510,089	4,389,642	15,889,642	31,789,373
Units issued under the LTIP	1,251	-	-	1,251
Units forfeited under the LTIP	(5,333)	-	-	(5,333)
Units, June 30, 2016	11,506,007	4,389,642	15,889,642	31,785,291

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

On May 13, 2016, the partnership distributed $13.1 million to unitholders of record as of May 6, 2016, related to the quarterly cash distribution of $0.4050 per unit that was declared on April 21, 2016, for the quarter ended March 31, 2016.

On July  20, 2016, the board of directors of the general partner declared a quarterly cash distribution of $0.41 per unit, or approximately $13.3 million in total, for the quarter ended June 30, 2016. The distribution will be paid on August 12, 2016, to unitholders of record as of August 5, 2016.

The allocation of total cash distributions to the general and limited partners applicable to the period the distributions were earned for the three and six months ended June 30, 2016, are as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
General partner distribution	$266	$529
Limited partners' distributions:
Limited partner common units - public	4,717	9,377
Limited partner common units - Green Plains	1,800	3,578
Limited partner subordinated units - Green Plains	6,515	12,950
Total limited partners' distributions	13,032	25,905
Total cash distributions	$13,298	$26,434

7.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit is the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of June 30, 2016.  The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended June 30, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$6,517	$6,515	$266	$13,298
Earnings in excess of distributions	335	335	14	684
Total net income	$6,852	$6,850	$280	$13,982

Weighted-average units outstanding - basic and diluted	15,895	15,890

Earnings per limited partner unit - basic and diluted	$0.43	$0.43

	Six Months Ended June 30, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$12,955	$12,950	$529	$26,434
Earnings less than distributions	(131)	(133)	(6)	(270)
Total net income	$12,824	$12,817	$523	$26,164

Weighted-average units outstanding - basic and diluted	15,897	15,890

Earnings per limited partner unit - basic and diluted	$0.81	$0.81

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

The MLP predecessor was a single member limited liability company, treated as a non-taxable disregarded entity in Green Plains’ federal and state income tax returns. For periods prior to the IPO, the consolidated financial statements reflect income taxes as if the MLP predecessor had filed separate federal and state tax returns. Under a tax sharing agreement between the MLP predecessor and Green Plains, the MLP predecessor periodically made payments to Green Plains for its share of Green Plains’ tax liabilities. Differences between amounts due to Green Plains under the agreement and the total income tax expense of the MLP predecessor, which were determined as if the MLP predecessor filed separate tax returns, are reflected as member contributions in partners’ capital. These amounts included net contributions of $11 thousand for the six months ended June 30, 2015.

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

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land, and railcars under agreements that expire on various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the term of the lease, which resulted in a deferred lease liability of $660 thousand and $349 thousand as of June 30, 2016, and December 31, 2015, respectively. The partnership incurred lease expenses of $6.1 million and $12.6 million during the three and six months ended June 30, 2016, respectively, and $5.6 million and $11.2 million during the three and six months ended June 30, 2015, respectively. Aggregate minimum lease payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2016	$11,060
2017	18,020
2018	13,090
2019	9,141
2020	7,194
Thereafter	1,711
Total	$60,216

In connection with the IPO, the partnership and Green Plains Trade entered into a ten-year storage and throughput agreement, under which Green Plains Trade was obligated to throughput a minimum of 212.5 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs.

Effective January 1, 2016, the storage and throughput agreement was amended in connection with the acquisition of the ethanol storage and leased railcar assets of the Hereford and Hopewell production facilities. In accordance with the amended agreement, Green Plains Trade is now obligated to throughput a minimum of 246.5 mmg per calendar quarter. For accounting purposes, the partnership records revenues related to this agreement as operating lease revenues. Minimum revenues under this agreement in future years are as follows (in thousands):

Year Ending December 31,	Amount
2016	$24,650
2017	49,300
2018	49,300
2019	49,300
2020	49,300
Thereafter	221,850
Total	$443,700

Service Agreements

The partnership entered into agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during the three and six months ended June 30, 2016 and 2015. Aggregate minimum payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2016	$493
2017	794
2018	331
2019	-
2020	-
Thereafter	-
Total	$1,618

Legal

Routinely, the partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

10.   MAJOR CUSTOMERS

Revenues from three customers exceeding 10% of the partnership’s total revenues are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Green Plains Trade	$23,538	$1,338	$45,306	$2,649
Customer A	n/a	1,015	n/a	1,882
Customer B	n/a	602	n/a	1,185

11.  RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. While these allocated costs are not necessarily representative of costs that may have been incurred if they were from a third party, the partnership believes these costs would not have been materially different had they been determined on a stand-alone basis. The partnership recorded expenses related to these shared services of approximately $0.9 million and $1.8 million for the three and six months ended June 30, 2016, respectively, and $176 thousand and $182 thousand for  three and six months ended June 30, 2015, respectively. In addition, the partnership reimburses Green Plains for wages and benefits of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

The partnership has various fee-based commercial agreements with Green Plains Trade. In connection with the IPO, the partnership entered into:

•	10-year storage and throughput agreement;
•	6-year rail transportation services agreement; and
•	1-year trucking transportation agreement.

The partnership also assumed:

•	2.5-year terminal services agreement for the Birmingham, Alabama unit train terminal; and
•	various other terminal services agreements for other fuel terminal facilities, each with Green Plains Trade.

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

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. Effective January 1, 2016, the rail transportation agreement, as previously amended, was adjusted in connection with the acquisition of the ethanol storage and leased railcar assets of the Hereford and Hopewell production facilities. Under the adjusted agreement,

Green Plains Trade agreed to an increase in the minimum railcar volumetric capacity commitment of 6.7 mmg. During the three and six months ended June 30, 2016, the average monthly fee was approximately $0.0343 and $0.0351 per gallon, respectively, for the railcar volumetric capacity provided by the partnership, which was 80.0 mmg as of June 30, 2016. Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Since the IPO, lease renewals entered into by Green Plains Trade were done in the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation agreement of $21.8 million and $42.0 million for the three and six months ended June 30, 2016. The partnership recorded revenues from Green Plains Trade related to trucking and terminal services of $1.7 million and $3.3 million for the three and six months ended June 30, 2016, respectively, and the MLP predecessor recorded revenues from Green Plains Trade related to trucking and terminal services of $1.3 million and $2.6 million for the three and six months ended June 30, 2015, respectively.

In February 2015, a subsidiary of the MLP predecessor made an equity distribution to Green Plains in the amount of $3.3 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2015 annual report and recast Form 8‑K. The results of operations for the three and six months ended June 30, 2016,  are not necessarily indicative of the results that may be expected for the full year.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based on management’s reasonable estimates of future results or trends, and include statements preceded by, or followed by words such as “anticipates,” “believes,” “continue,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and similar words and phrases, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made in accordance with safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may be based on inaccurate assumptions or not account for known or unknown risks and uncertainties, and therefore, may be incorrect. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report apply to all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our 2015 annual report. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, such as changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; and other risk factors detailed in our reports filed with the SEC.

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

Results of Operations

Industry Trends and Factors Affecting our Results of Operations

In May of 2016, the EPA released its 2017 renewable fuel standard proposal, outlining the volume requirements for biofuels under the Clean Air Act. The proposal modestly increases the minimum volume requirements of ethanol to 14.8 billion gallons for the coming year. This proposal is expected to be finalized by November of 2016.

Gasoline demand increased during the second quarter as a result of lower gasoline prices and normal seasonality. Ethanol demand followed gasoline demand and also increased. According to the EIA, during the second quarter of 2016, domestic ethanol demand averaged 918,000 barrels per day and estimated net exports averaged 51,000 barrels per day, while domestic ethanol production averaged 962,000 barrels per day. Compared with EIA-reported first quarter production of 983,000 barrels per day, domestic demand of 861,000 barrels per day and net exports of 102,000 barrels per day, which caused ethanol inventories to build, second quarter fundamentals reduced ethanol inventories. As of July 1, 2016, domestic ethanol ending stocks were 21.6 million barrels according to the EIA, 3.0% lower than April 1, 2016, and 8.6% higher than one year ago. Summer driving season, particularly in an environment of relatively inexpensive gasoline prices, is expected to increase domestic ethanol consumption over the next quarter. The number of retail stations offering E15 continued to grow during the first half of the year, reaching 275 stations as of June 30, 2016.

During the second quarter, our parent operated its facilities at approximately 89.8% of capacity, resulting in record ethanol production of 274.3 million gallons for the quarter, compared with 238.7 million gallons for the quarter ended June 30, 2015. The increase in production volumes and associated revenues were attributable to production at the Hereford, Texas plant, which our parent acquired on November 12, 2015, and the Hopewell, Virginia plant, which our parent acquired on October 23, 2015 and resumed ethanol production on February 8, 2016.

U.S. ethanol produced from corn continues to be the most economical source of octane and oxygenates for the world fuel supply. Ethanol futures have generally traded at a premium to RBOB since September of 2015. During the second quarter of 2016, ethanol traded at a premium to RBOB by 4 cents per gallon on average driven by its global demand. The market price of RINs associated with ethanol also increased during the quarter, providing non-obligated parties incentive to continue blending with ethanol. Corn prices fell with the USDA’s news of increased acres of corn of 94.1 million in its June 30, 2016, acreage report. The equivalent value of sugar produced from corn starch is approximately 7.3 cents per pound based on current U.S. corn costs of approximately $3.50 per bushel. Brazil, the second largest ethanol-producing country, uses sugarcane to produce ethanol. The average market price of sugar during the second quarter was 17.1 cents per pound, peaking at 21.0 cents. Global sugar prices have surged since February 2016 on forecasts of supply shortages. Given these production economics, we expect the United States will continue to be the leading supplier of ethanol in the world.

According to data from the U.S. Department of Commerce and U.S. Census Bureau Foreign Trade Statistics, year-to-date U.S. ethanol exports through May 31, 2016, was 400.7 million gallons, compared to 377.1 million gallons for the same period in 2015. The top five countries to receive U.S. exports were China, Canada, Brazil, India and South Korea, which accounted for 80% of total U.S. exports.

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

We believe the presentation of adjusted EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. Adjusted EBITDA and distributable cash flow are supplemental financial measures that we use to assess our financial performance; however, these presentations are not made in accordance with GAAP. The GAAP measure most directly comparable to adjusted EBITDA and distributable cash flow is net income. Since adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, diminishing its utility. Adjusted EBITDA and distributable cash flow should not be considered in isolation or as alternatives to net income or any other measure of financial performance presented in accordance with GAAP to analyze our results.

The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods presented and a reconciliation of net income to distributable cash flow for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016		2015	2016		2015
Net income (loss)	$13,982		$(3,414)	$26,164		$(6,628)
Interest expense	410		34	794		54
Income tax expense (benefit)	79		(2,060)	252		(3,999)
Depreciation and amortization	1,488		1,400	2,705		2,721
Transaction costs	-		-	(4)		-
Unit-based compensation expense	37		-	22		-
Adjusted EBITDA	15,996		$(4,040)	29,933		$(7,852)
Less:
Interest paid or payable	410			794
Income taxes paid or payable	83			255
Maintenance capital expenditures	140			174
Distributable cash flow (1)	$15,363			$28,710

Distributions declared	$13,298	(2)		$26,434	(3)

Coverage ratio	1.16x			1.09x

(1) Distributable cash flow computations for periods before the partnership’s IPO are not considered meaningful.

(2) Includes distributions declared for the quarter ended June 30, 2016.

(3) Includes distributions declared for the quarters ended March 31, 2016, and June 30, 2016.

Recent Developments

On June 12, 2016, our parent entered into an asset purchase agreement to acquire two ethanol plants with combined annual production capacity of approximately 180 million gallons for approximately $200 million in cash, plus certain inventory adjustments and liabilities. The agreement constitutes a stalking horse bid, which is subject to bidding procedures and receipt of higher or otherwise better bids at the proposed auction for the plants, and approval by the U.S. Bankruptcy Court.  Should our parent submit the winning bid, the parent expects the transactions to close during the third quarter of 2016 and to offer the plants’ transportation and storage assets to the partnership.

On June 14, 2016, our parent and Jefferson Gulf Coast Energy Partners, a subsidiary of Fortress Transportation and Infrastructure Investors LLC, announced the formation of a 50/50 joint venture to construct and operate an intermodal export and import fuels terminal at Jefferson’s existing Beaumont, Texas terminal. Green Plains will offer its interest in the joint venture to the partnership once commercial development is complete.

Comparability of our Financial Results

For the six months ended June 30, 2016, the financial results reflect those of the partnership, which includes the results related to assets acquired from our sponsor subsequent to the IPO in transfers between entities under common control. For the six months ended June 30, 2015, the financial results reflect only those of the MLP predecessor, which includes the results of BlendStar, our predecessor for accounting purposes, and the assets, liabilities and results of operations of certain ethanol storage and railcar assets contributed by Green Plains in a transfer between entities under common control in connection with the IPO.

When transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer and the prior period financial statements of the transferee are recast for all periods the transferred operations were part of the parent’s consolidated financial statements, in accordance with GAAP. On July 1, 2015, in addition to the interests of BlendStar, we received the ethanol storage and railcar assets in a transfer between entities under common control. The transferred assets and liabilities are recognized at our parent’s historical cost and reflected retroactively in the consolidated financial statements presented in this report. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the consolidated financial statements. There are no revenues related to the operation of the contributed ethanol storage and railcar assets for periods prior to July 1, 2015, when the related commercial agreements with Green Plains Trade became effective.

Selected Financial Information and Operating Data

The following table reflects selected financial information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2016	2015	2016	2015
Revenues
Storage and throughput services	$13,945	$-	$26,320	$-
Terminal services	2,950	3,094	5,845	6,144
Railcar capacity	7,901	-	15,675	-
Other	697	351	1,441	697
Total revenues	25,493	3,445	49,281	6,841
Operating expenses
Operations and maintenance	8,504	7,102	17,149	14,135
General and administrative	1,051	403	2,259	599
Depreciation	1,488	1,400	2,705	2,721
Total operating expenses	11,043	8,905	22,113	17,455
Operating income (loss)	$14,450	$(5,460)	$27,168	$(10,614)

The following table reflects selected operating data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Product volumes (mmg)
Storage and throughput services(1)	274.3	-	521.2	-

Terminal services:
Affiliate	30.2	27.2	58.9	56.8
Non-affiliate	47.4	56.9	91.6	107.8
	77.6	84.1	150.5	164.6

Railcar capacity billed (daily average)(1)	77.2	-	75.0	-

(1) Volumetric data for periods before July 1, 2015, is not considered meaningful, as the related commercial agreements were not in effect prior to that date.

Three Months Ended  June 30, 2016,  Compared with the Three Months Ended June 30, 2015

Revenues generated from our storage and throughput agreement and rail transportation services agreement with Green Plains Trade, executed in connection with our IPO and effective beginning July 1, 2015, were $21.8 million for the three months ended June 30, 2016.

Operations and maintenance expenses increased $1.4 million for the three months ended June 30, 2016,  compared with the same period for 2015, primarily due to higher railcar lease expense and wages, partially offset by lower terminal throughput unloading fees.

General and administrative expenses increased $0.6 million for the three months ended June 30, 2016, compared with the same period for 2015, primarily due to administrative costs incurred as a publicly traded entity.

Six Months  Ended June 30, 2016, Compared with the Six Months Ended June 30, 2015

Revenues generated from our storage and throughput agreement and rail transportation services agreement with Green Plains Trade, executed in connection with our IPO and effective beginning July 1, 2015, were $42.0 million for the six months ended June 30, 2016.

Operations and maintenance expenses increased $3.0 million for the six months ended June 30, 2016, compared with the same period for 2015, primarily due to higher railcar lease expense and wages, partially offset by lower terminal throughput unloading fees.

General and administrative expenses increased $1.7 million for the six months ended June 30, 2016, compared with the same period for 2015, primarily due to administrative costs incurred as a publicly traded entity.

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

On January 1, 2016, we purchased the ethanol storage and leased railcar assets of the Hereford and Hopewell production facilities from our sponsor by drawing $48.0 million on our revolving credit facility and using cash on hand. At June 30, 2016,  we had $2.8 million of cash and cash equivalents and  $53.0 million available under our revolving credit facility.

Net cash provided by operating activities was $28.2 million for the six months ended June 30, 2016, compared with net cash used by operating activities of $8.3 million for the six months ended June 30, 2015. Cash flows from operating activities were driven primarily by increased operating profits. Net cash used by investing activities was $62.6 million for the six months ended June 30, 2016, primarily due to the acquisition of ethanol storage and leased railcar assets from our sponsor on January 1, 2016. Net cash provided by financing activities was $20.8 million for the six months ended June 30, 2016, primarily due to net borrowings on the revolving credit facility related to the acquisition of ethanol storage and leased railcar assets from our sponsor on January 1, 2016, partially offset by quarterly cash distributions.

We incurred capital expenditures of $0.3 million for the six months ended June 30, 2016,  of which $0.2 million relate to maintenance capital expenditures.

Revolving Credit Facility

On July 1, 2015, Green Plains Operating Company entered into an agreement for a five-year, $100.0 million revolving credit facility with various lenders to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. As of June 30, 2016, we had $47.0 million in borrowings outstanding under the revolving credit facility at a weighted-average interest rate of 2.5%. We were in compliance with our debt covenants as of June 30, 2016, and expect to maintain compliance with our debt covenants over the next twelve months. For more information related to our debt, see Note 4 – Debt to the consolidated financial statements included in this report and Note 8 – Debt to the consolidated financial statements included in our recast Form 8-K.

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

On May 13, 2016, the partnership distributed $13.1 million to unitholders of record as of May 6, 2016, related to the quarterly cash distribution of $0.4050 per unit that was declared on April 21, 2016, for the quarter ended March 31, 2016.

On July 20, 2016, the board of directors of the general partner declared a quarterly cash distribution of $0.41 per unit, or approximately $13.3 million in total, for the quarter ended June 30, 2016. The distribution will be paid on August 12, 2016, to unitholders of record as of August 5, 2016.

Contractual Obligations

Our contractual obligations as of June 30, 2016, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$55,100	$-	$-	$48,000	$7,100
Interest and fees on debt obligations (2)	5,574	1,256	2,511	1,347	460
Operating leases (3)	60,216	20,037	27,479	12,132	568
Service agreements (4)	1,618	957	661	-	-
Other (5)	4,210	769	785	1,210	1,446
Total contractual obligations	$126,718	$23,019	$31,436	$62,689	$9,574

(1)  Excludes debt discounts and issuance costs.

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

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare our consolidated financial statements. Information about our critical accounting policies and estimates are included in our recast Form 8-K.

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

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates.  At June 30, 2016, we had $47.0 million outstanding under the revolving credit facility. A 10% change in interest rates would affect our interest cost by approximately $116 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included in this report and  in  our recast Form 8-K.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Emerging Growth Company Status

As an emerging growth company,  we are not required to provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting, adopt new or revised financial accounting standards until they apply to private companies, comply with any new requirements adopted by the PCAOB to rotate audit firms or supplement the auditor’s report with additional information about the audit and financial statements of the issuer, or disclose the same level of information about executive compensation required of larger public companies.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our 2015 annual report and recast Form 8-K, and in this quarterly report on Form 10-Q, including the risk factors discussion in Part I, Item 1A, “Risk Factors” of the 2015 annual report and the discussion of risks and other information in this report, including “Cautionary Information Regarding Forward-Looking Statements,” which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time. We cannot predict such risks nor estimate the extent to which they may affect our financial performance. There have been no material changes to the risk factors disclosed in our 2015 annual report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1

Amendment No. 1 to Rail Transportation Services Agreement, dated September 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on May 12, 2016).

10.2	Clarifying Amendment to Ethanol Storage and Throughput Agreement, dated January 4, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC.
10.3	Correction to Rail Transportation Services Agreement, dated May 12, 2016, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Partners LP Annual Report on Form 10-Q for the quarterly period ended June 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: August 3, 2016 Date: August 3, 2016

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:  /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:  /s/ Jerry L. Peters                                 _

Jerry L. Peters
Chief Financial Officer

(Principal Financial Officer)