Form 10-Q
period 2016-09-30
Green Plains Partners LP
filed 2016-11-03
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

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

☐ Yes   ☒ No

The registrant had 15,910,658 common units and 15,889,642 subordinated units outstanding as of October 31, 2016.

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

mmgy
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

RBOB	Reformulated blendstock for oxygenate blending
SEC	Securities and Exchange Commission
U.S.	United States
USDA	U.S. Department of Agriculture
WASDE	World Agricultural Supply and Demand Estimates

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	September 30,	December 31,
	2016	2015*
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,325	$16,385
Accounts receivable	517	566
Accounts receivable from affiliates	13,394	14,347
Amortizable lease costs	411	1,710
Prepaid expenses and other	640	911
Total current assets	16,287	33,919

Property and equipment, net of accumulated depreciation of $22,622 and $19,720, respectively	51,986	41,862
Goodwill	10,598	10,598
Note receivable	8,100	8,100
Other assets	1,964	1,298
Total assets	$88,935	$95,777

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$4,849	$4,590
Accounts payable to affiliates	1,086	1,538
Accrued and other liabilities	5,732	6,230
Asset retirement obligations	306	638
Unearned revenue	786	607
Total current liabilities	12,759	13,603

Long-term debt	139,915	7,879
Asset retirement obligations	2,438	1,808
Other liabilities	863	677
Total liabilities	155,975	23,967

Partners' capital
Net investment - sponsor	-	6,299
Common unitholders - public (September 30, 2016 - 11,521,016 units issued and outstanding; December 31, 2015 - 11,510,089 units issued and outstanding)	114,079	161,079
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(39,034)	(21,088)
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(141,290)	(76,334)
General partner interests	(795)	1,854
Total partners' capital	(67,040)	71,810
Total liabilities and partners' capital	$88,935	$95,777

*Recast to include the historical balances of assets acquired in a transfer between entities under common control. See Notes 1 and 3 to the consolidated financial statements.

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2016	2015	2016	2015
Revenues
Affiliate	$24,139	$19,247	$69,445	$21,895
Non-affiliate	2,066	2,163	6,042	6,356
Total revenues	26,205	21,410	75,487	28,251
Operating expenses
Operations and maintenance	8,564	7,715	25,713	21,850
General and administrative	1,395	1,032	3,654	1,631
Depreciation and amortization	1,515	1,633	4,220	4,354
Total operating expenses	11,474	10,380	33,587	27,835
Operating income	14,731	11,030	41,900	416
Other income (expense)
Interest income	21	22	62	63
Interest expense	(501)	(173)	(1,295)	(227)
Total other expense	(480)	(151)	(1,233)	(164)
Income before income taxes	14,251	10,879	40,667	252
Income tax expense (benefit)	52	-	304	(3,999)
Net income	14,199	10,879	40,363	4,251
Net loss attributable to MLP predecessor	-	-	-	(6,628)
Net income attributable to the partnership	$14,199	$10,879	$40,363	$10,879

Net income attributable to partners' ownership interests:
General partner	$284	$218	$807	$218
Limited partners - common unitholders	6,962	5,332	19,786	5,332
Limited partners - subordinated unitholders	6,953	5,329	19,770	5,329

Earnings per limited partner unit (basic and diluted):
Common units	$0.44	$0.34	$1.24	$0.34
Subordinated units	$0.44	$0.34	$1.24	$0.34
Weighted average limited partner units outstanding (basic and diluted):
Common units	15,910	15,895	15,902	15,895
Subordinated units	15,890	15,890	15,890	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$40,363	$4,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,220	4,354
Accretion	183	155
Amortization of debt issuance costs	178	79
Increase in deferred lease liability	359	20
Deferred income taxes	(4)	(3,999)
Unit-based compensation	82	24
Changes in operating assets and liabilities:
Accounts receivable	49	136
Accounts receivable from affiliates	953	(14,811)
Prepaid expenses and other assets	437	(101)
Accounts payable and accrued liabilities	(450)	9,831
Accounts payable to affiliates	(452)	4,489
Other	281	(34)
Net cash provided by operating activities	46,199	4,394

Cash flows from investing activities
Purchases of property and equipment	(467)	(1,024)
Acquisition of assets from sponsor	(62,312)	-
Acquisition of assets	(90,000)	-
Proceeds on disposal of assets, net	-	19
Net cash used by investing activities	(152,779)	(1,005)

Cash flows from financing activities
Proceeds from initial public offering, net	-	157,422
Distributions to partners	(39,496)	(155,300)
Proceeds from revolving credit facility	167,000	-
Payments on revolving credit facility	(35,000)	-
Payments of loan fees	(987)	(875)
Member contributions, net	-	7,893
Other	3	-
Net cash provided by financing activities	91,520	9,140

Net change in cash and cash equivalents	(15,060)	12,529
Cash and cash equivalents, beginning of period	16,385	5,705
Cash and cash equivalents, end of period	$1,325	$18,234

Supplemental disclosures of cash flow
Cash paid for income taxes	$248	$1,006
Cash paid for interest	$1,052	$75

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

References to the Partnership and MLP Predecessor

References to “the partnership” in the consolidated financial statements and notes to the consolidated financial statements refer to Green Plains Partners LP and its subsidiaries. References to the “MLP predecessor” refer to BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes, and the assets, liabilities and results of operations of certain ethanol storage and railcar assets contributed by Green Plains Inc. in connection with the IPO on July 1, 2015. References to “the sponsor” in transactions subsequent to the IPO refer to Green Plains.

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

Consolidated Financial Statements

The consolidated financial statements include the accounts of the partnership and its controlled subsidiaries. All significant intercompany balances and transactions are eliminated on a consolidated basis for reporting purposes. Results for the interim periods presented are not necessarily indicative of the expected results for the entire year.

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

In accordance with GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer and the prior period financial statements of the transferee are recast for all periods the transferred operations were part of the parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar, the partnership received the ethanol storage and railcar assets in a transfer between entities under common control. The transferred assets and liabilities are recognized at our parent’s historical cost and reflected retroactively in the consolidated financial statements presented in this report. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the consolidated financial statements. There were no revenues related to the operation of the contributed ethanol storage and railcar assets for periods prior to July 1, 2015, when the related commercial agreements with Green Plains Trade became effective.

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

On September 23, 2016, Green Plains acquired three ethanol plants located in Madison, Illinois; Mount Vernon, Indiana and York, Nebraska from subsidiaries of Abengoa S.A. Concurrently with Green Plains’ acquisition of the Abengoa ethanol plants, the partnership acquired the related storage assets for  $90 million, accounted for as a transfer between entities under common control, and entered into amendments to the related commercial agreements with Green Plains Trade. Because the assets were acquired concurrently with Green Plains’ acquisition of the three ethanol plants from a third party, the assets were recognized at the preliminary value recorded in Green Plains’ purchase accounting and no retroactive adjustments were required. See Note 3 – Acquisitions to the consolidated financial statements for the impact to partners’ capital.

The unaudited financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. The adjustments are normal and recurring in nature, unless otherwise noted.

Reclassifications

Certain prior year amounts were reclassified to conform to a revised current year presentation. These reclassifications did not affect total revenues, operating expenses, net income or partners’ capital.

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. The partnership bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances. The partnership regularly evaluates the appropriateness of these estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including, but not limited to, those related to depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare the consolidated financial statements.

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider, supporting its parent’s approximately 1.5 bgy ethanol marketing and distribution business. The partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is fuel and industrial grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

Revenue Recognition

The partnership recognizes revenues when all of the following criteria are satisfied: persuasive evidence an arrangement exists; services have been rendered; the price is fixed and determinable; and collectability is reasonably assured.

The partnership derives revenues when product is delivered to the customer from its ethanol storage tanks and fuel terminals, and transportation services are performed. The partnership generates a substantial portion of its revenues under fee-based commercial agreements with Green Plains Trade.

The partnership’s storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. The partnership’s rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay the partnership fees for these minimum commitments regardless of the actual volume, throughput or capacity used for storage or transport. Payment related to volume that was not actually throughput by Green Plains Trade is applied as a credit toward volume in excess of the minimum volume commitment during any of the next four quarters, after which time unused credits expire. The partnership records a liability for deferred revenue in the amount of the credit that may be used in future periods and for charges to customers before the product is delivered. The partnership recognizes revenue and relieves the liability when credits are utilized or expire and when risk of loss is transferred with product delivery to the customer. As a result, a portion of the partnership’s revenues may be associated with cash collected during an earlier period that did not generate cash during the current period.

Concentrations of Credit Risk

In the normal course of business, the partnership is exposed to credit risk resulting from the possibility a loss may occur due to failure of another party to perform according to the terms of their contract. The partnership provides fuel storage and transportation services for various parties with a significant portion of its revenues earned from Green Plains Trade. The partnership continually monitors its credit risk exposure and concentrations.

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

Asset Retirement Obligations

The partnership records an ARO for the fair value of the estimated costs to retire a tangible long-lived asset in the period it will be incurred if it can be reasonably estimated, which is subsequently adjusted for accretion expense. The corresponding asset retirement costs are capitalized as a long-lived asset and depreciated on a straight-line basis over the asset’s remaining useful life. The expected present value technique used to calculate the fair value of the AROs includes assumptions about costs, settlement dates, interest, accretion and inflation. Changes in assumptions, including the amount or timing of estimated cash flows, could result in increases or decreases to the AROs. The partnership’s AROs are based on legal obligations to perform remedial activity when certain machinery and equipment are disposed and operating leases expire.

Income Taxes

The partnership is a limited partnership, which is not subject to federal income taxes. The partnership owns a subsidiary, however, that is taxed as a corporation for federal and state income tax purposes. In addition, the partnership is subject to state income taxes in certain states. As a result, the financial statements reflect a provision or benefit for such income taxes. The general partner and the unitholders are responsible for paying federal and state income taxes on their share of the partnership’s taxable income.

The partnership recognizes uncertainties in income taxes within the financial statements under a process by which the likelihood of a tax position is gauged based upon the technical merits of the position. Then, a subsequent measurement uses the maximum benefit and degree of likelihood to determine the amount of benefit recognized in the financial statements.

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

Effective January 1, 2019, the partnership will adopt the amended guidance in ASC 842, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Early application is permitted. The partnership is currently evaluating the impact adoption of the amended guidance will have on the consolidated financial statements and related disclosures.

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

•	the partnership’s right of first offer to acquire assets if Green Plains decides to sell them for up to five years from the consummation of the IPO;
•	a nontransferable, nonexclusive, royalty-free license to use the Green Plains trademark and name;
•	the allocation of taxes among the parent, partnership and its affiliates and the parent’s preparation and filing of tax returns; and
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

Contribution, Conveyance and Assumption Agreement

On July 1, 2015, in connection with the IPO, the partnership entered into a contribution, conveyance and assumption agreement with its general partner, Green Plains, Green Plains Operating Company, Green Plains Obion and Green Plains Trucking, and the following transactions, among others, occurred concurrently with the closing of the IPO:

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

Subsequent to the IPO, Green Plains Trucking conveyed its interest in the partnership to Green Plains.

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

3.  ACQUISITIONS

Abengoa Acquisition

Effective September 23, 2016, the partnership acquired the ethanol storage assets located in Madison, Illinois; Mount Vernon, Indiana, and York, Nebraska, for $90.0 million, which occurred concurrently with the acquisition of three ethanol plants by Green Plains from subsidiaries of Abengoa S.A. The partnership used its amended revolving credit facility to fund the purchase.

This transaction was accounted for as a transfer between entities under common control and approved by the conflicts committee; therefore, the net assets were transferred at the preliminary value recorded in Green Plains’ purchase accounting of $12.5 million.

The following is a summary of assets acquired and liabilities assumed (in thousands):

Purchase price, September 23, 2016	$90,000
Identifiable assets acquired:
Property and equipment, net	12,510
Partners' capital effect, September 23, 2016	$77,490

In conjunction with the acquisition, the partnership and Green Plains amended the 1) omnibus agreement, 2) operational services agreement, and 3) ethanol storage and throughput agreement. Please refer to Note 11 – Related Party Transactions to the consolidated financial statements for additional information.

Hereford and Hopewell Acquisition

Effective January 1, 2016, the partnership acquired the ethanol storage and leased railcar assets located in Hereford, Texas and Hopewell, Virginia from Green Plains for $62.3 million. The transaction was financed through the use of the revolving credit facility and cash on hand.

This transaction was considered a transfer between entities under common control and approved by the conflicts committee; therefore, the net assets were transferred at their historical cost of $6.3 million as of the original date of acquisition by the sponsor in the fourth quarter of 2015. The consolidated financial statements have been recast to reflect the results of operations, financial position and cash flows of this transaction as if the net assets were owned by the partnership since the sponsor purchased the two ethanol production facilities in the fourth quarter of 2015.

The following is a summary of assets acquired and liabilities assumed (in thousands):

Purchase price, January 1, 2016	$62,312
Identifiable assets acquired and liabilities assumed:
Property and equipment, net	6,447
Asset retirement obligations	(148)
Total identifiable net assets	6,299
Partners' capital effect, January 1, 2016	$56,013

The following is a summary of the results of operations of the acquired assets for the period of common control, or since October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively, during the year ended December 31, 2015 (in thousands):

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

4.  DEBT

Revolving Credit Facility

On July 1, 2015, Green Plains Operating Company entered into an agreement for a five-year, $100.0 million revolving credit facility, as the borrower, with various lenders to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. On September 16, 2016, Green Plains Operating Company entered into an amendment to the revolving credit facility agreement,  which increased the available borrowings to $155.0 million. The revolving credit facility contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The revolving credit facility, as amended, may be increased by up to an aggregate of $100.0 million without the consent of the lenders.

Loans under the revolving credit facility are subject to a floating interest rate based on the partnership’s maximum consolidated net leverage ratio equal to (a) a base rate plus 1.25% to 2.00% per year or (b) a LIBOR rate plus 2.25% to 3.00%. The revolving credit facility requires the partnership to maintain a maximum consolidated net leverage ratio of no more than 3.50 to 1.00 and a minimum consolidated interest coverage ratio of no less than 2.75 to 1.00, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. As of September 30, 2016, the revolving credit facility had an interest rate of 3.3%.

The partnership had $132.0 million of borrowings outstanding as of September 30, 2016, and no borrowings outstanding as of December 31, 2015, under the revolving credit facility.

Effective January 1, 2016, the partnership adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of approximately $221 thousand from other assets to long-term debt within the balance sheet as of December 31, 2015. As of September 30, 2016, there were $185 thousand of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt.

Scheduled long‑term debt repayments as of September 30, 2016, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$-
2017	-
2018	-
2019	-
2020	132,665
Thereafter	7,435
Total	$140,100

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of September 30, 2016.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the three and nine months ended September 30, 2016 and 2015.

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

The non-vested unit-based award activity for the nine months ended September 30, 2016, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2015	10,089	$14.93
Granted	16,260	15.82
Forfeited	(5,333)	14.93
Vested	(6,007)	14.69
Non-vested at September 30, 2016	15,009	$15.99	0.8

Compensation costs related to the unit-based awards of approximately $60 thousand and $82 thousand were recognized during three and nine months ended September 30, 2016. A net benefit of $15 thousand was recognized due to a forfeiture during the three months ended March 31, 2016. Compensation costs of approximately $24 thousand were recognized during the three and nine months ended September 30, 2015. At September 30, 2016, there was approximately $180 thousand of unrecognized compensation costs from unit-based awards.

6.  PARTNERS’ CAPITAL

Components of partners’ capital are as follows (in thousands):

		Partners' Capital
		Limited Partners
	Sponsor Equity in Contributed Assets	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2015*	$6,299	$161,079	$(21,088)	$(76,334)	$1,854	$71,810
Quarterly cash distributions to unitholders	-	(14,016)	(5,344)	(19,346)	(790)	(39,496)
Acquisition of Hereford and Hopewell assets	(6,299)	(19,877)	(7,581)	(27,436)	(1,119)	(62,312)
Acquisition of Abengoa assets	-	(27,513)	(10,483)	(37,944)	(1,550)	(77,490)
Net income	-	14,324	5,462	19,770	807	40,363
Unit-based compensation, including general partner net contributions	-	82	-	-	3	85
Balance, September 30, 2016	$-	$114,079	$(39,034)	$(141,290)	$(795)	$(67,040)

*Recast to include the historical balances of assets acquired in a transfer between entities under common control. See Notes 1 and 3 to the consolidated financial statements.

A rollforward of the number of common and subordinated limited partner units outstanding is as follows:

	Common Units-	Common Units-	Subordinated Units-
	Public	Green Plains	Green Plains	Total
Units, December 31, 2015	11,510,089	4,389,642	15,889,642	31,789,373
Units issued under the LTIP	16,260	-	-	16,260
Units forfeited under the LTIP	(5,333)	-	-	(5,333)
Units, September 30, 2016	11,521,016	4,389,642	15,889,642	31,800,300

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

On August 12, 2016, the partnership distributed  $13.3 million to unitholders of record as of August 5, 2016, related to the quarterly cash distribution of $0.41 per unit that was declared on July 20, 2016,  for the quarter ended June 30, 2016.

On October 20, 2016, the board of directors of the general partner declared a quarterly cash distribution of $0.42 per unit, or approximately $13.6 million in total, for the quarter ended September 30, 2016. The distribution will be paid on November 14, 2016, to unitholders of record as of November  4, 2016.

The allocation of total cash distributions to the general and limited partners applicable to the period the distributions were earned for the three and nine months ended September 30, 2016, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
General partner distribution	$273	$259	$802	$259
Limited partners' distributions:
Limited partner common units - public	4,839	4,604	14,222	4,604
Limited partner common units - Green Plains	1,843	1,756	5,421	1,756
Limited partner subordinated units - Green Plains	6,674	6,356	19,624	6,356
Total limited partners' distributions	13,356	12,716	39,267	12,716
Total cash distributions	$13,629	$12,975	$40,069	$12,975

7.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit is the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of September 30, 2016.  The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended September 30, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$6,682	$6,674	$273	$13,629
Earnings in excess of distributions	280	279	11	570
Total net income	$6,962	$6,953	$284	$14,199

Weighted-average units outstanding - basic and diluted	15,910	15,890

Earnings per limited partner unit - basic and diluted	$0.44	$0.44

	Nine Months Ended September 30, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$19,643	$19,624	$802	$40,069
Earnings in excess of distributions	143	146	5	294
Total net income	$19,786	$19,770	$807	$40,363

Weighted-average units outstanding - basic and diluted	15,902	15,890

Earnings per limited partner unit - basic and diluted	$1.24	$1.24

	Three Months Ended September 30, 2015
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$6,360	$6,356	$259	$12,975
Earnings less than distributions	(1,028)	(1,027)	(41)	(2,096)
Total net income	$5,332	$5,329	$218	$10,879

Weighted-average units outstanding - basic and diluted	15,895	15,890

Earnings per limited partner unit - basic and diluted	$0.34	$0.34

8.  INCOME TAXES

The partnership is a limited partnership, which is not subject to federal income taxes. The partnership owns a subsidiary, however, that is taxed as a corporation for federal and state income tax purposes. In addition, the partnership is subject to state income taxes in certain states. As a result, the financial statements reflect a provision or benefit for such income taxes. The general partner and the unitholders are responsible for paying federal and state income taxes on their share of the partnership’s taxable income.

The MLP predecessor was a single member limited liability company, treated as a non-taxable disregarded entity in Green Plains’ federal and state income tax returns. For periods prior to the IPO, the consolidated financial statements reflect income taxes as if the MLP predecessor had filed separate federal and state tax returns. Under a tax sharing agreement between the MLP predecessor and Green Plains, the MLP predecessor periodically made payments to Green Plains for its share of Green Plains’ tax liabilities. Differences between amounts due to Green Plains under the agreement and the total income tax expense of the MLP predecessor, which were determined as if the MLP predecessor filed separate tax returns, are reflected as member contributions in partners’ capital. These amounts included net contributions of $11 thousand for the nine months ended September 30, 2015.

Income taxes for the MLP predecessor were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to be applied to taxable income in the years those temporary differences were expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities was recognized in income in the period that includes the enactment date.

At the closing of the IPO, current and deferred income taxes were settled through equity contributions from Green Plains. At the same time, the MLP predecessor’s participation in the tax sharing agreement was terminated.

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land and railcars under agreements that expire on various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the term of the lease, which resulted in a deferred lease liability of  $708 thousand and $349 thousand as of September 30, 2016, and December 31, 2015, respectively. The partnership incurred lease expenses of $6.1 million and $18.7 million during the three and nine months ended September 30, 2016, respectively, and $5.4 million and $16.6 million during the three and nine months ended September 30, 2015, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2016 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2016	$5,945
2017	21,571
2018	15,247
2019	10,460
2020	8,403
Thereafter	4,481
Total	$66,107

In connection with the IPO, the partnership and Green Plains Trade entered into a ten-year storage and throughput agreement, under which Green Plains Trade was obligated to throughput a minimum of 212.5 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs.

Effective January 1, 2016, and September 23, 2016, the storage and throughput agreement was amended in connection with the acquisition of additional ethanol storage and transportation assets. In accordance with the amended agreement, Green Plains Trade is now obligated to throughput a minimum of 296.6 mmg per calendar quarter. For accounting purposes, the partnership records revenues related to this agreement as operating lease revenues. Minimum revenues under this agreement for the remainder of 2016 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2016	$14,830
2017	59,320
2018	59,320
2019	59,320
2020	59,320
Thereafter	266,940
Total	$519,050

Service Agreements

The partnership entered into agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during the three and nine months ended September 30, 2016 and 2015. Aggregate minimum payments under these agreements for the remainder of 2016 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2016	$307
2017	747
2018	331
2019	-
2020	-
Thereafter	-
Total	$1,385

Legal

Routinely, the partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

10.  MAJOR CUSTOMERS

Revenues from two customers exceeding 10% of the partnership’s total revenues are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Green Plains Trade	$24,139	$19,247	$69,445	$21,895
Customer A	n/a	n/a	n/a	2,847

11.  RELATED PARTY TRANSACTIONS

In addition to the related party purchases disclosed in Note 3 – Acquisitions to the consolidated financial statements, the partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. While these allocated costs are not necessarily representative of costs that may have been incurred if they were from a third party, the partnership believes these costs would not have been materially different had they been determined on a stand-alone basis. The partnership recorded expenses related to these shared services of approximately $0.9 million and $2.7 million for the three and nine months ended September 30, 2016, respectively, and $0.7 million and $0.9 million for three and nine months ended September 30, 2015, respectively. In addition, the partnership reimburses Green Plains for wages and benefits of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

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

Under the storage and throughput agreement, Green Plains Trade was obligated to throughput a minimum of 212.5 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. Effective January 1, 2016, and September 23, 2016, the storage and throughput agreement was amended in connection with the acquisition of certain ethanol storage and leased railcar assets. Under the amended agreement, Green Plains Trade is now obligated to a throughput of 296.6 mmg per calendar quarter. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. Green Plains Trade has met its minimum volume commitments for each of the quarters since inception of the storage and throughput agreement.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the three and nine months ended September 30, 2016, the average monthly fee was approximately $0.0328 and $0.0343 per gallon, respectively, for the railcar volumetric capacity provided by the partnership, which was 80.6 mmg as of September 30, 2016.  The partnership’s leased railcar fleet consisted of approximately 3,100 railcars as of September 30, 2016. During the three months ended September 30, 2015, the average monthly fee was approximately $0.0359 per gallon for the railcar volumetric capacity provided by the partnership, which was 66.3 mmg as of September 30, 2015. The partnership’s leased railcar fleet consisted of approximately 2,200 railcars as of September 30, 2015.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Since the IPO, Green Plains Trade has entered into lease renewals in the normal course of business at comparable margins.

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

Under the Birmingham terminal services agreement, Green Plains Trade is obligated to pay $0.0355 per gallon on its throughput subject to a minimum volume commitment of approximately 2.8 mmg per month of ethanol and other fuels, as well as fees for ancillary services.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation agreement of $22.5 million and $64.5 million for the  three and nine months ended September 30, 2016,  respectively, and $17.8 million for the three months ended September 30, 2015. The partnership recorded revenues from Green Plains Trade related to trucking and terminal services of $1.6 million and $4.9 million for the three and nine months ended September 30, 2016, respectively. The MLP predecessor and the partnership recorded revenues from Green Plains Trade related to trucking and terminal services of $1.5 million and $4.1 million for the three and nine months ended September 30, 2015, respectively.

In February 2015, a subsidiary of the MLP predecessor made an equity distribution to Green Plains in the amount of $3.3 million.

The partnership distributed $8.6 million and $25.5 million to Green Plains related to the quarterly cash distribution paid for the three and nine months ended September 30, 2016, respectively, and $8.4 million for the three and nine months ended September 30, 2015.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2015 annual report and recast Form 8‑K. The results of operations for the three and nine months ended September 30, 2016,  are not necessarily indicative of the results we expect for the full year.

Cautionary Information Regarding Forward-Looking Statements

This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. Forward-looking statements generally do not relate strictly to historical or current facts, but rather to plans and objectives for future operations based on management’s reasonable estimates of future results or trends, and include statements preceded by, or followed by words such as “anticipates,” “believes,” “continues,” “estimates,” “expects,” “intends,” “outlook,” “plans,” “predicts,” “may,” “could,” “should,” “will,” and similar words and phrases, and include, but are not limited to, statements regarding future operating or financial performance, business strategy, business environment, key trends and benefits of actual or planned acquisitions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The forward-looking statements are made in accordance with safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe our expectations regarding future events are based on reasonable assumptions, any or all forward-looking statements in this report may be based on inaccurate assumptions or not account for all known or unknown risks and uncertainties, and therefore, may be incorrect. Consequently, no forward-looking statement is guaranteed, and actual future results may vary materially from the results expressed or implied in our forward-looking statements. The cautionary statements in this report apply to all of our forward-looking statements. In addition, we are not obligated, and do not intend, to update any of our forward-looking statements at any time unless an update is required by applicable securities laws. Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include, but are not limited to, those discussed in Part I, Item 1A – Risk Factors of our 2015 annual report. Specifically, we may experience significant fluctuations in future operating results due to a number of economic conditions, such as changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; and other risk factors detailed in our reports filed with the SEC.

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

Overview

Green Plains Partners provides fee-based fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. We were formed by Green Plains, a vertically integrated ethanol producer, to be its primary downstream logistics provider and completed our IPO on July 1, 2015, at which time our parent contributed its ethanol storage and leased railcar assets in a transfer between entities under common control. We generate a substantial portion of our revenues under fee-based commercial agreements with Green Plains Trade for receiving, storing, transferring and transporting ethanol and other fuels, which are supported by minimum volume or take-or-pay capacity commitments. We do not take ownership or receive any payments based on the value of the ethanol or other fuels we handle; therefore, we do not have any direct exposure to fluctuating commodity prices.

Results of Operations

Our parent operated its facilities at approximately 92.5% of capacity, resulting in record ethanol production of 292.2 million gallons for the third quarter of 2016, compared with 215.6 million gallons for the same quarter last year. The increase in production volumes and associated revenues were primarily attributable to production at the Hereford, Texas plant, which was acquired on November 12, 2015; the Hopewell, Virginia plant, which was acquired on October 23, 2015, and resumed ethanol production on February 8, 2016;  and the Madison, Illinois; Mount Vernon, Indiana, and York, Nebraska plants, which were acquired on September 23, 2016.

Industry Trends and Factors Affecting our Results of Operations

According to the EIA, domestic ethanol production in the third quarter of 2016 averaged 1,005,000 barrels per day, compared with an average of 962,000 barrels per day during the third quarter of last year. The blend rate of ethanol into the U.S. gasoline supply remained at 9.9% during the third quarter of 2016. U.S. domestic ethanol ending stocks were 20.2 million barrels as of September 30, 2016, 6.4% lower than the inventory at the beginning of the quarter.

U.S. demand for gasoline was 2.6% higher in the third quarter of 2016, compared to the same period a year ago. Higher gasoline demand for the third quarter led to a similar increase in ethanol demand. In addition, the number of retail stations offering E15 has increased since the beginning of the year. As of September 30, 2016, 355 retail stations were selling E15, up from 182 stations at December 31, 2015.

On October 12, 2016, the USDA updated its corn production estimate for the 2016-17 marketing year to 15.057 billion bushels, an 11% increase in its production forecast over the 2015-16 marketing year. The projected range for the 2016-17 marketing year’s average corn price is $2.95 to $3.55 per bushel, according to the October WASDE report. The average price of sugar increased to July 2012 levels, averaging 21 cents per pound during the third quarter due to concerns regarding the world’s sugar supply. Brazil, the second-largest ethanol producing country, uses sugarcane to produce sugar and ethanol.

As of August 31, 2016, year-to-date domestic ethanol exports were 594.3 million gallons, up 5.3% from year-to-date August 2015 volumes. According to the EIA, net U.S. ethanol exports are forecasted to be approximately 900 million gallons for 2016, up from 730 million gallons for 2015. Canada, China, Brazil, India and the Philippines accounted for approximately 80% of August year-to-date U.S. ethanol export volumes.

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

The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods presented and a reconciliation of net income to distributable cash flow for the three and nine months ended September 30, 2016  (unaudited, dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$14,199	$10,879	$40,363	$4,251
Interest expense	501	173	1,295	227
Income tax expense (benefit)	52	-	304	(3,999)
Depreciation and amortization	1,515	1,633	4,220	4,354
Transaction costs	490	400	486	400
Unit-based compensation expense	60	24	82	24
Adjusted EBITDA	16,817	13,109	46,750	$5,257
Less:
Interest paid or payable	501	173	1,295
Income taxes paid or payable	53	-	308
Maintenance capital expenditures	77	108	252
Distributable cash flow (1)	$16,186	$12,828	$44,895

Distributions declared (2)	$13,629	$12,975	$40,069

Coverage ratio	1.19x	0.99x	1.12x

(1) Distributable cash flow computations for periods before the partnership’s IPO are not considered meaningful.

(2) Includes distributions declared for the periods indicated; the distributions declared for each quarter are paid during the following quarter.

Recent Developments

Effective September 23, 2016, we acquired the ethanol storage assets of the Madison, Illinois; Mount Vernon, Indiana and York, Nebraska ethanol production facilities for $90 million, which occurred concurrently with the acquisition of three ethanol plants by Green Plains from subsidiaries of Abengoa S.A. The acquired assets include ethanol storage tanks that support the plants’ combined annual production capacity of approximately 236 million gallons. We used our amended revolving credit facility to fund the purchase.

On August 25, 2016, the partnership filed a shelf registration statement on Form S-3 with the SEC,  registering an indeterminate number of debt and equity securities with a total offering price not to exceed $500,000,250 that was declared effective September 2, 2016.  The partnership also registered 13,513,500 common units, consisting of 4,389,642 common units and 9,123,858 common units that may be issued upon conversion of subordinated units, in each case, currently held by Green Plains.

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

Comparability of our Financial Results

The financial results for the nine months ended September 30, 2016, reflect those of the partnership, which includes the results related to assets acquired subsequent to the IPO in transfers between entities under common control. The financial results for the nine months ended September 30, 2015,  reflect the results of the MLP predecessor prior to the IPO and the results of the partnership for the period subsequent to the IPO through September 30, 2015. The financial results of the MLP predecessor include the results of BlendStar, our predecessor for accounting purposes, and the assets, liabilities and results of operations of certain ethanol storage and railcar assets contributed by Green Plains in a transfer between entities under common control in connection with the IPO.

In accordance with GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer and the prior period financial statements of the transferee are recast for all periods the transferred operations were part of the parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar, we received the ethanol storage and railcar assets in a transfer between entities under common control. The transferred assets and liabilities are recognized at our parent’s historical cost and reflected retroactively in the consolidated financial statements presented in this report. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the consolidated financial statements. There were no revenues related to the operation of the contributed ethanol storage and railcar assets for periods prior to July 1, 2015, when the related commercial agreements with Green Plains Trade became effective.

Selected Financial Information and Operating Data

The following table reflects selected financial information (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2016	2015	% Var.	2016	2015	% Var.(1)
Revenues
Storage and throughput services	$14,633	$10,795	35.6%	$40,954	$10,795	-%
Terminal services	3,048	2,997	1.7	8,893	9,141	-
Railcar capacity	7,888	6,987	12.9	23,562	6,987	-
Other	636	631	0.8	2,078	1,328	-
Total revenues	26,205	21,410	22.4	75,487	28,251	-
Operating expenses
Operations and maintenance	8,564	7,715	11.0	25,713	21,850	-
General and administrative	1,395	1,032	35.2	3,654	1,631	-
Depreciation	1,515	1,633	(7.2)	4,220	4,354	-
Total operating expenses	11,474	10,380	10.5	33,587	27,835	-
Operating income	$14,731	$11,030	33.6%	$41,900	$416	-%

(1) Percentage variance not considered meaningful.

The following table reflects selected operating data (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Var.	2016	2015	% Var.
Product volumes (mmg)
Storage and throughput services(1)(2)	292.2	215.6	35.5%	813.5	215.6	-%

Terminal services:
Affiliate	30.6	25.2	21.4	89.5	82.0	9.1
Non-affiliate	49.5	54.8	(9.7)	141.1	162.5	(13.2)
	80.1	80.0	0.1	230.6	244.5	(5.7)

Railcar capacity billed (daily avg.)(1)(2)	79.2	64.3	23.2	76.4	64.3	-

(1)  Nine months ended September 30, 2015, includes volumetric data since July 1, 2015, when related commercial agreements became effective.

(2) Percentage variance not considered meaningful for the nine-month period ended September 30, 2015.

Three Months Ended  September 30, 2016,  Compared with the Three Months Ended September 30, 2015

Consolidated revenues increased $4.8 million for the three months ended September 30, 2016, compared with the same period for 2015. Revenues generated from our storage and throughput agreement with Green Plains Trade increased $3.8 million due to higher throughput volumes as a result of the acquired ethanol storage assets and higher production capacity utilization by Green Plains.  Revenues generated from our rail transportation services agreement with Green Plains Trade increased $0.9 million due to higher railcar volumetric capacity provided by the partnership as a result of additional railcar requirements to transport incremental production volume.

Operations and maintenance expenses increased $0.8 million for the three months ended September 30, 2016,  compared with the same period for 2015 primarily due  to higher railcar lease expense.

General and administrative expenses  increased $0.4 million for the three months ended September 30, 2016, compared with the same period for 2015 due to transaction costs related to the acquisition of ethanol storage assets and administrative costs incurred as a publicly traded entity.

Distributable cash flow increased $3.4 million for the three months ended September 30, 2016, compared with the same period for 2015 primarily due to increased net income as a result of higher throughput volumes associated with acquired ethanol storage assets and higher production capacity utilization by Green Plains.

Nine Months  Ended September 30, 2016, Compared with the Nine Months Ended September 30, 2015

Revenues generated from our storage and throughput agreement and rail transportation services agreement with Green Plains Trade, executed in connection with our IPO and effective beginning July 1, 2015, were $64.5 million for the nine months ended September 30, 2016, compared with $17.8 million for the same period for 2015.

Operations and maintenance expenses increased $3.9 million for the nine months ended September 30, 2016, compared with the same period for 2015 primarily due to higher railcar lease expense and wages.

General and administrative expenses increased $2.0 million for the nine months ended September 30, 2016, compared with the same period for 2015 primarily due to administrative costs incurred as a publicly traded entity.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities and borrowings under our revolving credit facility. We consider opportunities to repay, redeem, repurchase or refinance our debt, depending on market conditions, as part of our normal course of doing business. Our ability to meet our debt service obligations and other capital requirements depends on our future operating performance, which is subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We plan to fund future expansion capital expenditures primarily from external sources, including borrowings under our revolving credit facility and issuances of debt and equity securities. We expect these sources will be adequate for both our short-term and long-term liquidity needs.

On January 1, 2016, we purchased the ethanol storage and leased railcar assets related to the Hereford and Hopewell production facilities from our sponsor by drawing $48.0 million on our revolving credit facility and using $14.3 million of cash on hand.

On August 25, 2016, the partnership filed a universal shelf registration statement with the SEC, registering an indeterminate number of equity and debt securities with a total offering price not to exceed $500,000,250 that was declared effective September 2, 2016.  The partnership also registered 13,513,500 common units, consisting of 4,389,642 common units and 9,123,858 common units that may be issued upon conversion of subordinated units, in each case, currently held by Green Plains.

On September 16, 2016, Green Plains Operating Company increased its revolving credit facility agreement from $100.0 million to $155.0 million, which it used to fund the $90.0 million purchase of ethanol storage assets associated with the Madison, Illinois; Mount Vernon, Indiana and York, Nebraska production facilities on September 23, 2016.

At September 30, 2016,  we had $1.3 million of cash and cash equivalents and  $23.0 million available under our revolving credit facility.

Net cash provided by operating activities was $46.2 million for the nine months ended September 30, 2016, compared with net cash provided by operating activities of $4.4 million for the nine months ended September 30, 2015. Cash flows from operating activities were driven primarily by increased operating profits. Net cash used by investing activities was $152.8 million for the nine months ended September 30, 2016, primarily due to the acquisitions of ethanol storage and leased railcar assets on January 1, 2016, and September 23, 2016. Net cash provided by financing activities was $91.5  million for the nine months ended September 30, 2016, primarily due to net borrowings on the revolving credit facility related to the acquisitions of ethanol storage and leased railcar assets on January 1, 2016, and September 23, 2016, partially offset by quarterly cash distributions.

We also incurred capital expenditures of $0.5 million for the nine months ended September 30, 2016, $0.3 million of which related to maintenance capital expenditures.

Revolving Credit Facility

On July 1, 2015, Green Plains Operating Company entered into an agreement for a five-year, $100.0 million revolving credit facility with various lenders to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. On September 16, 2016, Green Plains Operating Company entered into an amendment to the revolving credit facility agreement,  which increased the available borrowings to $155.0 million. Loans under the revolving credit facility are subject to an amended floating interest rate based on the partnership’s maximum consolidated net leverage ratio equal to (a) a base rate plus 1.25% to 2.00% per year or (b) a LIBOR rate plus 2.25% to 3.00%. The revolving credit facility, as amended, may be increased by up to an aggregate of $100.0 million without the consent of the lenders. As of September 30, 2016, we had $132.0 million in borrowings outstanding under the revolving credit facility at an interest rate of 3.3%. We were in compliance with our debt covenants as of September 30, 2016, and expect to maintain compliance over the next twelve months. For more information related to our debt, see Note 4 – Debt to the consolidated financial statements included in this report and Note 8 – Debt to the consolidated financial statements included in our recast Form 8-K.

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

On August 12, 2016, the partnership distributed $13.3 million to unitholders of record as of August 5, 2016, related to the quarterly cash distribution of $0.41 per unit that was declared on July 20, 2016,  for the quarter ended June 30, 2016

On October 20, 2016, the board of directors of the general partner declared a quarterly cash distribution of $0.42 per unit, or approximately $13.6 million in total, for the quarter ended September 30, 2016. The distribution will be paid on November 14, 2016, to unitholders of record as of November 4, 2016.

Contractual Obligations

Our contractual obligations as of September 30, 2016, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$140,100	$-	$-	$133,168	$6,932
Interest and fees on debt obligations (2)	17,199	4,439	8,879	3,443	438
Operating leases (3)	66,107	21,825	29,194	12,958	2,130
Service agreements (4)	1,385	889	496	-	-
Other (5)	4,177	722	926	1,129	1,400
Total contractual obligations	$228,968	$27,875	$39,495	$150,698	$10,900

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases that are entered into during the ordinary course of business and disclosed in the Contractual Obligations section above.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates. At September 30, 2016, we had $132.0 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $434 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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
2.1

Asset Purchase Agreement, dated September 23, 2016, by and among Green Plains, Inc., Green Plains Madison LLC, Green Plains Mount Vernon LLC, Green Plains York LLC, Green Plains Holdings LLC, Green Plains Partners LP, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC and Green Plains Logistics LLC (incorporated by reference to Exhibit 2.1 of our Form 8-K filed with the SEC on September 26, 2016).

10.1

Second Amendment to the Omnibus Agreement, dated September 23, 2016, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on September 26, 2016).

10.2

Amendment No. 2 to Operational Services and Secondment Agreement, dated September 23, 2016, between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.2 of our Form 8-K filed with the SEC on September 26, 2016).

10.3

Amendment No. 2 to Ethanol Storage and Throughput Agreement, dated September 23, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.3 of our Form 8-K filed with the SEC on September 26, 2016).

10.4

First Amendment to Credit Agreement, dated September 16, 2016, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of our Form 8-K filed with the SEC on September 16, 2016).

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
101

The following information from Green Plains Partners LP Annual Report on Form 10-Q for the quarterly period ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: November 3, 2016 Date: November 3, 2016

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:  /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:  /s/ Jerry L. Peters                                 _

Jerry L. Peters
Chief Financial Officer

(Principal Financial Officer)