Form 10-K
period 2016-12-31
Green Plains Partners LP
filed 2017-02-22
CIK 1635650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File Number 001-37469

Green Plains PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	47-3822258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1811 Aksarben Drive, Omaha, NE 68106	(402) 884-8700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Large accelerated filer  ☐      Accelerated filer  ☒      Non‑accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2016, based upon the last sale price of the common units on such date, was approximately $245.0 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.

As of February 14, 2017, the registrant had 15,910,658 common units and 15,889,642 subordinated units outstanding.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this annual report are defined as follows:

Green Plains Partners LP and Subsidiaries:

z
Birmingham BioEnergy	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Green Plains Ethanol Storage	Green Plains Ethanol Storage LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Trucking II	Green Plains Trucking II LLC
MLP predecessor	BlendStar LLC and its subsidiaries, and the assets, liabilities and results of operations of the ethanol storage and leased railcar assets contributed by Green Plains

Green Plains Inc. and Subsidiaries:

Green Plains; our parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings	Green Plains Holdings LLC; our general partner
Green Plains Obion	Green Plains Obion LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Trucking	Green Plains Trucking LLC

Other Defined Terms:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
BNSF	BNSF Railway Company
CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
Clean Water Act	Water Pollution Control Act of 1972
CSX	CSX Transportation, Inc.
DOT	U.S. Department of Transportation
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
EVWR	Evansville Western Railway, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FRA	Federal Railroad Administration
GAAP	U.S. Generally Accepted Accounting Principles
ILUC	Indirect land usage charge
IPO	Initial public offering of Green Plains Partners LP
IRA	Individual retirement account
IRS	Internal Revenue Service
JOBS Act	Jumpstart Our Business Startups Act of 2012
KCS	Kansas City Southern Railway Company
LCFS	Low Carbon Fuel Standard
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
Mmgy	Million gallons per year
MTBE	Methyl tertiary-butyl ether

Nasdaq	The Nasdaq Global Market
NEO	Named executive officer
NMTC	New markets tax credits
OSHA	U.S. Occupational Safety and Health Administration
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
PHMSA	Pipeline and Hazardous Materials Safety Administration
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
Securities Act	Securities Act of 1933
SEC	Securities and Exchange Commission
U.S.	United States
USDA	U.S. Department of Agriculture

Cautionary Statement Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so investors can better understand future prospects and make informed investment decisions. As such, forward-looking statements are included in this report or incorporated by reference to other documents filed with the SEC.

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

PART I

Item 1.  Business.

References to “we,” “our,” “us” or the “partnership” used in present tense for periods beginning on or after July 1, 2015, refer to Green Plains Partners LP and its subsidiaries. References to the “MLP predecessor” used in a historical context for periods ended on or before June 30, 2015, refer to BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes, and the assets, liabilities and results of operations of the ethanol storage and leased railcar assets contributed by Green Plains in connection with the IPO on July 1, 2015. References to our “sponsor” in transactions subsequent to the IPO refer to Green Plains.

Formation and Initial Public Offering and Subsequent Drop Downs

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

On January 1, 2016, we acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities from our sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by our sponsor, on October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively. There were no revenues related to these assets for periods before January 1, 2016, when amendments to our commercial agreements related to the drop down became effective.

On September 23, 2016, we acquired the ethanol storage assets located in Madison, Illinois; Mount Vernon, Indiana and York, Nebraska related to three ethanol plants, which occurred concurrently with the acquisition of these facilities by Green Plains from subsidiaries of Abengoa S.A. The transaction was accounted for as a transfer between entities under common control and the assets were recognized at the preliminary value recorded in Green Plains’ purchase accounting. No retroactive adjustments were required.

Overview

Green Plains Partners provides  fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage facilities, terminals, transportation assets and other related assets and businesses. We were formed by Green Plains, a vertically integrated ethanol producer, to support its marketing and distribution activities as its primary downstream logistics provider.

We generate a substantial portion of our revenues under fee-based commercial agreements with Green Plains Trade for receiving, storing, transferring and transporting ethanol and other fuels, which are supported by minimum volume or take-or-pay capacity commitments. We do not take ownership or receive any payments based on the value of  ethanol or other fuels we handle. As a result, we do not have direct exposure to fluctuating commodity prices.

Our parent owns a 62.5% limited partner interest in us, consisting of 4,389,642 common units and 15,889,642 subordinated units, a 2.0% general partner interest and all of our incentive distribution rights. The public owns the remaining 35.5% limited partner interest. The following diagram depicts our simplified organizational structure at December 31, 2016:

Green Plains Inc.
(NASDAQ: GPRE)
(Our Parent)
100% ownership interest
Green Plains Holdings LLC
(our General Partner)
Incentive Distribution Rights
Public Unitholders
62.5% LP Interest
(4.4mm common units +
15.9mm subordinated units)
2% general partner interest
35.5% LP Interest
(11.5mm common units)
Green Plains Partners LP
(NASDAQ: GPP)
(the Partnership)
100% ownership interest
Operating Companies
(including BlendStar LLC)

Our Assets and Operations

Ethanol Storage.   Our ethanol storage assets are the principal method of storing ethanol produced at our parent’s ethanol production plants. Most of our parent’s ethanol production plants are located near major rail lines. Ethanol can be distributed from our storage facilities to bulk terminals via truck, railcar or barge.

We own or lease 39 ethanol storage facilities  and approximately 56 acres of land. Our storage tanks are located at or near our parent’s 17 ethanol production plants in Indiana, Illinois, Iowa, Michigan, Minnesota, Nebraska, Tennessee, Texas and Virginia.

Our ethanol storage tanks have combined storage capacity of approximately 38.6 mmg and aggregate throughput capacity sufficient for our parent’s current production capacity of 1,470 mmgy. For the year ended December 31, 2016, the ethanol storage assets had throughput of approximately 1,148 mmg, representing 90.0% of our parent’s daily average production capacity. The following table presents additional ethanol production plant details by location:

Plant Location	Initial Operation or Acquisition Date	Major Rail Line Access	Plant Production Capacity (mmgy)	On-Site Ethanol Storage Capacity (thousands of gallons)	Throughput Year Ended December 31, 2016 (mmg)
Atkinson, Nebraska	June 2013	BNSF	55	2,074	46
Bluffton, Indiana	Sept. 2008	Norfolk Southern	120	3,000	116
Central City, Nebraska	July 2009	Union Pacific	110	2,250	106
Fairmont, Minnesota	Nov. 2013	Union Pacific	119	3,124	84
Hereford, Texas	Nov. 2015	BNSF	100	4,406	90
Hopewell, Virginia (1)	Oct. 2015	Norfolk Southern	60	761	36
Lakota, Iowa	Oct. 2010	Union Pacific	124	2,500	113
Madison, Illinois (2)	Sept. 2016	Port Harbor	90	2,855	23
Mount Vernon, Indiana (2)	Sept. 2016	EVWR	90	2,855	22
Obion, Tennessee	Nov. 2008	Canadian National	120	3,000	124
Ord, Nebraska	July 2009	Union Pacific	61	1,550	53
Otter Tail, Minnesota	Mar. 2011	BNSF	55	2,000	49
Riga, Michigan	Oct. 2010	Norfolk Southern	60	1,239	50
Shenandoah, Iowa	Aug. 2007	BNSF	75	1,524	71
Superior, Iowa	July 2008	Union Pacific	60	1,238	53
Wood River, Nebraska	Nov. 2013	Union Pacific	121	3,124	97
York, Nebraska (2)	Sept. 2016	BNSF	50	1,100	15
Total			1,470	38,600	1,148

(1) Throughput for the year ended December 31, 2016, relates only to the period since February 8, 2016, when Hopewell plant operations resumed.

(2) The ethanol storage and railcar assets at the Madison, Mount Vernon and York plants were acquired on September 23, 2016. Throughput for the year ended December 31, 2016, relates only to the period since the assets were acquired. These plants allow us to access markets through multiple class one railroads, truck or barge.

Terminal and Distribution Services.    We own and operate eight fuel terminals with combined total storage capacity of approximately 7.4 mmg in Alabama, Louisiana, Mississippi, Kentucky, Tennessee and Oklahoma and access to major rail lines. We also own approximately five acres of land and lease approximately 19 acres of land where  our fuel terminals are located. For the year ended December 31, 2016, the aggregate throughput at these facilities was approximately 308.2 mmg.

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

Transportation and Delivery.  Ethanol deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads or barge delivery to national or international ports. Currently, our leased railcar fleet consists of approximately 3,100 railcars with an aggregate capacity of approximately 90.6 mmg. We expect our railcar volumetric capacity to fluctuate over the normal course of business as our existing railcar leases expire and we enter into or acquire new railcar leases. Our volumetric capacity is used to transport product primarily from our ethanol storage facilities and third-party production facilities to other fuel terminals, including our own, international export terminals and refineries located throughout the United States.

We also own and operate a fleet of seven trucks that transport ethanol and other biofuels. Six additional trucks were ordered in January 2017.

Segments

Our operations consist of one reportable segment with all business activities conducted in the United States.

Our Relationship with Green Plains

Our parent is a vertically integrated producer, marketer and distributor of ethanol and the second largest consolidated owner of ethanol plants in North America. Our parent mitigates commodity price volatility by owning and operating assets throughout the ethanol value chain, which differentiates it from companies focused only on ethanol production.

We benefit significantly from our relationship with our parent. Our assets are the principal method of storing and delivering the ethanol our parent produces. Our commercial agreements with Green Plains Trade account for a substantial portion of our revenues.

Our parent has a majority interest in us through the ownership of our general partner, a 62.5% limited partner interest and all of our incentive distribution rights. We believe our parent will continue to support the successful execution of our business strategies given its significant ownership in us and the importance of our assets to Green Plains’ operations.

We entered into several agreements with our parent, which were established in conjunction with the IPO, including: an omnibus agreement; a contribution, conveyance and assumption agreement; an operational services and secondment agreement; and various commercial agreements described below. For additional information, please refer to Note 3 – Initial Public Offering to the consolidated financial statements included in this report. For the agreements in their entirety and any subsequent amendments, please refer to Item 15 – Exhibits, Financial Statement Schedules.

Commercial Agreements with Affiliate

A substantial portion of our revenues and cash flows are derived from our commercial agreements with Green Plains Trade, our primary customer, including a (1) fee-based storage and throughput agreement, (2) Birmingham terminal services agreement, (3) fee-based rail transportation services agreement and (4) various other transportation and terminal services agreements.

Minimum Volume Commitments.    Our storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. Our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay us fees for these minimum commitments regardless of actual throughput or volume, capacity used or the amount of product tendered for transport, which is intended to provide some assurance that we will receive a certain amount of revenue during the terms of these agreements.  The nature of these arrangements is intended to provide stable and predictable cash flows over time.

Storage and Throughput Agreement.  Under our storage and throughput agreement, Green Plains Trade is obligated to throughput a minimum of 296.6 mmg of product  per calendar quarter at our storage facilities.  In addition, Green Plains Trade is obligated to pay $0.05 per gallon on all throughput volumes, subject to an inflation escalator based on the producer price index following the last day of the primary term’s fifth year. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay us a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. Green Plains Trade has met its minimum volume commitments for each of the quarters since inception of the storage and throughput agreement. At  December 31, 2016, the remaining primary term of our storage and throughput agreement was 8.5 years. The storage and throughput agreement will automatically renew for successive one-year terms unless either party provides written notice of its intent to terminate the agreement at least 360 days prior to the end of the remaining primary or renewal term.

The current minimum volume commitment was increased from 212.5 mmg to 296.6 mmg of product per calendar quarter in connection with the acquisitions of ethanol storage and leased railcar assets, effective January 1, 2016, and September 23, 2016. All other terms and conditions are substantially the same as the initial agreement.

Terminal Services Agreement.  Under our terminal services agreement for the Birmingham facility, Green Plains Trade is obligated to pay $0.036 per gallon on all throughput volumes, subject to a minimum volume commitment of approximately 2.8 mmg per month of ethanol and other fuels, equivalent to 33.2 mmgy, as well as fees for ancillary services, effective January 1, 2017, through December 31, 2019. Previously, the rate was $0.0355 per gallon. The agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 90 days prior to the end of the remaining primary or renewal term. Our other terminal services agreements with Green Plains Trade and third parties also contain minimum volume commitments with various remaining terms.

Rail Transportation Service Agreement.  Under our rail transportation services agreement, Green Plains Trade is obligated to transport ethanol and other fuels by rail from identified receipt and delivery points and pay an average monthly fee of approximately $0.0243 per gallon for all railcar volumetric capacity provided over the remaining life of the agreement. The minimum railcar volumetric capacity commitment we provide to Green Plains Trade for our leased railcar fleet is currently 90.6 mmg and the weighted average remaining term of all railcar lease agreements is 3.1 years. At December 31, 2016, the remaining term of our rail transportation services agreement was 8.5 years. The rail transportation services agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 360 days prior to the end of the remaining primary or renewal term.

Effective November 30, 2016, the rail transportation services agreement was amended to extend the initial term of the agreement, effective July 1, 2015, from a six-year term to a ten-year term. All other terms and conditions remained the same as the initial agreement, as previously amended.

We lease our railcars from third parties under multiple lease agreements with various terms. The minimum take-or-pay capacity commitment under the rail transportation services agreement is closely aligned with our existing railcar lease agreements. As a result, when current railcar lease agreements expire, the volumetric capacity provided under the rail transportation services agreement declines accordingly. We enter new lease agreements to replace scheduled capacity reductions under the rail transportation services agreement or provide incremental capacity as requested by Green Plains Trade. We do not speculate on capacity by leasing additional railcars that are not covered by the rail transportation services agreement.

Green Plains Trade is also obligated to pay a monthly fee of approximately $0.0013 per gallon for logistical operations management and other services based on railcar volumetric capacity obtained by Green Plains Trade from third parties.

Trucking Transportation Agreement.    Under our trucking transportation agreement, Green Plains Trade pays us to transport ethanol and other fuels by truck from identified receipt points to various delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate amount of product volume transported in a calendar month multiplied by the applicable rate for each truck lane, which is defined as a specific, routine route between point of origin and point of destination. Rates for each truck lane are negotiated based on product, location, mileage and other factors. At December 31, 2016, the remaining term of our trucking transportation agreement was six months.  The trucking transportation agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 30 days prior to the end of the remaining primary or renewal term.

Competitive Strengths

We believe that the following competitive strengths position us to successfully execute our business strategies:

Stable and Predictable Cash Flows.    A substantial portion of our revenues and cash flows are derived from long-term, fee-based commercial agreements with Green Plains Trade, including a storage and throughput agreement, rail transportation services agreement, terminal services agreement and other transportation agreements. Our storage and throughput agreement and certain terminal services agreements are supported by minimum volume commitments, and our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is obligated to pay us fees for these minimum commitments regardless of actual throughput or volume, capacity used or the amount of product tendered for transport.

Advantageous Relationship with Our Parent.  Our assets are the principal method of storing and delivering the ethanol our parent produces, and the related agreements with Green Plains Trade include minimum volume or take-or-pay capacity commitments. Furthermore, as general partner and owner of a 62.5% limited partner interest in us and all of our incentive distribution rights, our parent directly benefits from our growth, which provides incentive to pursue projects that directly or indirectly enhance the value of our business and assets. This can be accomplished through organic expansion, accretive acquisitions or the development of downstream distribution services. Under the omnibus agreement, we are granted the right of first offer, for a period of five years from the date of the IPO, on any ethanol storage asset, fuel terminal facility or transportation asset our parent owns, constructs, acquires or decides to sell.

Quality Assets.  Our portfolio of assets has an expected remaining weighted average useful life of over 20 years. Our ethanol storage and fuel terminal assets are strategically located in fifteen states near major rail lines and barge service,  which minimizes our exposure to weather-related downtime and transportation congestion, while enabling access to markets across the United States. Given the nature of our assets, we expect to incur only modest maintenance-related expenses and capital expenditures in the near future.

Financial Strength and Flexibility.  Our borrowing capacity and ability to access debt and equity capital markets provide financial flexibility necessary to achieve our organic and acquisition growth strategies.

Proven Management Team.  Each member of our senior management team is an employee of our parent who also devotes time to manage our business affairs. We believe the level of commercial, operational and financial expertise of our senior management team, which averages more than 25 years of industry experience, allows us to successfully execute our business strategies.

Business Strategy

We believe ethanol could become an increasingly larger portion of the global fuel supply driven by volatile oil prices, heightened environmental concerns, energy independence and national security concerns. We intend to further develop and strengthen our business by pursuing the following growth strategies:

Generate Stable, Fee-Based Cash Flows.  A substantial portion of our revenues and cash flows are derived from our commercial agreements with Green Plains Trade. Under these agreements, we do not have direct exposure to fluctuating commodity prices. We intend to continue to establish fee-based contracts with our parent and third parties that generate stable and predictable cash flows.

Grow Organically.  We will collaborate with our parent and other potential third-party customers to identify opportunities to construct assets that provide us long-term returns on our investment. Plant expansion that increases our parent’s production capacity also increases annual throughput at our facilities. Capital expenditures associated with expansion are minimal since our ethanol storage facilities have available capacity to accommodate volume growth.

Acquire Strategic Assets.  We intend to pursue strategic acquisitions independently and jointly with our parent to grow our business. Our parent has a proven history of identifying, acquiring and integrating assets that are accretive to its business. Under the omnibus agreement, we have a right of first offer, for a period of five years from the date of the IPO, on any fuel storage, terminal or transportation asset our parent owns, constructs or acquires and decides to sell. In addition, we intend to continually monitor the marketplace to identify and pursue assets that complement or diversify our existing operations, including fuel storage and terminal assets in close proximity to our existing asset base.

Development of Downstream Distribution Services.  Our parent will continue to use its logistical capabilities and expertise to further develop downstream ethanol distribution services that leverage the strategic locations of our ethanol storage and fuel terminal facilities.

Conduct Safe, Reliable and Efficient Operations.    We are committed to maintaining safe, reliable and environmentally compliant operations and conduct routine inspections of our assets in accordance with applicable laws and regulations. We seek to improve our operating performance through preventive maintenance, employee training, and safety and development programs.

Recent Developments

The following is a summary of our significant developments during 2016. Additional information about these items can be found elsewhere in this report or in previous reports filed with the SEC.

On January 1, 2016, we acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities from our parent for approximately $62.3 million. We used our revolving credit facility and cash on hand to fund the purchase. The acquired assets include three ethanol storage tanks that support the plants’ combined production capacity of approximately 160 mmgy and 224 leased railcars with volumetric capacity of approximately 6.7 mmg. We amended the storage and throughput agreement with Green Plains Trade, increasing the minimum volume commitment from 212.5 mmg to 246.5 mmg per calendar quarter. We also adjusted the rail transportation services agreement, increasing the minimum railcar volumetric capacity commitment 6.7 mmg to 79.6 mmg.

On June 14, 2016, our parent and Jefferson Gulf Coast Energy Partners, a subsidiary of Fortress Transportation and Infrastructure Investors LLC, announced the formation of a 50/50 joint venture to construct and operate an intermodal export and import fuels terminal at Jefferson’s existing Beaumont, Texas terminal. The joint venture is expected to invest approximately $55 million in its Phase I development, which will initially focus on storage and throughput capabilities for multiple grades of ethanol. The terminal will have direct access to multiple transportation options, including Aframax vessels, inland and coastwise barges, trucks, and unit trains with direct mainline service from the Union Pacific, BNSF and KCS railroads. Green Plains will offer its interest in the joint venture to the partnership once commercial development is complete, which is expected during the second half of 2017.

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

On September 23, 2016, we acquired the ethanol storage assets located in Madison, Illinois; Mount Vernon, Indiana and York, Nebraska for $90 million related to three ethanol plants, which occurred concurrently with the acquisition of these facilities by Green Plains from subsidiaries of Abengoa S.A. The acquired assets include ethanol storage tanks that support the plants’ combined annual production capacity of approximately 236 million gallons. We used our amended revolving credit facility to fund the purchase. We amended the storage and throughput agreement with Green Plains Trade, increasing the minimum volume commitment from 246.5 mmg to 296.6 mmg per calendar quarter.

In November 2015, we announced plans to form a joint venture to build an ethanol unit train terminal in the Little Rock, Arkansas area capable of unloading 110-car unit trains in less than 24 hours. Effective February 13, 2017, we entered into an agreement with Delek Renewables, LLC to form NLR Energy Logistics LLC, as a 50/50 joint venture. The project is expected to be completed in the second half of 2017 at a total cost of approximately $6.5 million, subject to issuance of various permits and execution of other necessary agreements.

Our Competition

Our contractual relationship with Green Plains Trade and the integrated nature of our storage tanks with our parent’s production facilities minimizes potential competition for storage and distribution services provided under our commercial agreements from other third-party operators.

We compete with independent fuel terminal operators and major fuel producers for terminal services based on terminal location, services provided, safety and cost. While there are numerous fuel producers and distributors that own terminal operations similar to ours, they are not typically focused on providing services to third parties. Independent operators are often located near key distribution points with cost advantages and provide more efficient services and distribution capabilities into strategic markets with a variety of transportation options. Companies often rely on independent operators when their own storage facilities cannot handle their volumes or manage their throughput adequately due to lack of expertise, market congestion, size constraints, optionality or the nature of the materials being stored.

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

Major Customer

Revenues from Green Plains Trade totaled approximately $95.5 million, or 92.0%, and $42.5 million, or 83.5%, of our consolidated revenues during 2016 and 2015, respectively. We are highly dependent on Green Plains Trade and expect to derive most of our revenues from them in the foreseeable future. Accordingly, we are indirectly subject to the business risks of Green Plains Trade and any development that materially and adversely affects its operations, financial condition or market reputation could have a material adverse impact on us. For additional information, please read Risk Factors—Risks Related to Our Business.

Regulatory Matters

Government Ethanol Programs and Policies

We are sensitive to government programs and policies that affect the demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. In the United States, the federal government mandates the use of renewable fuels under RFS II. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply, or the requirement severely harms the economy or the environment.

RFS II has been a driving factor in the growth of ethanol usage in the United States. When RFS II was established in October 2010, the required volume of renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On November 23, 2016, the EPA announced the final 2017 renewable volume obligations for conventional ethanol, which met the 15.0-billion-gallon congressional target for the first time, up from 14.50 billion gallons in 2016 and 14.05 billion gallons in 2015.

In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 renewable volume obligations that was originally intended to go into effect on February 10, 2017. Regulatory freezes are a common practice during a change in administration and we currently believe the new presidential administration will continue to be supportive of ethanol in accordance with the current laws.

On January 18, 2017, Valero Energy Corporation filed an action against the EPA,  seeking to compel the EPA to perform certain non-discretionary duties required by the RFS program under the Clean Air Act. Within the filed action, Valero claims the EPA has failed to appropriately perform these duties,  namely periodic reviews of the feasibility of achieving compliance with the requirements and the impact of the requirements on each individual and entity regulated under the program, i.e, point of obligation, since 2010. Valero has requested  an injunction, which if granted would require the EPA to promptly conduct rulemaking to ensure the requirements of the program are met.

Environmental Regulation

Our operations are subject to environmental regulations, including those that govern the handling and release of ethanol, crude oil and other liquid hydrocarbon materials. Compliance with existing and anticipated environmental laws and regulations may increase our overall cost of doing business, including capital costs to construct, maintain, operate, and upgrade equipment and facilities.

Under the omnibus agreement, our parent is required to indemnify us from all known and certain unknown environmental liabilities associated with owning and operating our assets that occurred on or before the closing of the IPO. In turn, we agree to indemnify our parent from future environmental liabilities associated with the activities of the partnership.

Construction or maintenance of our terminal facilities and storage facilities may impact wetlands, which are regulated by the EPA and the U.S. Army Corps of Engineers under the Clean Water Act.

Other Regulations

On May 1, 2015, the DOT finalized the Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol and braking standards intended to reduce the severity of accidents and new operational protocols. The rule may increase our lease costs for railcars over the long term. Additionally, existing railcars may be out of service for an extended period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations. Currently, all of our railcar leases expire prior to the retrofit deadline of May 1, 2023.

Employees

We do not have any direct employees. We are managed and operated by the executive officers of our general partner, who are also officers of our parent, and our general partner’s board of directors. Our general partner and its affiliates have approximately 35 full-time equivalent employees under the direct management and supervision of our general partner for our operations.

In addition, we have entered into service agreements with unaffiliated third-parties to provide railcar unloading and terminal services for several of our terminal facilities. Under these service agreements,  the third parties are responsible for providing the personnel necessary for the performance of various railcar unloading and terminal services.  The third parties are considered independent contractors and none of their employees or contractors are considered our employees, representatives or agents.

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

Risks Related to Our Business and Industry

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to pay the minimum quarterly distribution to our unitholders.

In order to pay the minimum quarterly distribution of $0.40 per unit per quarter, or $1.60 per unit on an annualized basis, we require available cash of approximately $13.0 million per quarter, or approximately $51.9 million per year, based on the 2% general partner interest and the number of common units and subordinated units outstanding. We may not have sufficient available cash each quarter to pay the minimum quarterly distribution. The amount of cash we can distribute on our units depends on the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on:

•	the volume of ethanol and other fuels we handle;
•	the fees associated with the volumes and capacity we handle;
•	payments associated with the minimum commitments under our commercial agreements with Green Plains Trade;
•	timely payments by Green Plains Trade and other third parties; and
•	prevailing economic conditions.

The cash we have available for distribution also depends on other factors, some of which are beyond our control, including:

•	the amount of our operating expenses and general and administrative expenses, including reimbursements to our general partner in respect of those expenses;
•	our capital expenditures;
•	the cost of acquisitions and organic growth projects;
•	our debt service requirements and other liabilities;
•	fluctuations in our working capital needs;
•	our ability to borrow funds and access capital markets;
•	restrictions contained in our revolving credit facility and other debt service requirements;
•	the cash reserves established by our general partner; and
•	other business risks affecting our cash levels.

The services we provide under commercial agreements with Green Plains Trade account for a substantial portion of our revenues, which subject us to the business risks of Green Plains Trade and, as a result of its direct ownership by our parent, to the business risks of our parent.

We entered into a storage and throughput agreement and two transportation services agreements with Green Plains Trade in connection with the IPO. Green Plains Trade’s obligations under such commercial agreements are guaranteed by our parent. Additionally, we assumed all of BlendStar’s terminal services agreements with Green Plains Trade. The services we provide under commercial agreements with Green Plains Trade account for a substantial portion of our revenues for the foreseeable future; therefore we are subject to risk of nonpayment or nonperformance by Green Plains Trade and our parent under the commercial agreements. Any event, whether related to our operations or otherwise, that materially and adversely affects Green Plains Trade’s or our parent’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the following operational and business risks of our parent and its subsidiaries (including Green Plains Trade), among others:

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

Ethanol production, storage and transportation, and marketing is highly competitive. In the United States, our parent’s operations compete with other corn processors and refiners. Some of our parent’s competitors are larger than our parent, and there are also many smaller competitors. Farm cooperatives, comprised of groups of individual farmers, have been able to compete successfully in the ethanol production industry. As of December 31, 2016, the top five domestic producers accounted for approximately 45% of all production, with production capacities ranging from approximately 800 mmgy to 1,800 mmgy. If our parent’s competitors consolidate or otherwise grow or our parent is unable to similarly increase its size and scope, our parent’s business and prospects may be significantly and adversely affected. Additionally, there is a risk of foreign competition in the ethanol industry. Foreign producers, including those in Brazil, the second largest ethanol producer in the world, may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than our parent.

Additionally, our parent considers opportunities presented by third parties related to its assets, including its ethanol production plants. These opportunities may include offers to purchase assets and joint venture propositions. Our parent may also change the focus of its operations by developing new facilities, suspending or reducing certain operations, modifying or closing facilities or terminating operations. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Our parent actively manages its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future. No such changes will be subject to our consent.

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

Our profitability is substantially dependent on our parent’s ethanol production plants.

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

Green Plains Trade may suspend, reduce or terminate its obligations under the commercial agreements with us in certain circumstances.

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

Accordingly, under the commercial agreements, there are a broad range of events that could result in our no longer being required to store, throughput or transport Green Plains Trade’s minimum commitments and Green Plains Trade no longer being required to pay the full amount of fees that would have been associated with its minimum commitments. Additionally, we have no control over the business decisions of our parent or Green Plains Trade, and conflicts of interest may arise between our general partner and its affiliates, including our parent and Green Plains Trade, on the one hand, and us and our unitholders, on the other hand. Neither our parent nor Green Plains Trade is required to pursue a business strategy that favors us or utilizes our assets; however, they could elect to decrease ethanol production or shutdown or reconfigure an ethanol production plant. Furthermore, a single event or business decision relating to one of our parent’s ethanol production plants could have an impact on the commercial agreements with us. These actions, as well the other activities described above, could result in a reduction or suspension of Green Plains Trade’s obligations under the commercial agreements. Any such reduction or suspension would have a material adverse effect on our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders.

Neither our parent nor Green Plains Trade is obligated to use our services with respect to volumes or volumetric capacity of ethanol or other fuels in excess of the applicable minimum commitment under the respective commercial agreements. Furthermore, we may be unable to renew or extend our commercial agreements with Green Plains Trade or renew them on favorable terms.

Our ability to distribute the minimum quarterly distribution to our unitholders will be adversely affected if we do not receive, store, transfer, transport or deliver additional volumes or use volumetric capacity for Green Plains Trade or other third parties at our ethanol storage facilities, at our fuel terminal facilities or on our railcars.

In addition, the remaining term of Green Plains Trade’s obligations under each agreement extends for approximately 8.5 years in the case of the storage and throughput agreement and the rail transportation services agreement, three years in the case of the terminal services agreements that provide for minimum commitments, and six months in the case of the trucking transportation agreement. If, at the end of the remaining primary term, our parent and Green Plains Trade elect not to extend these agreements and, as a result, fail to use our assets and we are unable to generate additional revenues from third parties, our ability to pay cash distributions to our unitholders will be reduced. Furthermore, any renewal of the commercial agreements with Green Plains Trade may not be on favorable commercial terms. For example, depending on prevailing market conditions at the time of contract renewal, Green Plains Trade may desire to enter into contracts under different fee arrangements. To the extent we are unable to renew the commercial agreements with Green Plains Trade on terms that are favorable to us, our revenue and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Green Plains Trade’s minimum take-or-pay capacity commitment will be reduced proportionately as our railcar leases expire if we do not enter into new rail transportation services agreements.

We lease our fleet of railcars from several lessors pursuant to lease agreements with remaining terms ranging from less than one year to approximately six years with a weighted average remaining term of 3.1 years. As our railcar lease agreements expire, the respective volumetric capacity of those expired leases will no longer be subject to the rail transportation services agreement, and Green Plains Trade’s minimum take-or-pay capacity commitment will be reduced proportionately. Of our current leased railcar fleet, 8.8%, 34.1%, 10.5% and 15.7% of the railcar volumetric capacity have terms that expire in the years ended December 31, 2017, 2018, 2019 and 2020, respectively, or approximately 69.1% of our total current railcar volumetric capacity during that time frame. If at the end of the terms under the lease agreements, we do not enter into new commercial arrangements with respect to rail transportation services, our revenues and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Railcars used to transport ethanol and other fuels may need to be retrofitted or replaced to meet new rail safety standards.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. We currently lease approximately 3,100 railcars. On May 1, 2015, the DOT, through PHMSA and FRA, and in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains”. The rule calls for an enhanced tank car standard known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule for retrofitting or replacing older tank cars carrying crude oil and ethanol. The rule also establishes new braking standards that are intended to reduce the severity of accidents and the so-called “pile-up effect”. Under prescribed circumstances, new operational protocols apply including reduced speed, routing requirements and local government notifications. In addition, persons that offer hazardous material for transportation must develop more accurate classification protocols. These regulations will result in upgrades or replacements of our railcars, and may have an adverse effect on our operations as lease costs for railcars may increase over the long term. Our railcars are also subject to federally-mandated tank car requalification, which requires inspection, repairs and upgrades to our current railcar fleet every ten years. Due to these regulatory standards, as well as any potential modifications that may be issued in the future, existing railcars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.

Rail logistical problems may delay the delivery of our customers’ products.

There has been an overall decrease in rail traffic throughout the United States, primarily due to the decrease in the price of crude oil, resulting in reduced rail transport of crude oil from shale producing areas. Even with reduced risk due to less congestion from crude oil, extreme weather, primarily snow and flooding, may cause delays. Lower demand and a mild winter resulted in fewer rail delays and logistical problems during the year ended December 31, 2016. However, rail delays have caused some ethanol plants to slow or suspend production in the past. Due to the location of our parent’s ethanol production plants, we have not historically been materially affected by these logistical problems. If inadequate rail logistics arise, we may face delays in returning railcars to our parent’s ethanol production plants, which may affect our ability to transport product, which in turn could have a negative effect on our financial performance.

Government mandates affecting ethanol usage could change and impact the ethanol market.

Under the provisions of the EISA, the EPA established a mandate setting the minimum volume of ethanol that must be blended with gasoline under the RFS II, which affects the domestic market for ethanol. The EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment.

In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 renewable volume obligations that was originally intended to go into effect on February 10, 2017. Our parent’s operations could be adversely impacted by legislation that reduces the RFS II mandate. Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could diminish.

Future demand will be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS II which significantly affect the market price of RINs could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol.

Flexible-fuel vehicles, which are designed to run on a mixture of fuels such as E85, receive preferential treatment to meet CAFE standards. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, reducing the growth of E85 markets and resulting in lower ethanol prices.

While we currently believe the new presidential administration will support the environmental laws that are currently in place, to the extent federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our parent’s ability to operate profitably, which in turn would impact us.

We may not be able to increase our third-party revenues due to competition and other factors, which could limit our ability to grow and extend our dependence on our parent.

Part of our growth strategy includes diversifying our customer base by acquiring or developing new assets independently from our parent. Our ability to increase our third-party revenue is subject to numerous factors beyond our control, including competition from third parties and the extent to which we lack available capacity when third parties require it.

We can provide no assurance that we will be able to attract any material third-party service opportunities. Our efforts to attract new unaffiliated customers may be adversely affected by (1) our relationship with our parent, (2) our desire to provide services pursuant to fee-based contracts, (3) our parent’s operational requirements at its ethanol production plants and (4) our expectation that our parent will continue to utilize substantially all of the available capacity of our assets. Our potential customers may prefer to obtain services under other forms of contractual arrangements under which we would be required to assume direct commodity exposure. In addition, we need to establish a reputation among our potential customer base for providing high-quality service in order to successfully attract unaffiliated third parties.

Our future growth could be limited if we are unable to make acquisitions on economically acceptable terms, or if the acquisitions we make reduce, rather than increase, our cash flows.

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

Our right of first offer to acquire any of our parent’s new ethanol storage assets, fuel terminal facilities or ethanol or transportation fuel assets is subject to risks and uncertainty, and we may ultimately decide not acquire any of those assets.

Under our omnibus agreement, we are granted a five-year right of first offer from the date of the IPO on any (1) ethanol storage or terminal assets that our parent may acquire or construct in the future, (2) fuel storage or terminal facilities that our parent may acquire or construct in the future, and (3) ethanol and fuel transportation assets that our parent currently owns or may acquire in the future, before selling or transferring any of those assets to any third party. We do not have a current agreement or understanding with our parent to purchase any currently owned assets covered by our right of first offer. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, our parent’s willingness to offer these assets for sale, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer. In addition, certain of the assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale. Our decision will not be subject to unitholder approval.

Any inability to maintain required regulatory permits may impede or completely prohibit our parent’s and our operations. Additionally, any change in environmental and safety regulations, or violations thereof, may impede our parent’s and our ability to successfully operate our respective businesses.

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

Our revolving credit facility includes restrictions that may limit our ability to finance future operations, meet our capital needs or expand our business.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to pay cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility or in any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to pay cash distributions to our unitholders. For example, our revolving credit facility restricts our ability to, among other things:

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

Our future level of debt could have important consequences to us, including, but not limited to, the following:

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

Our parent is required to comply with a number of covenants under its existing loan agreements that could hinder our ability to grow our business, pay cash distributions and maintain our credit profile. Our ability to obtain credit in the future may also be affected by our parent’s credit ratings, our own credit profile and the environment for access to capital for master limited partnerships.

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

Our parent’s existing and future debt arrangements, as applicable, may limit its ability to, among other things, incur additional indebtedness, make capital expenditures above certain limits, pay dividends or distributions, merge or consolidate, or dispose of substantially all of its assets, and may directly or indirectly impact our operations in a similar manner. Our parent is also required to maintain specified financial ratios, including minimum cash flow coverage, minimum working capital and minimum net worth. Some of its loan agreements require it to utilize a portion of any excess cash flow generated by operations to prepay the respective term debt. A breach of any of these covenants or requirements could result in a default under its loan agreements. If any of its subsidiaries default, and if such default is not cured or waived, our parent’s lenders could, among other things, accelerate their debt and declare that debt immediately due and payable. If this occurs, our parent may not be able to repay such debt or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable. No assurance can be given that the future operating results of our parent’s subsidiaries will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

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

If rating agencies downgrade our parent’s credit rating, or if disruptions in credit markets were to occur, the cost of debt under its existing financing arrangements, as well as future financing arrangements and borrowings, could increase. Access to capital markets could become unavailable or may only be available under less favorable terms. A downgrade of our parent’s credit ratings may also affect its ability to trade with various commercial counterparties, including us, or cause its counterparties, including us, to require other forms of credit support. In addition, although we do not have any indebtedness rated by any credit rating agency, we may have rated debt in the future. Credit rating agencies will likely consider our parent’s debt ratings when assigning ours because of the significant commercial relationship between our parent and us, and our reliance on our parent for a substantial portion of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of our parent, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection and safety that may require substantial expenditures.

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

Compliance with evolving environmental, health and safety laws and regulations, particularly those related to climate change, may be costly.

Our parent’s ethanol production plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on RFS II. Our parent believes that these final regulations grandfather its ethanol production plants at their current authorized capacity, though expansion of its ethanol production plants may need to meet a threshold of a 20% reduction in greenhouse gas, or GHG, emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS II mandate. In order to expand capacity at our parent’s ethanol production plants, our parent may be required to obtain additional permits; achieve EPA “efficient producer” status under the pathway petition program, which has been achieved at two of its ethanol production plants and is in process at three other ethanol production plants; install advanced technology; or reduce drying of certain amounts of distillers grains.

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

The operation of ethanol storage assets and ethanol transportation is inherently subject to the risks of spills, discharges or other inadvertent releases of ethanol and other hazardous substances. If any of these events have previously occurred or occur in the future in connection with any of our parent’s operations or our operations, we could be liable for costs and penalties associated with the remediation of such events under federal, state and local environmental laws or the common law. We may also be liable for personal injury or property damage claims from third parties alleging contamination from spills or releases from our assets or our operations. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. The payment of such costs or penalties could be significant and have a material adverse effect on our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders.

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

Replacement technologies could make corn-based ethanol or our process technology obsolete.

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

Future demand for ethanol is uncertain and changes in federal mandates, public perception, consumer acceptance and overall consumer demand for transportation fuel could affect demand.

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

Beyond the federal mandates, there are limited markets for ethanol. Discretionary blending and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. Also, the demand for ethanol is affected by the overall demand for transportation fuel, which declined from 2007 until early 2013 but has been increasing modestly since then. Demand for transportation fuel is affected by the number of miles traveled by consumers and the fuel economy of vehicles. Market acceptance of E15 may partially offset the effects of decreases in transportation fuel demand. A reduction in the demand for the products we store and ship may depress the value of these products, erode margins, and reduce the ability to generate revenue or to operate profitably. Consumer acceptance of E15 and E85 fuels is one factor that may be needed before ethanol can achieve any significant growth in market share.

Increased federal support of cellulosic ethanol may increase competition among corn-derived ethanol producers.

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

Pursuant to the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 as long as we are an emerging growth company.

We are required to disclose changes made in our internal control over financial reporting on a quarterly basis, and we are required to assess the effectiveness of our controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and reduced disclosure obligations regarding executive compensation in our periodic reports. We could be an emerging growth company for up to five years from the date of the IPO. Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404. For example, Section 404 requires us, among other things, to annually review and report on the effectiveness of our internal control over financial reporting. We must comply with Section 404 (except for the requirement for an auditor’s attestation report) beginning with our fiscal year ending December 31, 2016. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Even if we conclude that our internal controls over financial reporting are effective, once our independent registered public accounting firm is required to attest to our assessment they may decline to attest or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

Given the difficulties inherent in the design and operation of internal controls over financial reporting, in addition to our limited accounting personnel and management resources, we can provide no assurance as to our or our independent registered public accounting firm’s future conclusions about the effectiveness of our internal controls, and we may incur significant costs in our efforts to comply with Section 404. Any failure to implement and maintain effective internal controls over financial reporting subjects us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common units.

We may take advantage of these exemptions until we are no longer an “emerging growth company.” We cannot predict if investors will find our common units less attractive because we rely on these exemptions. If some investors find our common units less attractive as a result, there may be a less active trading market for our common units, and our trading price may be more volatile.

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

Certain of our parent’s ethanol production plants and our related storage tanks, as well as certain of our fuel terminal facilities are located within recognized seismic and flood zones. We believe that the design of these facilities have been modified to fortify them to meet structural requirements for those regions of the country. Our parent has also obtained additional insurance coverage specific to earthquake and flood risks for the applicable plants and fuel terminals. However, there is no assurance that any such facility would remain in operation if a seismic or flood event were to occur.

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

We do not have any employees and rely on employees of our parent and its affiliates, including our parent. Affiliates of our parent conduct businesses and activities of their own in which we have no economic interest. As a result, there could be material competition for the time and efforts of the employees who provide services to us and to our parent and its affiliates. If the employees of our parent and its affiliates do not devote sufficient attention to the operation of our business, our financial results may suffer and our ability to make distributions to our unitholders may be reduced.

In addition, we have entered into service agreements with unaffiliated third-parties to provide railcar unloading and terminal services for several of our terminal facilities. Under these service agreements,  the third parties are responsible for providing the personnel necessary for the performance of various railcar unloading and terminal services.  The third parties are considered independent contractors and none of their employees or contractors are considered an employee, representative or agent of us. Failure to maintain or renew these agreements could negatively affect our operational and financial results and may increase operating expenses at our terminal facilities.

We have exposure to increases in interest rates.

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

We could be adversely affected by terrorist attacks, cyber-attacks, threats of war or actual war, or failure of our or our parent’s internal computer network and applications to operate as designed.

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

•	our parent may be constrained by the terms of its debt instruments from taking actions, or refraining from taking 26 actions, that may be in our best interests;
•

our parent has an economic incentive to cause us not to seek higher storage and service fees, even if such fees would reflect fees that could be obtained in arm’s-length, third-party transactions, because Green Plains Trade, an indirect subsidiary of our parent, is our primary customer;

•

our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities, and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•

our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate the expiration of the subordination period;

•	our general partner determines which costs incurred by it are reimbursable by us;
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
•

our general partner determines the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units;

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

Except as provided in our omnibus agreement, affiliates of our general partner, including our parent and Green Plains Trade, may compete with us. Pursuant to the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including our parent and Green Plains Trade, and their respective executive officers and directors. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us does not have any duty to communicate or offer such opportunity to us. Any such person or entity is not liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner, including our parent and Green Plains Trade, and result in less than favorable treatment of us and our common unitholders.

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

Ongoing cost reimbursements and fees due to our general partner and its affiliates for services provided, which are determined by our general partner in its sole discretion, are substantial and reduce the amount of cash that we have available for distribution to our unitholders.

Prior to making distributions on our common units, we reimburse our general partner and its affiliates for all expenses they incur on our behalf. These expenses include all costs incurred by our general partner and its affiliates in managing and operating us, including costs for rendering certain management, maintenance and operational services to us, reimbursable pursuant to the operational services and secondment agreement. Our partnership agreement provides that our general partner determines the expenses that are allocable to us in good faith. Under the omnibus agreement, we have agreed to reimburse our parent for certain direct or allocated costs and expenses incurred by our parent in providing general and administrative services in support of our business. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Payments to our general partner and its affiliates, including our parent, are substantial and reduce the amount of cash otherwise available for distribution to our unitholders.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our expansion capital expenditures and acquisitions. Therefore, to the extent that we are unable to finance growth externally, our cash distribution policy significantly impairs our ability to grow.

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

Our partnership agreement contains provisions that restrict the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•

whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and is not subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•	our general partner does not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;
•

our general partner and its officers and directors are not liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful; and

•

our general partner is not in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

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

Our partnership agreement provides that any unitholder bringing certain unsuccessful unitholder actions is obligated to reimburse us for any costs we have incurred in connection with such unsuccessful unitholder action.

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

A limited partner or any person holding a beneficial interest in us (whether through a broker, dealer, bank, trust company or clearing corporation or an agent of any of the foregoing or otherwise) is subject to these provisions. By purchasing a common unit, a limited partner is irrevocably consenting to these potential reimbursement obligations regarding unitholder actions. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers that might otherwise benefit us and our unitholders.

The reimbursement provision in our partnership agreement is not limited to specific types of unitholder action but is rather potentially applicable to the fullest extent permitted by law. Such reimbursement provisions are relatively new and untested. The case law and potential legislative action on these types of reimbursement provisions are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such provisions. For example, it is unclear whether our ability to invoke such reimbursement in connection with unitholder actions under federal securities laws would be pre-empted by federal law. Similarly, it is unclear how courts might apply the standard that a claiming party must obtain a judgment that substantially achieves, in substance and amount, the full remedy sought. For example, in the event the claiming party were to allege multiple claims and does not receive a favorable judgment for the full remedy sought for each of its alleged claims, it is unclear how courts would apportion our fees, costs and expenses, and whether courts would require the claiming party to reimburse us and our affiliates in full for all fees, costs and expenses relating to each of the claims, including those for which the claiming party received the remedy it sought. The application of our reimbursement provision in connection with such unitholder actions, if any, depends in part on future developments of the law. This uncertainty may have the effect of discouraging lawsuits against us and our general partner’s directors and officers that might otherwise benefit us and our unitholders. In addition, given the unsettled state of the law related to reimbursement provisions, such as ours, we may incur significant additional costs associated with resolving disputes with respect to such provision, which could adversely affect our business and financial condition.

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

Our general partner has a limited call right that may require our unitholders to sell their common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three business days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return, or may receive a negative return, on their investment. Our unitholders may also incur a tax liability upon a sale of their common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. Our parent owns an aggregate of approximately  27.9%  of our outstanding common units (excluding any common units owned by directors, director nominees and executive officers of our general partner or of Green Plains). At the end of the subordination period (which could have occurred as early as within the quarter ending September 30, 2016), assuming no additional issuances of common units (other than upon the conversion of the subordinated units), our parent will own an aggregate of approximately 64.1% of our outstanding common units (excluding any common units owned by directors, director nominees and executive officers of our general partner or of Green Plains) and therefore would not be able to exercise the call right at that time.

Our unitholders have limited voting rights and are not entitled to elect our general partner or the board of directors of our general partner, which could reduce the price at which our common units trade.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders do not have “say-on-pay” advisory voting rights. Our unitholders did not elect our general partner or the board of directors of our general partner, and have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner, including its independent directors, is chosen by the member of our general partner. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our partnership agreement also contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence the manner or direction of management. As a result of these limitations, the price at which our common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

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

Our partnership agreement does not limit the number of additional limited partner interests or general partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units, general partner interests or other equity securities of equal or senior rank to our common units as to distributions or in liquidation or that have special voting rights or other rights, have the following effects:

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

Our partnership agreement requires our general partner to deduct from operating surplus the cash reserves that it determines are necessary to fund our future operating expenditures. In addition, our partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements that we are a party to, or to provide funds for future distributions to partners. These cash reserves affect the amount of distributable cash flow to our unitholders.

If we distribute available cash from capital surplus, which is analogous to a return of capital, our minimum quarterly distribution will be proportionately reduced, and the target distribution relating to our general partner’s incentive distributions will be proportionately decreased.

Our distributions of available cash are characterized as derived from either operating surplus or capital surplus. Operating surplus as defined in our partnership agreement generally means amounts we have received from operations or “earned,” less operating expenditures and cash reserves to provide funds for our future operations. Capital surplus is defined in our partnership agreement as any distribution of available cash in excess of our cumulative operating surplus, and generally would result from cash received from non-operating sources such as sales of other dispositions of assets and issuances of debt and equity securities.

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

As of December 31, 2016, there are 11,521,016 publicly traded common units. In addition, our parent owns 4,389,642 common units and 15,889,642 subordinated units, representing an aggregate 62.5% limited partner interest in us. Our unitholders may not be able to resell their common units at or above their purchase price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

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

We have listed our common units on Nasdaq. Because we are a publicly traded partnership, Nasdaq does not require us to have a majority of independent directors on our general partner’s board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, our unitholders do not have the same protections afforded to certain corporations that are subject to all of Nasdaq’s corporate governance requirements.

We incur increased costs as a result of being a publicly traded partnership.

We have limited history operating as a publicly traded partnership. As a publicly traded partnership, we incur significant legal, accounting and other expenses that we did not incur prior to the IPO. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and Nasdaq, require publicly traded entities to adopt various corporate governance practices that further increase our costs. Before we are able to make distributions to our unitholders, we must first pay or reserve cash for our expenses, including the costs of being a publicly traded partnership. As a result, the amount of cash we have available for distribution to our unitholders is affected by the costs associated with being a public company.

We are subject to the public reporting requirements of the Exchange Act. We expect these rules and regulations to increase certain of our legal and financial compliance costs and to make activities more time-consuming and costly. For example, the board of directors of our general partner is required to have at least three independent directors, create an audit committee and adopt policies regarding internal controls and disclosure controls and procedures, including the preparation of reports on internal controls over financial reporting. In addition, we incur additional costs associated with our SEC reporting requirements and preparation of various tax documents, including Schedule K-1s.

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

For example, in May 2015, the Department of Treasury issued proposed regulations regarding qualifying income for publicly traded partnerships. The proposed regulations provide rules regarding the types of natural resource activities that generate qualifying income for publicly traded partnerships. On January 19, 2017, the Department of Treasury publicly released the text of final regulations regarding qualifying income, which were published in the Federal Register on January 24, 2017. On January 20, 2017, the Trump administration released a memorandum that generally delayed all pending regulations from publication in the Federal Register pending review and approval. It is unclear whether the final regulations will remain effective in their current form or whether the final regulations will be revised.

We are unable to predict whether any of these changes or any other proposals will ultimately be enacted or adopted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

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

As part of the Bipartisan Budget Act of 2015, enacted on November 2, 2015, legislation was passed requiring large partnerships to pay federal tax deficiencies. This differs from the current rules which require tax deficiency collection from the partners directly. A tax assessment paid by the partnership would reduce distributable cash flow available to unitholders, potentially for tax assessments related to years in which they did not own partnership units. The new rules are effective for taxable years beginning after December 31, 2017. Partnerships may elect to apply the rules to years beginning after November 2, 2015. We are still evaluating the new audit rules and will determine at a later date whether or not to elect early application.

Even if our unitholders do not receive any cash distributions from us, our unitholders are required to pay taxes on their share of our taxable income.

Because our unitholders are treated as partners to whom we allocate taxable income that could be different in amount than the cash we distribute, our unitholders’ allocable share of our taxable income is taxable to our unitholders, which may require the payment of U.S. federal income taxes and, in some cases, state and local income taxes, on our unitholders’ share of our taxable income even if our unitholders receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.

Tax gain or loss on the disposition of our common units could be more or less than expected.

If our unitholders sell common units, they will recognize gain or loss equal to the difference between the amount realized and their tax basis in those common units. Because distributions in excess of their allocable share of our net taxable income decrease their tax basis in their common units, the amount, if any, of such prior excess distributions with respect to the common units they sell will, in effect, become taxable income to them if they sell such common units at a price greater than the tax basis therein, even if the price they receive is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if our unitholders sell common units, they may incur a tax liability in excess of the amount of cash they receive from the sale.

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

Because we cannot match transferors and transferees of common units and because of other reasons, we adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. Our counsel is unable to opine as to the validity of such filing positions. It also could affect the timing of these tax benefits or the amount of gain from the sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

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

We prorate our items of income, gain, loss, and deduction for U.S. federal income tax purposes between transferors and transferees of our common units each month based upon the ownership of our common units on the first day of each month, instead of on the basis of the date a particular common unit is transferred. Although simplifying conventions are contemplated by the Internal Revenue Code and most publicly traded partnerships use similar simplifying conventions, the use of this proration method may not be permitted under existing Treasury Regulations.  The U.S. Treasury recently adopted final Treasury Regulations allowing similar monthly simplifying conventions. However, the final Treasury Regulations do not specifically authorize the use of the proration method that we have adopted and, accordingly, our counsel is unable to opine as to the validity of this method. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss, and deduction among our unitholders.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 26, 2015, our common units began trading under the symbol “GPP” on Nasdaq.  On July 1, 2015, we completed our IPO of 11,500,000 common units, representing limited partner interests, for $15.00 per common unit. Our parent currently owns 4,389,642 common units and 15,889,642 subordinated units, constituting a 62.5% limited partner ownership interest in us. The following tables list the common units’ highest and lowest price, along with the quarterly cash distribution per unit, for the periods indicated:

	Common Unit Price Range		Quarterly Cash
Year Ended December 31, 2016	High	Low	Distribution Per Unit (2)
Three months ended December 31, 2016 (1)	$21.75	$17.05	$0.4300
Three months ended September 30, 2016	$20.41	$15.22	$0.4200
Three months ended June 30, 2016	$16.10	$13.01	$0.4100
Three months ended March 31, 2016	$16.39	$12.41	$0.4050

	Common Unit Price Range				Quarterly Cash
Year Ended December 31, 2015	High		Low		Distribution Per Unit (2)
Three months ended December 31, 2015		$16.54		$12.49		$0.4025
Three months ended September 30, 2015		$16.00		$10.92		$0.4000
Three months ended June 30, 2015		$16.29		$14.85	$	n/a
Three months ended March 31, 2015	$	n/a	$	n/a	$	n/a

(1) The closing price of our common units on December 31, 2016, was $19.80.

(2)  Represents cash distributions applicable to the period the distributions were earned, which are regularly paid during the following quarter.

Holders of Record

We had six holders of record of our common units on December 31, 2016, one of which holds the 11,500,000 outstanding common units held by the public, including those held in street name.

Cash Distribution Policy

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires us to distribute all available cash, as defined, to our partners within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter.  For additional information on our cash distribution policy, please refer to Note 11 – Partners’ Capital to the consolidated financial statements in this report.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding units authorized for issuance under equity compensation plans in this report.

Performance Graph

The following graph compares our cumulative total return on our common units since the IPO to the cumulative total return of the S&P 500 Index and the Alerian MLP Index (AMZX), assuming $100 was invested in each option as of June 26, 2015, the date common units began trading. The Alerian MLP Index is a composite of the 50 most prominent master limited partnerships and is calculated using a float-adjusted, capitalization weighted methodology.

COMPARISON OF 18 MONTH CUMULATIVE TOTAL RETURN*

Among Green Plains Partners LP, the S&P 500 Index,
and Alerian MLP Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/15
9/15
12/15
3/16
6/16
9/16
12/16
Green Plains Partners LP
S&P 500
Alerian MLP Index

*$100 invested on 6/26/15 in stock or 6/30/15 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	6/15	9/15	12/15	3/16	6/16	9/16	12/16
Green Plains Partners	$100	$88.00	$111.27	$94.68	$112.62	$142.31	$149.95
S&P 500 Index	100	93.56	100.15	101.50	103.99	108.00	112.13
Alerian MLP Index	100	78.52	78.05	75.09	90.30	91.12	93.26

The information in the graph is not considered solicitation material, nor will it be filed with the SEC or incorporated by reference into any future filing under the Securities Act or Exchange Act unless we specifically incorporate it by reference into our filing.

Item 6.  Selected Financial Data.

The statement of operations data for the years ended December 31, 2016,  2015 and 2014, and the balance sheet data as of December 31, 2016 and 2015, are derived from our audited consolidated financial statements and should be read together with the accompanying notes included elsewhere in this report.

The statement of operations data for the year ended December 31, 2013, and the balance sheet data year ended December 31, 2014 and 2013, is derived from our audited consolidated financial statements that are not included in this report, which describe a number of matters that materially affect the comparability of the periods presented.

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

These financial statements also reflect the acquisition of the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities from our sponsor in a transfer between entities under common control, effective January 1, 2016. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by our sponsor, on October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively. There were no revenues related to these assets for periods before January 1, 2016, when amendments to our commercial agreements related to the drop down became effective.

On September 23, 2016, we acquired the ethanol storage assets located in Madison, Illinois; Mount Vernon, Indiana and York, Nebraska related to three ethanol plants, which occurred concurrently with the acquisition of these facilities by Green Plains from subsidiaries of Abengoa S.A. The transaction was accounted for as a transfer between entities under common control and the assets were recognized at the preliminary value recorded in Green Plains’ purchase accounting. No retroactive adjustments were required.

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

	Year Ended December 31,
	2016	2015*	2014	2013
Statement of Operations Data:
(in thousands, except per unit information)
Revenues	$103,772	$50,937	$12,843	$11,032
Operations and maintenance	34,211	29,601	26,424	17,854
General and administrative	4,423	3,114	1,403	1,402
Depreciation and amortization	5,647	5,828	5,544	3,572
Operating income (loss)	59,491	12,394	(20,528)	(11,796)
Other expense	(2,462)	(295)	(63)	(719)
Net income (loss)	56,805	16,108	(12,833)	(7,810)
Net loss attributable to MLP predecessor	-	(6,628)	(12,833)	(7,810)
Net loss attributable to sponsor	-	(273)	-	-
Net income attributable to the partnership	56,805	23,009	-	-

Earnings per limited partner unit (basic and diluted):
Common units	$1.75	$0.71
Subordinated units	$1.75	$0.71

Weighted average limited partner units outstanding (basic and diluted):
Common units	15,904	15,897
Subordinated units	15,890	15,890

Distribution declared per unit	$1.6650	$0.8025

*Recast to include historical balances of net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

	December 31,
	2016	2015*	2014	2013
Balance Sheet Data (in thousands):
Cash and cash equivalents	$622	$16,385	$5,705	$1,704
Current assets	22,275	33,919	12,036	7,383
Total assets	93,776	95,777	79,722	73,129
Long-term debt	136,927	7,879	7,830	7,784
Total liabilities	157,942	23,967	12,415	13,878
Partners' capital	(64,166)	71,810	67,307	59,251

*Recast to include historical balances of net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, plus adjustments for transaction costs related to acquisitions or financing transactions, minimum volume commitment deficiency payments, unit-based compensation expense and net gains or losses on asset sales. Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, cash paid or payable for income taxes and maintenance capital expenditures.

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

The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods presented and a reconciliation of net income to distributable cash flow for the periods since the IPO was completed (dollars in thousands):

	Year Ended December 31,
	2016		2015*		2014
Reconciliations to Non-GAAP Financial Measures:
Net income (loss)	$56,805		$16,108		$(12,833)
Interest expense	2,545		381		138
Income tax expense (benefit)	224		(4,009)		(7,758)
Depreciation and amortization	5,647		5,828		5,544
Transaction costs	351		907		-
Unit-based compensation expense	143		67		-
Adjusted EBITDA	65,715		19,282		$(14,909)
Adjusted EBITDA attributable to the MLP Predecessor	-		(7,852)
Adjusted EBITDA attributable to sponsor	-		(232)
Adjusted EBITDA attributable to the partnership	65,715		27,366
Less:
Interest paid and payable	2,545		381
Income taxes paid and payable	226		67
Maintenance capital expenditures	265		148
Distributable cash flow (1)	62,679		26,770
Distributable cash flow attributable to the MLP Predecessor	-		(54)
Distributable cash flow attributable to the partnership	$62,679		$26,824

Distributions declared	$54,022	(2)	$26,032	(3)

Coverage ratio	1.16x		1.03x

*Recast to include historical results of operations related to net assets acquired in a transfer between entities under common control.

(1) Distributable cash flow is for periods after the IPO on July 1, 2015.

(2) Represents distributions declared for the applicable period and paid in the subsequent quarter.

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

Our profitability is dependent on the volume of ethanol and other fuels handled at our facilities. Our long-term, fee-based commercial agreements generate stable, predictable cash flows supported by minimum volume or take-or-pay capacity commitments.

Information about our business, properties and strategy can be found under Item 1 – Business and a description of our risk factors can be found under Item 1A – Risk Factors.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

Domestic ethanol production increased to an estimated 15.3 billion gallons in 2016 from 14.8 billion gallons in 2015, according to the EIA. Production capacity grew predominantly through plant optimization and expansions versus new construction projects. There were 213 ethanol plants with production capacity of 15.8 bgy as of December 1, 2016, compared with 216 ethanol plants with production capacity of 15.7 bgy one year ago according to the Renewable Fuels Association.

Ethanol consumption is correlated with consumer gasoline demand, which reached a ten-year high in 2016 in the U.S. of 143.2 billion gallons. Ethanol accounted for approximately 10% of the U.S. gasoline market in 2016, or 14.2 billion gallons, up from 13.9 billion gallons in 2015. Ethanol is used by oil refiners, integrated oil companies and gasoline retailers to reduce vehicle emissions and increase octane levels. Despite trading at a premium to gasoline for most of the year, ethanol continued to be the most economical oxygenate over Gulf Coast alkylate and reformate substitutes, and the most affordable source of octane over Gulf Coast 93 and toluene substitutes.

Increased automaker approval, consumer acceptance and availability of higher ethanol blends such as E15 also helped to support domestic demand. Automakers have explicitly approved the use of E15 in more than 70% of 2016 models sold in the United States. In 2014, a broad U.S. ethanol industry group formed Prime the Pump, a nonprofit organization, to invest private funds into retail gasoline infrastructure to increase the number of retail outlets offering higher blends of ethanol. In 2015, the USDA provided funding through the Biofuel Infrastructure Partnership, adding to the private funds provided by ethanol industry participants. There were 627 retail fuel stations in 28 states offering E15 to consumers as of January 24, 2017.

Federal mandates supporting the use of renewable fuels are also a significant driver of ethanol demand in the United States. Ethanol policies are influenced by environmental concerns and an interest in reducing the country’s dependence on foreign oil. When RFS II was established in October 2010, the required volume of renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On November 23, 2016, the EPA announced the final 2017 renewable volume obligations for conventional ethanol, which met the 15.0 billion-gallon target for the first time, up from 14.50 billion gallons in 2016 and 14.05 billion gallons in 2015. The 2017 renewable volume obligations are pending final review by the incoming presidential administration.

Global Ethanol Supply and Demand

The United States and Brazil account for more than 80% of all ethanol production worldwide, according to the USDA Foreign Agriculture Service. Global production increased to 25.7 billion gallons in 2015 from approximately 24.6 billion gallons in 2014, according to the Renewable Fuels Association. The United States has been the world’s largest producer and consumer of ethanol since 2010. Approximately 7% of the ethanol produced domestically is marketed worldwide and competes globally with other sources of octane and oxygenates.

Demand for cleaner, more sustainable transportation fuel is growing worldwide. Ethanol has become a crucial component of the global fuel supply as an economical oxygenate and source of octanes. According to the Global Renewable Fuels Alliance, 35 countries, including the EU which is regulated by a single policy with specific national targets for each country, have mandates or planned targets in place for blending ethanol and biodiesel with transportation fuels to reduce harmful emissions. As countries establish mandates or raise their required blend percentages, new export opportunities for U.S. producers are likely to emerge.

Government actions can have significant impact on the ethanol industry. For example, China recently raised its 5% tariff on U.S. and Brazil fuel ethanol to 30%, effective January 1, 2017, to encourage the growth of domestic production in China. Although the ethanol export markets are affected by competition from other ethanol exporters, particularly Brazil, and in spite of the actions by China, we believe exports will remain active in 2017.

Overall, the U.S. ethanol industry is producing at levels to meet current domestic and export demand. According to the EIA, in 2016, U.S. net exports were approximately 1.0 billion gallons. Brazil and Canada remained the two largest export destinations for U.S. ethanol, which accounted for 26% and 25%, respectively, of U.S. ethanol exports. China, India and the Philippines accounted for 17%, 8% and 5%, respectively, of U.S. ethanol exports.

Legislation

In the United States, the federal government mandates the use of renewable fuels under RFS II. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. RFS II has been a driving factor in the growth of ethanol usage in the United States. In November 2016, the EPA announced the final 2017 renewable volume obligations for conventional ethanol of 15.0 billion gallons.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2016, the EPA also proposed denying a petition to change the point of obligation under RFS II to the parties that own the gasoline before it is sold. In December 2016, the EPA extended the comment period to February 2017. The point of obligation does not directly impact ethanol producers; however, moving the point of obligation could indirectly affect ethanol producers.

In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 renewable volume obligations that was originally intended to go into effect on February 10, 2017. Regulatory freezes are a common practice during a change in administration and we currently believe the new presidential administration will continue to be supportive of ethanol in accordance with the current laws.

Consumer acceptance of E15 and E85 fuels and flex-fuel vehicles is one factor that may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the “One-Pound Waiver,” which allows E10 to be blended with conventional gasoline during the summer months, even though it exceeds the Reid vapor pressure limitation of 9 pounds per square inch. The One-Pound Waiver does not apply to E15, even though it has similar physical properties to E10. Industry groups are focused on securing the One-Pound Waiver for E15.

On May 1, 2015, the DOT finalized an enhanced tank car standard, or DOT specification 117, which establishes a schedule to retrofit or replace older tank cars that carry crude oil and ethanol and braking standards intended to reduce the severity of accidents and new operational protocols. The rule may increase our lease costs for railcars over the long term. Additionally, existing railcars may be out of service for an extended period of time while these upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations. Currently, all of our railcar leases expire prior to the retrofit deadline of May 1, 2023.

Our Parent’s Production Levels

Our parent’s operating margins influence its production levels, which in turn affects the volume of ethanol we store, throughput and transport. Our parent’s operating margins are sensitive to commodity price fluctuations, particularly for corn, ethanol, corn oil, distillers grains and natural gas, which are impacted by factors that are outside of its control, including weather conditions, corn yield, changes in domestic and global ethanol supply and demand, government programs and policies and the price of crude oil, gasoline and substitute fuels. Our parent uses various financial instruments to manage and reduce its exposure to price variability.

During periods of commodity price variability or compressed margins, our parent may reduce or cease operations at certain ethanol plants. Slowing down production increases the ethanol yield per bushel of corn, optimizing cash flow in lower margin environments. In 2016, our parent’s ethanol facilities ran at approximately 90% of their daily average capacity, largely due to the low margin environment during the first half of year driven by historically low crude oil prices resulting from record world supply.

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

How We Evaluate Our Operations

Our management uses a variety of GAAP and non-GAAP financial and operating metrics to evaluate our operating results and measure profitability, including: throughput volume and capacity, operations and maintenance expense, adjusted EBITDA and distributable cash flow.

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

Green Plains Trade is obligated to meet minimum volumes or take-or-pay capacity commitments under our commercial agreements. Our results of operations may be impacted by our parent’s use of our assets in excess of its minimum volume commitments, and our ability to capture incremental volumes or capacity from Green Plains Trade or third parties, to retain Green Plains Trade as a customer, enter into contracts with new customers and increase volume commitments.

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

Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, cash paid or payable for income taxes and maintenance capital expenditures, which are defined under our partnership agreement as cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain our operating capacity or operating income.

We believe the presentation of adjusted EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. Adjusted EBITDA and distributable cash flow are supplemental financial measures that we use to assess our financial performance; however, these presentations are not made in accordance with GAAP. The GAAP measure most directly comparable with adjusted EBITDA and distributable cash flow is net income. Since adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of adjusted EBITDA and distributable cash flow may not be comparable with similarly titled measures of other companies, diminishing its utility. Adjusted EBITDA and distributable cash flow should not be considered in isolation or as alternatives to net income or any other measure of financial performance presented in accordance with GAAP to analyze our results. Refer to Item 6 – Selected Financial Data for reconciliations of net income to adjusted EBITDA and distributable cash flow.

Components of Revenues and Expenses

Revenues.  Our revenues consist primarily of volume-based service fees for receiving, storing, transferring and transporting ethanol and other fuels.

For more information about these charges and the services covered by these agreements, please refer to Note 16 – Related Party Transactions to the consolidated financial statements in this report.

Operations and Maintenance Expenses.  Our operations and maintenance expenses consist primarily of lease expenses related to our transportation assets, labor expenses, outside contractor expenses, insurance premiums, repairs and maintenance expenses and utility costs. These expenses also include fees for certain management, maintenance and operational services to support our facilities, trucks and leased railcar fleet allocated by our parent under our operational services and secondment agreement.

General and Administrative Expenses.  Our general and administrative expenses consist primarily of employee salaries, incentives and benefits; office expenses; professional fees for accounting, legal, and consulting services; and other costs allocated by our parent. Our general and administrative expenses include direct monthly charges for the management of our assets and certain expenses allocated by our parent under our omnibus agreement for general corporate services, such as treasury, accounting, human resources and legal services. These expenses are charged or allocated to us based on the nature of the expense and our proportionate share of employee time or capital expenditures.

For more information about fees we reimburse our parent for services received, please read Note 16 – Related Party Transactions to the consolidated financial statements in this report.

Other Income (Expense).    Other income (expense) includes interest earned, interest expense and other non-operating items.

For the commercial agreements, operational services and secondment agreement and the omnibus agreement in their entirety and any subsequent amendments, please refer to Item 15 – Exhibits, Financial Statement Schedules.

Results of Operations

Comparability of our Financial Results

For the year ended December 31, 2016, the following discussion reflects the results of the partnership, including the results related to assets we acquired from our sponsor during the year in a transfer of assets between entities under common control.

For the year ended December 31, 2015, the following discussion reflects the results of the MLP predecessor for the first six months of 2015 and the results of the partnership post-IPO for second half of 2015. The discussion for the year ended December 31, 2015, also includes the results related to assets we acquired from our sponsor since the IPO in a transfer between entities under common control. The year ended December 31, 2014, reflects only the results of the MLP predecessor.

Under GAAP, when accounting for transfers of assets between entities under common control, the entity that receives the net assets initially recognizes the assets and liabilities transferred at their carrying amounts at the date of transfer. Prior period financial statements of the transferee are recast for all periods in which the transferred operations were part of the ultimate parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar, we received the assets and liabilities of certain ethanol storage and railcar assets contributed by our parent in a transfer between entities under common control. We recognized the assets and liabilities transferred at our parent’s historical cost basis, which are reflected retroactively in the consolidated financial statements presented in this report. Expenses related to these contributed assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the consolidated financial statements. No revenues related to the operation of the ethanol storage and railcar contributed assets were reflected in the consolidated financial statements for periods before July 1, 2015, the date the related commercial agreements became effective.

On January 1, 2016, we acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities from our sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by our sponsor, on October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively. There were no revenues related to these assets for periods before January 1, 2016, when amendments to our commercial agreements related to the drop down became effective.

On September 23, 2016, we acquired the ethanol storage assets located in Madison, Illinois; Mount Vernon, Indiana and York, Nebraska related to three ethanol plants, which occurred concurrently with the acquisition of these facilities by Green Plains from subsidiaries of Abengoa S.A. The transaction was accounted for as a transfer between entities under common control and the assets were recognized at the preliminary value recorded in Green Plains’ purchase accounting. No retroactive adjustments were required.

Selected Financial Information and Operating Data

The following table reflects selected financial information (in thousands):

	Year Ended December 31,
	2016	2015*	2014
Revenues
Storage and throughput services	$57,827	$23,125	$-
Terminal services	11,954	12,006	12,129
Railcar capacity	31,295	13,818	-
Other	2,696	1,988	714
Total revenues	103,772	50,937	12,843
Operating expenses
Operations and maintenance	34,211	29,601	26,424
General and administrative	4,423	3,114	1,403
Depreciation	5,647	5,828	5,544
Total operating expenses	44,281	38,543	33,371
Operating income (loss)	$59,491	$12,394	$(20,528)

*Recast to include historical results of operations related to net assets acquired in a transfer between entities under common control.

The following table reflects selected operating data (in mmg, except railcar capacity billed):

	Year Ended December 31,
	2016	2015	2014
Product volumes
Storage and throughput services (1)	1,147.6	464.4	-

Terminal services:
Affiliate	114.6	107.4	109.9
Non-affiliate	193.5	214.2	214.8
	308.1	321.6	324.7

Railcar capacity billed (daily avg. mmg) (1)	79.2	64.0	-

(1) Volumetric data for the year ended December 31, 2015, includes data since July 1, 2015, when related commercial agreements became effective.

Year Ended December 31, 2016, Compared with the Year Ended December 31, 2015

Revenues

Revenues generated from our storage and throughput agreement and rail transportation services agreement with Green Plains Trade, executed in connection with our IPO and effective beginning July 1, 2015, were $89.1 million for 2016 compared with $36.9 million for 2015. Increased revenues were attributable to a full year of commercial operations in 2016, as well as higher throughput volumes due to acquired ethanol storage assets and higher railcar volumetric capacity provided by the partnership to transport incremental production volumes.

Revenues generated by terminal services and other increased $0.7 million in 2016 compared with 2015, primarily due to increased trucking volumes with Green Plains Trade and third parties.

Operations and Maintenance Expenses

Operations and maintenance expenses increased $4.6 million in 2016 compared with 2015, primarily due to higher railcar lease expense as a result of an increased railcar fleet, partially offset by rate reductions; higher wages as a result of an increased railcar fleet and plant acquisitions; and higher general repairs and maintenance expense.

General and Administrative Expenses

General and administrative expenses increased $1.3 million in 2016 compared with 2015, primarily due to administrative costs incurred as a publicly traded entity.

Year Ended December 31, 2015, Compared with the Year Ended December 31, 2014

Revenues

Revenues generated from our storage and throughput agreement and rail transportation services agreement with Green Plains Trade, executed in connection with our IPO and effective beginning July 1, 2015, were $36.9 million in 2015.

Revenues generated by terminal services and other increased $1.2 million in 2015 compared with 2014, due to an increase in the number of trucks in service and locations where we do business.

Operations and Maintenance Expenses

Operations and maintenance expenses increased $3.2 million in 2015 compared with 2014, primarily due to increased railcar lease expenses, wages and fuel costs associated with our trucking operations. This was partially offset by a decrease in railcar unloading fees at our fuel terminals.

General and Administrative Expenses

General and administrative expenses increased $1.7 million in 2015 compared with 2014, primarily due to transaction costs related to the formation of the partnership and the acquisition of Hereford, Texas and Hopewell, Virginia ethanol storage and transportation assets, additional expenses attributable to being a public company, unit-based compensation and board fees.

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

On December 31, 2016,  we had $0.6 million of cash and cash equivalents and $26.0 million available under our revolving credit facility.

Net cash provided by operating activities was $62.2 million in 2016 compared with net cash provided by operating activities of $15.7 million in 2015. Cash flows from operating activities were driven primarily by increases in operating profits and decreases in working capital. Net cash used by investing activities was $152.8 million in 2016, primarily due to acquisitions of ethanol storage and leased railcar assets on January 1, 2016, and September 23, 2016. Net cash provided by financing activities was $74.9 million in 2016, primarily due to net borrowings on the revolving credit facility related to the acquisitions of ethanol storage and leased railcar assets on January 1, 2016, and September 23, 2016, partially offset by quarterly cash distributions.

We incurred capital expenditures of $0.5 million in 2016 for various projects, including $0.3 million related to maintenance capital expenditures. Capital spending for 2017 is expected to be approximately $4.6 million. This includes an estimated $3.25 million related to our investment in the Little Rock, Arkansas area unit train joint venture  and approximately $1.35 million related to the purchase of additional trucks and tankers, which we expect to finance with our revolving credit facility.

Revolving Credit Facility

Green Plains Operating Company has a $155.0 million secured revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. This credit facility was amended on September 16, 2016, increasing the revolving credit facility available from $100.0 million to $155.0 million. The amended facility can be increased by up to $100.0 million without the consent of the lenders. The facility matures in July of 2020. At December 31, 2016, the outstanding principal balance was $129.0 million on the facility and our interest rate was 3.4%. For more information related to our debt, see Note 8 – Debt to the consolidated financial statements in this report.

Distributions to Unitholders

The partnership agreement provides for a minimum quarterly distribution of $0.40 per unit, which equates to approximately $13.0 million per quarter, or $51.9 million per year, based on the 2% general partner interest and the number of common and subordinated units currently outstanding. For more information, see Note 11 – Partners’ Capital to the consolidated financial statements in this report.

The tables below summarize the 2016 and 2015 quarterly cash distributions:

	Year Ended December 31, 2016
	Declaration Date	Record Date	Payment Date	Quarterly Distribution
Fourth quarter	January 23, 2017	February 3, 2017	February 14, 2017	$0.4300
Third quarter	October 20, 2016	November 4, 2016	November 14, 2016	0.4200
Second quarter	July 20, 2016	August 5, 2016	August 12, 2016	0.4100
First quarter	April 21, 2016	May 6, 2016	May 13, 2016	0.4050

	Year Ended December 31, 2015
	Declaration Date	Record Date	Payment Date	Quarterly Distribution
Fourth quarter	January 21, 2016	February 5, 2016	February 12, 2016	$0.4025
Third quarter	October 22, 2015	November 6, 2015	November 13, 2015	0.4000

Contractual Obligations

Our contractual obligations as of December 31, 2016,  were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$137,100	$-	$-	$130,336	$6,764
Interest and fees on debt obligations (2)	14,384	3,952	7,904	2,112	416
Operating leases (3)	62,096	22,470	26,245	11,658	1,723
Service agreements (4)	4,022	1,246	2,307	313	156
Other (5)	4,613	269	1,543	980	1,821
Total contractual obligations	$222,215	$27,937	$37,999	$145,399	$10,880

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

(4) Service agreements are related to minimum commitments on railcar unloading contracts at our fuel terminals.

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

Revenue Recognition

A substantial portion of our revenues and cash flows are derived from commercial agreements with Green Plains Trade. We recognize revenues when evidence an arrangement exists; there is risk of loss and title transfer to the customer; the price is fixed or determinable; and collectability is reasonably assured. Storage, terminal and transportation services revenues are recognized when services are performed, which occurs when the product is delivered to the customer.

Our storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. Our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay us fees for these minimum commitments regardless of the actual volume, throughput or capacity used for storage or transport. Payment related to volume that was not actually throughput by Green Plains Trade is applied as a credit toward volume in excess of the minimum volume commitment during any of the next four quarters, after which time unused credits expire. We record a liability for deferred revenues in the amount of the credit that may be used in future periods and for charges to customers before the product is delivered. We recognize revenue and relieve the liability when credits are utilized or expire and when risk of loss is transferred with product delivery to the customer. As a result, a portion of our revenues may be associated with cash collected during an earlier period that did not generate cash during the current period.

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

Asset Retirement Obligations

Under certain lease agreements, we have asset retirement obligations requiring us to return the asset to its original condition upon termination of the lease agreement. Determining future restoration and removal costs is subjective, requiring management to make estimates and judgments. Asset removal technologies and costs, regulatory and other compliance considerations and the timing of expenditures are subject to change. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value.

Recent Accounting Pronouncements

For information related to recent accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to the consolidated financial statements in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than operating leases that are entered into during the ordinary course of business and disclosed in the Contractual Obligations section above.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at a variable rate. At December 31, 2016, we had $129.0 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $438 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every public company that files reports with the SEC to include a management report on the company’s internal control over financial reporting in its annual report, providing reasonable assurance regarding the reliability of our financial reporting and preparation of our consolidated financial statements for external purposes in accordance with GAAP. However, under the JOBS Act, we are not required to provide an independent registered public accounting firm’s attestation report of the effectiveness of our internal control over financial reporting for up to five years or through such earlier date that we are no longer an emerging growth company.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. The partnership’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2016, the partnership’s internal control over financial reporting is effective.

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

Our general partner currently has seven directors, including three independent directors. Our parent appoints all members to the board of directors of our general partner. In accordance with Nasdaq’s phase-in rules, we had at least one independent director on the date our common units were first listed on Nasdaq and three independent directors within one year of that date.

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

Director Independence

Although most companies listed on Nasdaq are required to have a majority of independent directors serving on the board of directors of the listed company, Nasdaq does not require a publicly traded limited partnership like us to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within one year of the date our common units are first listed on Nasdaq, and all of our audit committee members are required to meet the independence and financial literacy tests established by Nasdaq and the Exchange Act. We currently have three independent directors serving on our audit committee, Mr. Clayton Killinger, Mr. Brett Riley and Mr. John Chandler.

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

Audit Committee

Our general partner has an audit committee currently comprised of three directors, Messrs. Killinger, Riley and Chandler, who meet the independence and experience standards established by Nasdaq and the Exchange Act. Mr. Killinger and Mr. Chandler qualify as audit committee financial experts. Our general partner has relied on the phase-in rules of Nasdaq and the SEC with respect to the independence of our audit committee. Those rules permitted our general partner to have an audit committee with one independent member at the date our common units were first listed on Nasdaq, a majority of independent members within 90 days thereafter and all independent members within one year thereafter. All three current board members were appointed within one year of the date our common units were first listed on Nasdaq. Mr. Killinger acts as chairman of the audit committee.  Our audit committee assists the board of directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our audit committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our audit committee is responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm is given unrestricted access to our audit committee.

Conflicts Committee

Messrs. Killinger, Riley and Chandler serve on our conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. Mr. Riley was appointed chairman of the conflicts committee. The board of directors of our general partner determine whether to refer a matter to the conflicts committee on a case-by-case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements set forth in our partnership agreement. If our general partner seeks approval from the conflicts committee, then it is presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Meetings of the Board of Directors

The board of directors held ten meetings during 2016, while the audit committee had seven meetings and the conflicts committee held eight meetings. Meetings were conducted via teleconference or in person. No director attended fewer than 75% of the aggregate of board meetings and committee meetings held on which the director served during this period.

Directors and Executive Officers of Green Plains Holdings LLC

Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Todd A. Becker, Jerry L. Peters, Jeffrey S. Briggs and George P. (Patrich) Simpkins, who serve as directors, are also executive officers of our general partner and our parent. The following table shows information for the directors and executive officers of Green Plains Holdings as of February 14, 2017.

Name	Age	Positions with Green Plains Holdings LLC
Todd A. Becker	51	President and Chief Executive Officer (Chairman and Director)
Jerry L. Peters	59	Chief Financial Officer (and Director)
Jeffrey S. Briggs	52	Chief Operating Officer (and Director)
George P. (Patrich) Simpkins	55	Chief Development Officer (and Director)
Carl S. (Steve) Bleyl	57	Executive Vice President – Ethanol Marketing
Mark A. Hudak	56	Executive Vice President – Human Resources
Paul E. Kolomaya	51	Executive Vice President – Commodity Finance
Michelle S. Mapes	50	Executive Vice President – General Counsel and Corporate Secretary
Walter S. Cronin	54	Executive Vice President – Commercial Operations
Michael A. Metzler	54	Executive Vice President – Natural Gas & Power
Clayton E. Killinger	56	Director
Brett C. Riley	46	Director
John D. Chandler	47	Director

Todd A. Becker. Todd Becker was appointed President and Chief Executive Officer and a member of the board of directors of our general partner in March 2015. He also currently serves as the Chairman of the board of directors of our general partner. Mr. Becker has served as President and Chief Executive Officer of our parent since January 2009, and was appointed as a director of our parent in March 2009. Mr. Becker served as our parent’s President and Chief Operating Officer from October 2008 to December 2008. He served as Chief Executive Officer of VBV LLC from May 2007 to October 2008. Mr. Becker was Executive Vice President of Sales and Trading at Global Ethanol from May 2006 to May 2007. Prior to that, he worked for ten years with ConAgra Foods, Inc. in various management positions including Vice President of International Marketing for ConAgra Trade Group and President of ConAgra Grain Canada. Mr. Becker has over 28 years of related experience in various commodity processing businesses, risk management and supply chain management, along with extensive international trading experience in agricultural markets. Mr. Becker served on the board of directors, including its audit and compensation committees, for Hillshire Brands Company from 2012 to 2014. Mr. Becker has a master’s degree in Finance from the Kelley School of Business at Indiana University and a Bachelor of Science degree in Business Administration with a Finance emphasis from the University of Kansas. Mr. Becker brings valuable expertise to the board of directors of our general partner because he provides an insider’s perspective about the business and the strategic direction of the general partner to board discussions. His extensive commodity experience and leadership traits make him an essential member of the board of directors of our general partner.

Jerry L. Peters. Jerry Peters was appointed Chief Financial Officer of our general partner in March 2015 and a member of the board of directors of our general partner in June 2015. Mr. Peters has served as Chief Financial Officer of our parent since June 2007. Mr. Peters served as Senior Vice President—Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as its Chief Financial Officer from July 1994 to May 2006, and in various senior management roles prior to that. ONEOK Partners is a publicly traded partnership engaged in gathering, processing, storage, and transportation of natural gas and natural gas liquids. Prior to joining ONEOK Partners in 1985, he was employed by KPMG LLP as a certified public accountant. Beginning September 2012, Mr. Peters serves on the board of directors, and as chairman of the audit committee, of the general partner of Summit Midstream Partners, LP, a publicly traded natural gas gathering partnership. Mr. Peters received his Master of Business Administration from Creighton University with a Finance emphasis and a Bachelor of Science degree in Business Administration from the University of Nebraska—Lincoln. Mr. Peters’ experience serving on the board of directors of a publicly traded limited partnership, including as chairman of the audit committee, and his financial expertise are key attributes, among others, that make him well qualified to serve on the board of directors of our general partner.

Jeffrey S. Briggs. Jeff Briggs was appointed Chief Operating Officer of our general partner in March 2015 and a member of the board of directors of our general partner in June 2015. Mr. Briggs has served as Chief Operating Officer of our parent since November 2009. Mr. Briggs served as a consultant to our parent from July 2009 to November 2009. Prior to his consulting role, he was Founder and General Partner of Frigate Capital, LLC, a private investment partnership investing in small and mid-sized companies, from January 2004 through January 2009. Prior to Frigate, Mr. Briggs spent nearly seven years at Valmont Industries, Inc. as President of the Coatings Division. Prior to Valmont, he acquired and managed an electronic manufacturing company; was Director of Mergers and Acquisitions for Peter Kiewit and Sons; worked for Goldman Sachs in their Equities Division; and served five years as an Officer in the U.S. Navy on a nuclear submarine. Mr. Briggs received his Master of Business Administration from the Harvard Business School and a Bachelor of Science degree in Mechanical Engineering, Thermal and Power Systems from UCLA. Mr. Briggs provides to the board of directors of our general partner a valuable operational perspective due to experience as a consultant and his background in a variety of businesses.

George P. (Patrich) Simpkins.  Patrich Simpkins currently serves as Chief Development Officer of our general partner and our parent and is a member of the board of directors of our general partner. Mr. Simpkins was appointed Chief Development and Risk Officer of our general partner in March 2015 and a member of the board of directors of our general partner in June 2015. Mr. Simpkins was named Chief Development and Risk Officer of our parent in October 2014, after joining our parent in May 2012 as its Executive Vice President—Finance and Treasurer. Prior to joining our parent, Mr. Simpkins was Managing Partner of GPS Capital Partners, LLC, a capital advisory firm serving global energy and commodity clients. From February 2005 to June 2008, he served as Chief Operating Officer and Chief Financial Officer of SensorLogic, Inc., and as Executive Vice President and Global Chief Risk Officer of TXU Corporation from November 2001 to June 2004. Prior to that, he served in senior financial and commercial executive roles with Duke Energy Corporation, Louis Dreyfus Energy, MEAG Power Company and MCI Communications. Mr. Simpkins earned a Bachelor of Business Administration degree in Economics and Marketing from the University of Kentucky. Mr. Simpkins’ experience in varied risk management matters, including as an executive officer and in financial and commercial executive roles, qualifies him to serve on the board of directors of our general partner.

Carl S. (Steve) Bleyl. Steve Bleyl was appointed Executive Vice President—Ethanol Marketing of our general partner in March 2015. Mr. Bleyl joined our parent as Executive Vice President—Ethanol Marketing in October 2008. Mr. Bleyl served as Executive Vice President—Ethanol Marketing for VBV LLC from October 2007 to October 2008. From June 2003 until September 2007, he served as Chief Executive Officer of Renewable Products Marketing Group LLC, an ethanol marketing company, building it from a cooperative marketing group of five ethanol plants in one state to seventeen production facilities in seven states. Prior to that, Mr. Bleyl worked for over 20 years in various senior management and executive positions in the fuel industry. Mr. Bleyl earned a Master of Business Administration from the University of Oklahoma and a Bachelor of Science degree in Aerospace Engineering from the United States Military Academy.

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

Michelle S. Mapes. Michelle Mapes was appointed Executive Vice President—General Counsel and Corporate Secretary of our general partner in March 2015. Ms. Mapes has served as Executive Vice President—General Counsel and Corporate Secretary of our parent since November 2009 after joining our parent in September 2009 as its General Counsel. Prior to joining our parent, Ms. Mapes was a Partner at Husch Blackwell LLP, where for three years she focused her legal practice nearly exclusively in renewable energy. Prior to that, she was Chief Administrative Officer and General Counsel for HDM Corporation. Ms. Mapes served as Senior Vice President—Corporate Services and General Counsel to Farm Credit Services of America from April 2000 to June 2005. Ms. Mapes holds a Juris Doctorate, a Master of Business Administration and a Bachelor of Science degree in Accounting and Finance, all from the University of Nebraska—Lincoln.

Walter S. Cronin. Walter Cronin was appointed Executive Vice President – Commercial Operations of our general partner and our parent in August 2015. Mr. Cronin previously served as Chief Investment Officer of Green Plains Asset Management LLC, a wholly owned subsidiary of our parent, since November 2011. Mr. Cronin served as Executive Vice President and trading principal of County Cork Asset Management from April 2010 to November 2011. Prior to that, Mr. Cronin acted as a consultant to Bunge Limited from September 2004 through March 2010 Additionally, Mr. Cronin has over 29 years of commodity trading experience working at a number of firms, including RJ O’Brien and Continental Grain. Mr. Cronin received a Bachelor of Arts degree from the University of Santa Clara in 1985.

Michael A. Metzler. Michael Metzler was appointed Executive Vice President – Natural Gas and Power of our general partner and our parent in November 2015. Mr. Metzler previously served as Senior Vice President and General Manager – Natural Gas and Power of our parent since May 2013. Prior to joining our parent, Mr. Metzler was Senior Vice President of Origination and Trading for Tenaska Marketing Ventures, spending nearly 20 years helping to build the company from its start up. Prior to Tenaska, Mr. Metzler spent five years with Aquila Energy Marketing as their Director of Marketing and Trading. Mr. Metzler holds a Bachelor of Business Administration degree in Management and Marketing from the University of Nebraska - Omaha.

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

Brett C. Riley. Brett Riley was appointed a member of the board of directors of our general partner in April 2016 and serves as chairman of the conflicts committee and as a member of the audit committee.  Mr. Riley is currently an independent energy consultant and private investor. Mr. Riley led the strategy and mergers and acquisitions activities for Magellan Midstream Partners, L.P., a publicly traded master limited partnership, from June 2003 until April 2016. From 2007 to April 2016, Mr. Riley served as senior vice president, business development for Magellan GP, LLC, the general partner of Magellan Midstream Partners.  Prior to joining Magellan GP, Mr. Riley served as director, mergers and acquisitions and director, financial planning and analysis for a subsidiary of The Williams Companies, Inc. Before that, he held various finance and business development positions with MAPCO Inc. and The Williams Companies, Inc. Mr. Riley received his

Bachelor of Business Administration in Management from Pittsburg State University and his Master of Business Administration from the University of Tulsa. Mr. Riley is qualified to serve on our general partner’s board of directors because of his financial and master limited partnership experience within a variety of industries.

John D. Chandler. John Chandler was appointed a member of the board of directors of our general partner in June 2016 and serves as a member of both the audit and conflicts committee.  Mr. Chandler currently serves on the board of directors and is chair of the audit committee of USA Compression GP, LLC. He is also a member of the board of directors and audit committee of Cone Midstream GP, LLC. From 2002 to 2014, he served as chief financial officer, treasurer and chief accounting officer of Magellan Midstream Holdings GP. Before joining Magellan, Mr. Chandler was director, planning and strategic development for a subsidiary of The Williams Companies, Inc. and held various accounting and finance positions at MAPCO Inc. Mr. Chandler earned a Bachelor of Science in Business Administration with a double major in Accounting and Finance from the University of Tulsa. Mr. Chandler is qualified to serve on our general partner’s board of directors because of his financial and master limited partnership experience within a variety of industries.

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

Board of Directors Role in Risk Oversight

Our corporate governance guidelines state that the board of directors of our general partner is responsible for reviewing the process of assessing major risks facing us and the options for their mitigation. This responsibility is largely satisfied by our audit committee, which is responsible for reviewing and discussing with management and our registered public accounting firm the major risk exposures and the policies implemented by management to monitor such exposures. This includes our financial risk exposures and risk management policies.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our general partner's officers and directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2016 (no Forms 5, or any amendments, were filed with respect to 2016), all required report filings by our (or our general partner's) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.

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

For 2014 and all prior periods, no amounts of compensation for the executive officers of our general partner were separately allocated to our business. After completion of the IPO,  the executive officers of our general partner perform services unrelated to our business for our parent and its affiliates and will not receive any separate amounts of compensation for their services to us or our general partner. For 2016, 2015 and 2014, each of the executive officers of our general partner devoted substantially less than a majority of his working time to matters relating to our ethanol and fuel storage assets, terminal and transportation assets. As a result, we do not believe the compensation the executive officers of our general partner receive in relation to the services they perform with respect to our ethanol storage assets, terminal and transportation assets would comprise a material amount of their total compensation.

Our named executive officers (NEOs) are:

•	Todd Becker – President and Chief Executive Officer
•	Jerry Peters – Chief Financial Officer
•	Jeffrey Briggs – Chief Operating Officer

The NEOs of our general partner and all other personnel necessary for our business to function are employed and compensated by our parent. We are responsible for paying the long-term incentive compensation expense associated with our LTIP described below. The NEOs continue to participate in employee benefit plans and arrangements sponsored by our parent, including plans that may be established in the future. Our general partner has not entered into any employment agreements with any of its executive officers. There was no compensation in any form paid to or earned by any executive officer of our general partner in 2016 or 2015. All compensation was paid by our parent and allocated to the partnership through our corporate allocation process.

Our parent provides compensation to its executives in the form of base salaries, annual cash bonuses and stock incentive awards under our parent’s long-term equity incentive plan.

2016 Executive Compensation Summary

The following table provides certain compensation information for our NEOs for the years ended December 31, 2016 and 2015:

Name and principal position	Year	Salary (1)	Stock awards (1)(2)	Non-equity incentive plan comp. (3)	All other comp. (1)	Total
Todd Becker, President and Chief Executive Officer	2016	$22,916	$135,312	$-	$-	$158,228
	2015	11,350	-	32,428	-	43,778
Jerry Peters, Chief Financial Officer	2016	15,004	26,189	-	-	41,194
	2015	6,486	-	5,188	-	11,674
Jeffrey Briggs, Chief Operating Officer	2016	15,004	26,189	-	-	41,194
	2015	-	-	-	-	-

(1) The amounts shown above reflect compensation allocated to us from our parent for the periods presented. Per our omnibus agreement, a percentage allocation of 4.36% was applied to compensation for the full year of 2016, and a percentage allocation of 4.32% was applied to compensation for the period subsequent to the IPO for the 2015 year, or July 1, 2015, to December 31, 2015.

(2) A column for “Bonus,” which relates to discretionary cash bonuses that are not part of a short-term incentive plan has been omitted from this table because no compensation is reportable thereunder. “Stock awards” were awarded pursuant to our parent’s 2009 Equity Incentive Plan, as amended, and included as part of the compensation allocation in 2016; stock awards were not allocated in 2015.

(3) “Non-equity incentive plan compensation” amounts are paid pursuant to our parent’s Umbrella Short-Term Incentive Plan and included as part of the compensation allocation. Amounts for 2016 are expected to be finalized subsequent to the date of this report. Once finalized, such amounts will be disclosed in a filing under Item 5.02 of Form 8-K.

Outstanding Equity Awards at Year-End

There were no outstanding equity awards to our NEOs as of December 31, 2016.

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

Amendment or Termination of Long-Term Incentive Plan. The plan administrator, at its discretion, may terminate our LTIP at any time with respect to the common units for which a grant has not previously been made. The plan administrator also has the right to alter or amend our LTIP or any part of it from time to time or to amend any outstanding award made under our LTIP, provided that no change in any outstanding award may be made that would materially impair the vested rights of the participant without the consent of the affected participant or result in taxation to the participant under Section 409A of the Internal Revenue Code.

Compensation Consultants

The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2016 or 2015.

Insider Trading Policy

Our board of directors has adopted an insider trading policy both to satisfy the partnership’s obligation to prevent insider trading and to help partnership insiders avoid the severe consequences associated with violations of insider trading laws. As the partnership has worked diligently to establish a reputation for integrity and ethical conduct, this policy is also intended to prevent even the appearance of improper conduct on the part of anyone associated with the partnership.

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

Directors also receive reimbursement for out-of-pocket expenses associated with attending board or committee meetings and director and officer liability insurance coverage. Officers, employees, paid consultants or advisors of us or our general partner or its affiliates who also serve as directors do not receive additional compensation for their service as directors. All directors will be indemnified by us for actions associated with being a director to the fullest extent permitted under Delaware law.

The following table reflects all compensation granted to each independent director during 2016:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)(3)	All Other Compensation	Total
Clayton E. Killinger	$70,000	$80,000	$-	$150,000
Brett C. Riley	46,607	80,000	-	126,607
John D. Chandler	30,000	80,000	-	110,000
Patrick Eilers	14,643	-	-	14,643

(1) The annual cash fees for independent directors’ board of directors and committee service for 2016 are based on a calendar year and were prorated based on the date each board member was appointed. Mr. Killinger was appointed in August 2015, Mr. Riley was appointed in April 2016 and Mr. Chandler was appointed in June 2016. Mr. Eilers was appointed in June 2015, but resigned from our board in March 2016 as he accepted a position with a firm that had a policy restricting its employees from serving on the board of directors of a public company.

(2) On July 1, 2016, each independent board member received his annual restricted common unit grant of $80,000 based on the common unit market price of $15.99. As of December 31, 2016, this annual restricted common unit award was the only outstanding award for each independent director.

(3) The amounts shown in this column represent the aggregate grant date fair value, as determined in accordance with ASC 718, Compensation – Stock Compensation, without regard to potential forfeitures. The restricted common units granted in 2016 will vest on July 1, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our units as of February 14, 2017, held by  (i) beneficial owners of 5% or more of the units, (ii) each director and named executive officer of our general partner, and (iii) all director and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 14, 2017, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of units beneficially owned is based on a total of 15,910,658 common units and 15,889,642 subordinated units outstanding as of February 14, 2017.

	Green Plains Partners LP					Green Plains Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned

Todd A. Becker	57,556	*	-	-	*	580,578	1.5%
Jerry L. Peters	15,000	*	-	-	*	91,463	*
Jeffrey S. Briggs	4,000	*	-	-	*	189,357	*
George P. (Patrich) Simpkins	5,000	*	-	-	*	89,210	*
John D. Chandler	5,003	*	-	-	*
Clayton E. Killinger	20,859	*	-	-	*
Brett C. Riley	6,254	*	-	-	*
All Directors and Executive Officers as a group (13 persons)	163,512

Other 5% or more unitholders:
Green Plains Inc. (2)	4,389,642	27.6%	15,889,642	100.0%	63.8%
Tourbillon Capital Partners, LP (3)	2,362,466	14.8%	-	-	7.4%
Harvest Capital Strategies LLC (4)	1,380,000	8.7%	-	-	4.3%
Morgan Stanley (5)	1,299,458	8.2%	-	-	4.1%

* Less than 1%

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the partnership.

(2) Includes common units and subordinated units beneficially owned by our parent, which is publicly traded and managed by a separate nine-person board of directors.

(3) Based on the amount reported in the Schedule 13G/A filing on February 14, 2017. Shares are beneficially owned with sole voting and dispositive power shared with Jared H. Karp, Chief Executive Officer of Tourbillon Capital Partners.

(4) Based on the amount reported in the Schedule 13G/A filing on February 14, 2017. Shares are beneficially owned with sole voting and dispositive power.

(5) Based on the amount reported according to Nasdaq.com as of February 14, 2017. Shares are beneficially owned with sole voting and dispositive power.

Securities Authorized for Issuance Under Equity Compensation Plans

The board of directors of the general partner adopted our LTIP in connection with the IPO. Our LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The following table provides information as of December 31, 2016, with respect to the partnership’s common units that may be issued under our LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column
Equity compensation plans approved by security holders	21,016	$-	2,478,984
Equity compensation plans not approved by security holders	-	-	-
Total	21,016	$-	2,478,984

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of February 14, 2017, our  parent owns 4,389,642 common units and 15,889,642 subordinated units, representing a 62.5% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.

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

Under our omnibus agreement, we reimburse our parent for all reasonable direct and indirect costs and expenses incurred by our parent and its affiliates in connection with the provision of certain general and administrative services, such as treasury, accounting and legal services. These services are consistent in nature and quality to the services of such type previously provided by our parent in connection with our assets.

Withdrawal or removal of our general partner.    If our general partner withdraws or is removed, its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, for an amount equal to the fair market value of such interests.

Liquidation Stage

Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Agreements with Affiliates in Connection with the IPO

We have various agreements with certain affiliates, as described below. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm's-length negotiations. For the agreements in their entirety, any subsequent amendments and additional information, please refer to Item 15 – Exhibits, Financial Statement Schedules and Note 16 – Related Party Transactions to the consolidated financial statements in this report.

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

Effective January 1, 2016, and September 23, 2016, the omnibus agreement was amended in connection with the acquisition of additional ethanol storage and transportation assets. We entered into amendments to the omnibus agreement with our parent, our general partner, and Green Plains Operating Company that provides for our obligation to reimburse our parent for certain direct or allocated costs and expenses incurred by our parent in providing general and administrative services in connection with assets acquired or developed by the us from time to time, which includes these assets.

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

Subsequent to the IPO, Green Plains Trucking conveyed their interest in the partnership to Green Plains.

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

Effective January 1, 2016, and September 23, 2016, the operational services and secondment agreement was amended in connection with the acquisition of additional storage and transportation assets. Our general partner entered into an amendment to the operational services and secondment agreement with our parent which states our parent will second certain employees to our general partner to provide management, maintenance and operational functions with respect to the assets. The provided functions will be substantially similar to the management, maintenance and operational functions previously provided under the operational services and secondment agreement.

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

Effective November 30, 2016, the rail transportation services agreement was amended to extend the initial term of the agreement, effective July 1, 2015, from a six-year term to a ten-year term. All other terms and conditions remain the same as the initial agreement, as previously amended.

Effective January 1, 2017, the terminal services agreement for the Birmingham, Alabama unit train terminal was amended and restated. Green Plains Trade is now obligated to pay $0.036 per gallon on all throughput volumes, subject to a minimum commitment of approximately 2.8 mmg per month of ethanol and other fuels, equivalent to 33.2 mmgy, as well as fees for ancillary services through December 31, 2019. Previously, the rate was $0.0355 per gallon.

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

Item 14.  Principal Accounting Fees and Services.

For the years ended December 31, 2016 and 2015, KPMG LLP was our independent auditor. The following table sets forth aggregate fees billed to us for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Audit fees	$441,760	$397,868
Audit-related fees	18,135	-
All other fees	-	-
Total	$459,895	$397,868

Audit fees are fees billed by KPMG for services during 2016 and 2015 related to professional services rendered for the annual audit of our consolidated financial statements, quarterly reviews of our consolidated financial statements, reviews of other partnership filings with the SEC, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

Audit-related fees are fees billed by KPMG for services during 2016 related to the filing of the partnership’s registration statement.

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

All services provided by KPMG during the years ended December 31, 2016 and 2015, were approved in advance by our audit committee. The audit committee has considered whether the provision of the services performed by our principal accountant is compatible with maintaining the principal accountant’s independence.

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
2.1

Asset Purchase Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Hereford LLC, Green Plains Hopewell LLC, Green Plains Holdings LLC, Green Plains Partners LP, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC and Green Plains Logistics LLC (incorporated by reference to Exhibit 10.9 of our Current Report on Form 10-K, filed with the SEC on February 18, 2016).

2.2

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

10.3(b)

First Amendment to the Omnibus Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC  (incorporated by reference to Exhibit 10.3(b) of our Current Report on Form 10-K, filed with the SEC on February 18, 2016).

10.3(c)

Second Amendment to the Omnibus Agreement, dated September 23, 2016, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on September 26, 2016).

10.4(a)

Operational Services and Secondment Agreement, dated July 1, 2015, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.4(b)

Amendment No. 1 to the Operational Services and Secondment Agreement, dated January 1, 2016, by and between Green Plains Inc. and Green Plains Holdings LLC  (incorporated by reference to Exhibit 10.4(b) of our Current Report on Form 10-K, filed with the SEC on February 18, 2016).

10.4(c)

Amendment No. 2 to Operational Services and Secondment Agreement, dated September 23, 2016, between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed with the SEC on September 26, 2016).

10.5(a)

Rail Transportation Services Agreement, dated July 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.5(b)

Amendment No. 1 to Rail Transportation Services Agreement, dated September 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on May 12, 2016).

10.5(c)

Amendment No. 2 to Rail Transportation Services Agreement, dated November 30, 2016, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on December 1, 2016).

10.6(a)

Ethanol Storage and Throughput Agreement, dated July 1, 2015, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.6(b)

Amendment No. 1 to the Ethanol Storage and Throughput Agreement, dated January 1, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.6(b) of our Current Report on Form 10-K, filed with the SEC on February 18, 2016).

10.6(c)

Clarifying Amendment to Ethanol Storage and Throughput Agreement, dated January 4, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 10-Q filed with the SEC on August 3, 2016).

10.6(d)

Amendment No. 2 to Ethanol Storage and Throughput Agreement, dated September 23, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed with the SEC on September 26, 2016).

10.7(a)

Credit Agreement, dated July 1, 2015, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed with the SEC on July 6, 2015).

10.7(b)

First Amendment to Credit Agreement, dated September 16, 2016, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on September 16, 2016).

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
101

The following information from Green Plains Partners LP Annual Report on Form 10-K for the annual period ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

 * Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: February 22, 2017	GREEN PLAINS PARTNERS LP (Registrant) By: Green Plains Holdings LLC, its general partner By: /s/ Todd A. Becker Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer,	February 22, 2017
Todd A. Becker	(Principal Executive Officer) Chairman and Director

/s/ Jerry L. Peters	Chief Financial Officer	February 22, 2017
Jerry L. Peters	(Principal Financial Officer) and Director

/s/ Jeffrey S. Briggs	Chief Operating Officer	February 22, 2017
Jeffrey S. Briggs	and Director

/s/ George P. Simpkins	Chief Development Officer	February 22, 2017
George P. Simpkins	and Director

/s/ Clayton E. Killinger	Director	February 22, 2017
Clayton E. Killinger

/s/ Brett C. Riley	Director	February 22, 2017
Brett C. Riley

/s/ John D. Chandler	Director	February 22, 2017
John D. Chandler

Report of Independent Registered Public Accounting Firm

The Board of Directors of

Green Plains Holdings LLC, the general partner of Green Plains Partners LP

and

Unitholders of Green Plains Partners LP:

We have audited the accompanying consolidated balance sheets of Green Plains Partners LP and subsidiaries (the partnership) as of December 31, 2016 and 2015, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Plains Partners LP and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the partnership recognized assets and liabilities transferred on January 1, 2016, and September 23, 2016, at the parent’s historical cost basis.  Such assets and liabilities and the associated expenses are reflected retroactively, if applicable.

/s/ KPMG LLP

Omaha, Nebraska

February 22, 2017

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31,
	2016	2015*
ASSETS
Current assets
Cash and cash equivalents	$622	$16,385
Accounts receivable	1,513	566
Accounts receivable from affiliates	18,777	14,347
Amortizable lease costs	243	1,710
Prepaid expenses and other	1,120	911
Total current assets	22,275	33,919

Property and equipment, net	51,022	41,862
Goodwill	10,598	10,598
Note receivable	8,100	8,100
Other assets	1,781	1,298
Total assets	$93,776	$95,777

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$4,280	$4,590
Accounts payable to affiliates	1,921	1,538
Accrued and other liabilities	10,201	6,230
Asset retirement obligations	199	638
Unearned revenue	702	607
Total current liabilities	17,303	13,603

Long-term debt	136,927	7,879
Deferred lease liability	739	349
Asset retirement obligations	2,877	1,808
Other liabilities	96	328
Total liabilities	157,942	23,967
Commitments and contingencies (Note 14)

Partners' capital
Net investment - sponsor	-	6,299
Common unitholders - public (December 31, 2016 - 11,521,016 units issued and outstanding; December 31, 2015 - 11,510,089 units issued and outstanding)	115,139	161,079
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(38,653)	(21,088)
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(139,913)	(76,334)
General partner interests	(739)	1,854
Total partners' capital	(64,166)	71,810
Total liabilities and partners' capital	$93,776	$95,777

*Recast to include historical balances of net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,

	2016	2015*	2014
Revenues
Affiliate	$95,470	$42,549	$4,359
Non-affiliate	8,302	8,388	8,484
Total revenues	103,772	50,937	12,843
Operating expenses
Operations and maintenance	34,211	29,601	26,424
General and administrative	4,423	3,114	1,403
Depreciation and amortization	5,647	5,828	5,544
Total operating expenses	44,281	38,543	33,371
Operating income (loss)	59,491	12,394	(20,528)
Other income (expense)
Interest income	83	86	75
Interest expense	(2,545)	(381)	(138)
Total other expense	(2,462)	(295)	(63)
Income (loss) before income tax benefit	57,029	12,099	(20,591)
Income tax (expense) benefit	(224)	4,009	7,758
Net income (loss)	56,805	16,108	(12,833)
Net loss attributable to MLP predecessor	-	(6,628)	(12,833)
Net loss attributable to sponsor	-	(273)	-
Net income attributable to the partnership	$56,805	$23,009	$-

Net income attributable to partners' ownership interests:
General partner	$1,136	$460
Limited partners - common unitholders	27,848	11,278
Limited partners - subordinated unitholders	27,821	11,271

Earnings per limited partner unit (basic and diluted):
Common units	$1.75	$0.71
Subordinated units	$1.75	$0.71
Weighted average limited partner units outstanding (basic and diluted):
Common units	15,904	15,897
Subordinated units	15,890	15,890

*Recast to include historical results of operations related to net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Partners' Capital
			Limited Partners
	Membership	Sponsor Equity in	Common Units-	Common Units-	Subordinated Units-	General
	Interests	Contributed Assets	Public	Green Plains	Green Plains	Partner	Total
Balance, December 31, 2013	$59,251	$-	$-	$-	$-	$-	$59,251
Net income (loss)	(12,833)	-	-	-	-	-	(12,833)
Member contributions, net	20,889	-	-	-	-	-	20,889
Balance, December 31, 2014	67,307	-	-	-	-	-	67,307
Net loss attributable to MLP predecessor	(6,628)	-	-	-	-	-	(6,628)
Member contributions, net	7,890	-	-	-	-	-	7,890
Allocation of MLP predecessor net investment to partners' capital	(68,569)	-	-	14,382	52,062	2,125	-
Elimination of MLP predecessor income taxes	-	-	-	(3,212)	(11,627)	(475)	(15,314)
Proceeds from IPO, net of discounts, structuring fees, and other IPO expenses	-	-	157,452	-	-	-	157,452
Cash distribution to Green Plains related to IPO	-	-	-	(33,616)	(121,684)	-	(155,300)
Quarterly cash distribution to unitholders	-	-	(4,604)	(1,756)	(6,356)	(259)	(12,975)
Acquisition of assets from sponsor in transfer between entities under common control	-	6,342	-	-	-	-	6,342
Contributions from sponsor	-	230	-	-	-	-	230
Net loss attributable to sponsor	-	(273)	-	-	-	-	(273)
Net income attributable to partnership	-	-	8,164	3,114	11,271	460	23,009
Unit-based compensation, including general partner contribution	-	-	67	-	-	3	70
Balance, December 31, 2015*	-	6,299	161,079	(21,088)	(76,334)	1,854	71,810
Quarterly cash distribution to unitholders	-	-	(18,855)	(7,187)	(26,020)	(1,063)	(53,125)
Acquisition of Hereford and Hopewell assets	-	(6,299)	(19,877)	(7,581)	(27,436)	(1,119)	(62,312)
Acquisition of Abengoa assets	-	-	(27,513)	(10,483)	(37,944)	(1,550)	(77,490)
Net income	-	-	20,162	7,686	27,821	1,136	56,805
Unit-based compensation, including general partner net contributions	-	-	143	-	-	3	146
Balance, December 31, 2016	$-	$-	$115,139	$(38,653)	$(139,913)	$(739)	$(64,166)

*Recast to include historical equity effects related to balances of net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015*	2014
Cash flows from operating activities
Net income (loss)	$56,805	$16,108	$(12,833)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	5,427	5,708	5,426
Accretion of asset retirement obligations	236	201	173
Amortization of asset retirement obligations	220	120	118
Amortization of debt issuance costs	299	134	46
Increase (decrease) in deferred lease liability	390	20	66
Deferred income taxes	(2)	(4,076)	(7,360)
Other	143	67	(20)
Changes in operating assets and liabilities:
Accounts receivable	(947)	(82)	465
Accounts receivable from affiliates	(4,430)	(13,283)	(1,024)
Prepaid expenses and other assets	(44)	(404)	30
Accounts payable and accrued liabilities	3,703	10,352	(318)
Accounts payable to affiliates	383	960	(811)
Other	12	(92)	(299)
Net cash provided (used) by operating activities	62,195	15,733	(16,341)

Cash flows from investing activities
Purchases of property and equipment	(537)	(1,497)	(547)
Acquisition of assets from sponsor	(62,312)	-	-
Acquisition of assets	(90,000)	-	-
Proceeds on disposal of assets, net	-	19	-
Net cash used by investing activities	(152,849)	(1,478)	(547)

Cash flows from financing activities
Proceeds from initial public offering, net	-	157,452	-
Payments of distributions	(53,125)	(168,275)	-
Proceeds from revolving credit facility	218,000	-	-
Payments on revolving credit facility	(89,000)	-	-
Payments of loan fees	(987)	(875)	-
Member contributions, net	-	8,123	20,889
Other	3	-	-
Net cash provided (used) by financing activities	74,891	(3,575)	20,889

Net change in cash and cash equivalents	(15,763)	10,680	4,001
Cash and cash equivalents, beginning of period	16,385	5,705	1,704
Cash and cash equivalents, end of period	$622	$16,385	$5,705

Supplemental disclosures of cash flow
Cash paid for income taxes	$248	$1,006	$1,387
Cash paid for interest	$2,189	$173	$100

*Recast to include historical cash flow activity related to net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

References to the Partnership and MLP Predecessor

References to “the partnership” in the consolidated financial statements and notes to the consolidated financial statements refer to Green Plains Partners LP and its subsidiaries. References to the “MLP predecessor” refer to BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes, and the assets, liabilities and results of operations of certain ethanol storage and railcar assets contributed by Green Plains Inc. in connection with the IPO on July 1, 2015. References to “the sponsor” in transactions subsequent to the IPO refers to Green Plains Inc.

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

On January 1, 2016, the partnership acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities from its sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by the sponsor, on October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively. There were no revenues related to these assets for periods before January 1, 2016, when amendments to the commercial agreements related to the drop down became effective.

On September 23, 2016, the partnership acquired the ethanol storage assets located in Madison, Illinois; Mount Vernon, Indiana and York, Nebraska for $90 million related to three ethanol plants, which occurred concurrently with the acquisition of these facilities by Green Plains from subsidiaries of Abengoa S.A. The transaction was accounted for as a transfer between entities under common control and the assets were recognized at the preliminary value recorded in Green Plains’ purchase accounting. No retroactive adjustments were required.

Reclassifications

Certain amounts were reclassified to conform to a revised current year presentation. These reclassifications did not affect total revenues, operating expenses, net income or partners’ capital.

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

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.5 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of these assets is generally computed using the straight-line method over the following estimated useful lives of the assets:

Years
Buildings and improvements	10-40
Tanks and terminal equipment	15-40
Rail and rail equipment	10-22
Other machinery and equipment	5-7
Computers and software	3-5
Office furniture and equipment	5-7

Property and equipment is capitalized at cost. Land improvements are capitalized and depreciated. Expenditures for property betterments and renewals are capitalized. Costs of repairs and maintenance are charged to expense as incurred. The partnership periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its fixed assets.

Asset Retirement Obligations

The partnership records an ARO for the fair value of the estimated costs to retire a  tangible long-lived asset in the period in which it is incurred if it can be reasonably estimated, which is subsequently adjusted for accretion expense. The corresponding asset retirement costs are capitalized as a long-lived asset and depreciated on a straight-line basis over the asset’s remaining useful life. The expected present value technique used to calculate the fair value of the AROs includes assumptions about costs, settlement dates, interest accretion and inflation. Changes in assumptions, including the amount or timing of estimated cash flows, could result in increases or decreases to the AROs. The partnership’s AROs are based on legal obligations to perform remedial activity when certain machinery and equipment are disposed and operating leases expire.

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

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The determination of goodwill takes into consideration the fair value of net tangible and intangible assets. The partnership’s goodwill currently is comprised of amounts recognized by the MLP predecessor related to terminal services assets.

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

The following descriptions relate to agreements entered into in connection with the IPO on July 1, 2015. For the agreements in their entirety, any subsequent amendments and additional information, please refer to Item 15 – Exhibits, Financial Statement Schedules and Note 16 – Related Party Transactions to the consolidated financial statements in this report.

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

•	the partnership’s right of first offer to acquire assets if Green Plains decides to sell them for up to five years from the consummation of the IPO;
•	a nontransferable, nonexclusive, royalty-free license to use the Green Plains trademark and name;
•	the allocation of taxes among the parent, partnership and its affiliates and the parent’s preparation and filing of tax returns; and
•	an indemnity by Green Plains for environmental and other liabilities, the partnership’s obligation to indemnify F-10

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

Revolving Credit Facility

In connection with the IPO, Green Plains Operating Company, entered into an agreement for a five-year, $100.0 million revolving credit facility, as the borrower, with various lenders to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The revolving credit facility contains customary representations and warranties, affirmative covenants, negative covenants and events of default. The negative covenants include restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. See Note 8 – Debt to the consolidated financial statements for further details regarding the revolving credit facility.

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

4. ACQUISITIONS

Abengoa Acquisition

Effective September 23, 2016, the partnership acquired the ethanol storage assets located in Madison, Illinois; Mount Vernon, Indiana, and York, Nebraska, for $90.0 million related to three ethanol plants, which occurred concurrently with the acquisition of these facilities by Green Plains from subsidiaries of Abengoa S.A. The partnership used its amended revolving credit facility to fund the purchase.

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

In conjunction with the acquisition, the partnership and Green Plains amended the 1) omnibus agreement, 2) operational services agreement, and 3) ethanol storage and throughput agreement. Please refer to Note 16 – Related Party Transactions to the consolidated financial statements for additional information.

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

At the time of acquisition, the Hopewell facility was not operational; however, upon completion of certain maintenance and enhancement projects, operations began at the plant in early February 2016. In conjunction with the transfer of assets under common control, the partnership amended the 1) omnibus agreement, 2) operational services agreement, and 3) ethanol storage and throughput agreement; the rail transportation services agreement was also adjusted. Please refer to Note 16 – Related Party Transactions to the consolidated financial statements for additional information.

5.  FAIR VALUE DISCLOSURES

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

The carrying amounts of financial assets and liabilities with maturities of less than one year, including cash and cash equivalents,  accounts receivable and accounts payable, approximate fair value due to the short period to maturity.

The partnership uses market interest rates to measure the fair value of its long‑term debt and adjusts those rates for all necessary risks, including its own credit risk. At December 31, 2016 and 2015, the carrying amount of debt approximated fair value.

6.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2016	2015*
Tanks and terminal equipment	$47,797	$37,974
Leasehold improvements and other	10,690	10,242
Rail and rail equipment	4,551	4,551
Land and buildings	9,020	7,022
Trucks and other vehicles	2,529	1,495
Computer equipment, furniture and fixtures	274	216
Construction-in-progress	39	82
Total property and equipment	74,900	61,582
Less: accumulated depreciation	(23,878)	(19,720)
Property and equipment, net	$51,022	$41,862

*Recast to include historical balances of net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the notes to consolidated financial statements for further discussion.

In connection with the closing of the IPO on July 1, 2015, in addition to the interests of BlendStar, Green Plains contributed certain ethanol storage and railcar fixed assets in a transfer between entities under common control with a carrying value of $18.7 million.

Effective January 1, 2016, the sponsor contributed the ethanol storage and railcar fixed assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities in a transfer between entities under common control with a carrying value of $6.4 million. The partnership recognized the assets at the parent’s historical cost, which are reflected retroactively in the property and equipment table and the consolidated financial statements presented in this report for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by our sponsor, on October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively.

Effective September 23, 2016, the sponsor contributed the ethanol storage and railcar fixed assets of the Abengoa S.A. ethanol production facilities in a transfer between entities under common control with a carrying value of $12.5 million. The partnership recognized the assets at the parent’s preliminary value recorded in Green Plains’ purchase accounting and no retroactive adjustments were made.

7.  GOODWILL

The partnership did not have any changes in the carrying amount of goodwill, which was $10.6 million at December 31, 2016 and 2015.

8.  DEBT

Revolving Credit Facility

Green Plains Operating Company has a $155.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility was amended on September 16, 2016, increasing the total amount available from $100.0 million to $155.0 million. Advances under the amended credit facility are subject to a floating interest rate based on the preceding fiscal quarter’s consolidated leverage ratio at a base rate plus 1.25% to 2.00% per year or LIBOR plus 2.25% to 3.00%. The amended credit facility may be increased by up to an aggregate of $100.0 million without the consent of the lenders. The unused portion of the credit facility is also subject to a commitment fee of 0.35% to 0.50%, depending on the preceding fiscal quarter’s consolidated net leverage ratio.

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The partnership, each of its existing subsidiaries and future domestic subsidiaries guarantee the revolving credit facility. As of December 31, 2016, the revolving credit facility had an average interest rate of 3.4%.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated net leverage ratio of no more than 3.50x and a minimum consolidated interest coverage ratio of no less than 2.75x, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. The consolidated leverage ratio is calculated by dividing total funded indebtedness minus the lesser of cash in excess of $5.0 million or $30.0 million by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated interest coverage ratio is calculated by dividing the sum of the four preceding fiscal quarters’ consolidated EBITDA by the sum of the four preceding fiscal quarters’ interest charges.

The partnership had $129.0 million of borrowings outstanding under the revolving credit facility as of December 31, 2016, and no borrowings outstanding as of December 31, 2015.

Qualified Low Income Community Investment Notes

Birmingham BioEnergy, a subsidiary of BlendStar, was a recipient of qualified low income community investment notes executed in June 2013 in conjunction with NMTC financing related to the Birmingham, Alabama terminal. Promissory notes payable totaling $10.0 million and notes receivable of $8.1 million were issued in connection with this transaction. The notes payable bear an interest rate of 1.0% per year and require quarterly interest only payments through December 31, 2019. Beginning in March 2020, the promissory notes and note receivable each require quarterly principal and interest payments of approximately $0.2 million.  BlendStar retains the right to call $8.1 million of the promissory notes in 2020. The promissory notes payable and note receivable will be fully amortized upon maturity in September 2031. Income tax credits were generated for the lender, which the company has guaranteed over their statutory life of seven years in the event the credits are recaptured or reduced. At the time of the transaction, the income tax credits were valued at $5.0 million. The company has not established a liability in connection with the guarantee because it believes the likelihood of recapture or reduction is remote.

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

Effective January 1, 2016, the partnership adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which resulted in the reclassification of approximately $221 thousand from other assets to long-term debt within the balance sheet as of December 31, 2015. As of December 31, 2016, there were $173 thousand of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt.

Scheduled long‑term debt repayments as of December 31, 2016, are as follows (in thousands):

Year Ending December 31,	Amount
2017	$-
2018	-
2019	-
2020	129,665
2021	671
Thereafter	6,764
Total	$137,100

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of December 31, 2016.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the years ended December 31, 2016 and 2015.

9.  ASSET RETIREMENT OBLIGATIONS

Under various lease agreements, the partnership has AROs when certain machinery and equipment are disposed or operating leases expire. The following table summarizes the change in the liability for the AROs (in thousands):

Amount
Balance, December 31, 2014	$2,043
Additional asset retirement obligations incurred	202
Accretion expense	201
Balance, December 31, 2015	2,446
Additional asset retirement obligations incurred	447
Liabilities settled	(53)
Accretion expense	236
Balance, December 31, 2016	$3,076

10.  UNIT-BASED COMPENSATION

The board of directors of the general partner adopted the LTIP upon completion of the IPO. The LTIP is intended to promote the interests of the partnership, its general partner and affiliates by providing incentive compensation awards based on units to employees, consultants and directors to encourage superior performance. The LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The partnership measures unit-based compensation grants at fair value on the grant date and records noncash compensation expense related to the awards on a straight-line basis over the requisite service period.

The non-vested unit-based award activity for the year ended December 31, 2016, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2015	10,089	$14.93
Granted	16,260	15.82
Forfeited	(5,333)	14.93
Vested	(6,007)	14.69
Non-Vested at December 31, 2016	15,009	$15.99	0.5

Compensation costs related to the unit-based awards of approximately $143 thousand and $67 thousand were recognized during the years ended December 31, 2016 and 2015. There were no unit-based compensation costs during year ended December 31, 2014. At December 31, 2016, there were $119 thousand of unrecognized compensation costs from unit-based compensation awards.

11.   PARTNERS’ CAPITAL

A rollforward of the number of common and subordinated limited partner units outstanding is as follows:

	Common Units-	Common Units-	Subordinated Units-
	Public	Green Plains	Green Plains	Total
Units issued in connection with IPO, July 1, 2015	11,500,000	4,389,642	15,889,642	31,779,284
Units issued under the LTIP	10,089	-	-	10,089
Units, December 31, 2015	11,510,089	4,389,642	15,889,642	31,789,373
Units issued under the LTIP	16,260	-	-	16,260
Units forfeited under the LTIP	(5,333)	-	-	(5,333)
Units, December 31, 2016	11,521,016	4,389,642	15,889,642	31,800,300

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

The general partner also holds incentive distribution rights that entitles it to receive increasing percentages, up to 48%, of available cash distributed from operating surplus, as defined in the partnership agreement, in excess of $0.46 per unit per quarter. The maximum distribution of 48% does not include any distributions the general partner or its affiliates may receive on its general partner interest, common units or subordinated units.

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

(2) The percentage interests for the general partner assume the general partner contributes additional capital necessary to maintain its 2% general partner interest, does not transfer any of its incentive distribution rights and there are no arrearages on common units.

The tables below summarize the 2016 and 2015 quarterly cash distributions:

	Year Ended December 31, 2016
	Declaration Date	Record Date	Payment Date	Quarterly Distribution
Fourth quarter	January 23, 2017	February 3, 2017	February 14, 2017	$0.4300
Third quarter	October 20, 2016	November 4, 2016	November 14, 2016	0.4200
Second quarter	July 20, 2016	August 5, 2016	August 12, 2016	0.4100
First quarter	April 21, 2016	May 6, 2016	May 13, 2016	0.4050

	Year Ended December 31, 2015
	Declaration Date	Record Date	Payment Date	Quarterly Distribution
Fourth quarter	January 21, 2016	February 5, 2016	February 12, 2016	$0.4025
Third quarter	October 22, 2015	November 6, 2015	November 13, 2015	0.4000

The allocation of total cash distributions to the general and limited partners applicable to the period the distributions were earned are as follows (in thousands):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash distributions:
General partner	$1,081	$521
Limited partners:
Limited partner common units - public	19,176	9,237
Limited partner common units - Green Plains	7,309	3,523
Limited partner subordinated units - Green Plains	26,456	12,751
Total limited partners	52,941	25,511
Total	$54,022	$26,032

12.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit is the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2016. Earnings per unit is calculated for periods following the IPO since there were no units outstanding before July 1, 2015 (in thousands, except for per unit data):

	Year Ended December 31, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$26,485	$26,456	$1,081	$54,022
Earnings in excess of distributions	1,363	1,365	55	2,783
Total net income	$27,848	$27,821	$1,136	$56,805

Weighted-average units outstanding - basic and diluted	15,904	15,890

Earnings per limited partner unit - basic and diluted	$1.75	$1.75

	Year Ended December 31, 2015
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$12,760	$12,751	$521	$26,032
Earnings less than distributions	(1,482)	(1,480)	(61)	(3,023)
Total net income	$11,278	$11,271	$460	$23,009

Weighted-average units outstanding - basic and diluted	15,897	15,890

Earnings per limited partner unit - basic and diluted	$0.71	$0.71

13.  INCOME TAXES

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

The partnership recorded deferred tax assets in the amount of $78 thousand and $77 thousand as of December 31, 2016 and 2015, respectively. The partnership also recorded income taxes payable in the amount of $45 thousand and $67 thousand as of December 31, 2016 and 2015, respectively. The effective tax rate for 2016 and 2015 was immaterial to the financial statements.

The MLP predecessor was a single member limited liability company, treated as a non-taxable disregarded entity in Green Plains’ federal and state income tax returns. For periods prior to the IPO, the consolidated financial statements reflect income taxes as if the MLP predecessor had filed separate federal and state tax returns. Under a tax sharing agreement between the MLP predecessor and Green Plains, the MLP predecessor periodically made payments to Green Plains for its share of Green Plains’ tax liabilities. Differences between amounts due to Green Plains under the agreement and the total income tax expense of the MLP predecessor, which were determined as if the MLP predecessor filed separate tax returns, are reflected as member contributions in partners’ capital. These amounts included contributions of $11 thousand for the year ended December 31, 2015, and distributions of $437 thousand for the year ended December 31, 2014.

Income taxes for the MLP predecessor were accounted for under the asset and liability method. Income taxes receivable were $1.3 million as of December 31, 2014, and reflected in accounts receivable to affiliate in the consolidated balance sheets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years those temporary differences were expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

At the closing of the IPO, current and deferred income taxes were settled through equity contributions from Green Plains. At the same time, the MLP predecessor’s participation in the tax sharing agreement was terminated.

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current	$226	$67	$(398)
Deferred	(2)	(4,076)	(7,360)
Total	$224	$(4,009)	$(7,758)

Differences between income tax expense (benefit) computed at the statutory federal income tax rate on its income subject to tax are presented on the consolidated statements of operations and summarized as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax expense at federal statutory rate of 35%	$59	$(3,666)	$(7,207)
State income tax expense, net of federal benefit	208	(282)	(546)
Other	(43)	(61)	(5)
Income tax expense	$224	$(4,009)	$(7,758)

The partnership has $78 thousand and $77 thousand of deferred tax assets as of December 31, 2016 and 2015, respectively, related to investments in Birmingham BioEnergy.

The partnership conducts business and its parent files tax returns in several states within the United States The partnership’s federal and state returns filed by its parent for the tax years ended December 31, 2013, and later are still subject to audit.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land, and railcars under agreements that expire on various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the term of the lease, which resulted in a deferred lease liability of approximately $739 thousand and $349 thousand as of December 31, 2016 and 2015,  respectively. The partnership incurred lease expenses of $24.8 million,  $22.4 million and $21.2 million during the years ended December 31, 2016, 2015 and 2014, respectively. Aggregate minimum lease payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$22,470
2018	15,577
2019	10,669
2020	8,578
2021	3,079
Thereafter	1,723
Total	$62,096

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

Year Ending December 31,	Amount
2017	$59,320
2018	59,320
2019	59,320
2020	59,320
2021	59,320
Thereafter	207,620
Total	$504,220

Service Agreements

The partnership entered into agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during  the years ended December 31, 2016, 2015 and 2014. Aggregate minimum payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$1,246
2018	1,154
2019	1,154
2020	156
2021	156
Thereafter	156
Total	$4,022

Legal

Routinely, the partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

15. MAJOR CUSTOMERS

Revenues from three customers exceeding 10% of the partnership’s total revenues are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Green Plains Trade	$95,470	$42,549	$4,359
Customer A	n/a	n/a	3,053
Customer B	n/a	n/a	2,897

16. RELATED PARTY TRANSACTIONS

In addition to the related party purchases disclosed in Note 4 – Acquisitions to the consolidated financial statements, the partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of approximately $3.7 million, $1.6 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

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

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the years ended December 31, 2016 and 2015, the average monthly fee was approximately $0.0330 and $0.0358 per gallon, respectively, for the railcar volumetric capacity provided by the partnership, which was 90.6 mmg and 69.5 mmg as of December 31, 2016 and 2015, respectively. The partnership’s leased railcar fleet consisted of approximately 3,100 railcars and 2,300 railcars as of December 31, 2016 and 2015, respectively. Since the IPO, the partnership has entered into lease renewals in the normal course of business at comparable margins.

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

Effective November 30, 2016, the rail transportation services agreement was amended to extend the initial term of the agreement, effective July 1, 2015, from a six-year term to a ten-year term. All other terms and conditions remain the same as the initial agreement, as previously amended.

Under the trucking transportation agreement, Green Plains Trade pays the partnership to transport ethanol and other fuels by truck from identified receipt points to various delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate volume transported in a calendar month by the partnership’s trucks, multiplied by the applicable rate for each trucking lane. A truck lane is defined as a specific and routine route of travel between a point of origin and point of destination. Rates for each truck lane are negotiated based on product, location, mileage and other factors. Green Plains Trade reimburses the partnership for costs related to: (1) truck switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation and maintenance of trucks; and (3) fees related to trucking transportation services under transportation contracts with third-party common carriers.

Under the Birmingham terminal services agreement, Green Plains Trade is obligated to pay $0.036 per gallon on all throughput volumes subject to a minimum volume commitment of approximately 2.8 mmg per month of ethanol and other fuels, equivalent to 33.2 mmgy, as well as fees for ancillary services, effective January 1, 2017, through December 31, 2019. Previously, the rate was $0.0355 per gallon. All other terms and conditions are substantially the same as the initial agreement.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation agreement of $89.1 million and $36.9 million for the years ended December 31, 2016 and 2015. The partnership and the MLP predecessor recorded revenues from Green Plains Trade related to trucking and terminal services of $6.3 million, $5.6 million and $4.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In February 2015, a subsidiary of the MLP predecessor made an equity distribution to Green Plains in the amount of $3.3 million.

The partnership distributed $34.3 million and $8.4 million to Green Plains related to the quarterly cash distribution paid for the years ended December 31, 2016 and 2015, respectively.

17. QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth certain unaudited financial data for each of the quarters within the  years ended December 31, 2016 and 2015 (in thousands, except per unit amounts). This information has been derived from the partnership’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$28,285	$26,205	$25,493	$23,789
Operating expenses	10,693	11,474	11,043	11,071
Operating income (expense)	17,592	14,731	14,450	12,718
Other income (expense)	(1,230)	(480)	(389)	(363)
Income tax (expense) benefit	80	(52)	(79)	(173)
Net income (loss)	16,442	14,199	13,982	12,182
Net loss attributable to MLP predecessor	-	-	-	-
Net income attributable to the partnership	$16,442	$14,199	$13,982	$12,182
Earnings per limited partner unit (basic and diluted):
Common units	$0.50	$0.44	$0.43	$0.38
Subordinated units	$0.50	$0.44	$0.43	$0.38
Distribution declared	$0.4300	$0.4200	$0.4100	$0.4050

	Three Months Ended
	December 31, 2015*	September 30, 2015	June 30, 2015	March 31, 2015
Revenues	$22,686	$21,410	$3,445	$3,396
Operating expenses	10,708	10,380	8,905	8,550
Operating income (expense)	11,978	11,030	(5,460)	(5,154)
Other income (expense)	(131)	(151)	(14)	1
Income tax benefit	10	-	2,060	1,939
Net income (loss)	11,857	10,879	(3,414)	(3,214)
Net loss attributable to MLP predecessor	-	-	(3,414)	(3,214)
Net loss attributable to sponsor	(273)	-	-	-
Net income attributable to the partnership	$12,130	$10,879	$-	$-
Earnings per limited partner unit (basic and diluted):
Common units	$0.37	$0.34
Subordinated units	$0.37	$0.34
Distribution declared	$0.4025	$0.4000

*Recast to include historical results of operations related to net assets acquired in a transfer between entities under common control. See Notes 1 and 4 to the consolidated financial statements for further discussion.