Form 10-Q
period 2017-03-31
Green Plains Partners LP
filed 2017-05-04
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2017

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non‑accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

The registrant had 15,910,658 common units and 15,889,642 subordinated units outstanding as of May 1, 2017.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP and Subsidiaries:

z
Birmingham BioEnergy	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Green Plains Ethanol Storage	Green Plains Ethanol Storage LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Trucking II	Green Plains Trucking II LLC

Green Plains Inc. and Subsidiaries:

Green Plains; our parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings	Green Plains Holdings LLC; our general partner
Green Plains Obion	Green Plains Obion LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Trucking	Green Plains Trucking LLC

Other Defined Terms:

2016 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2016, filed February 22, 2017
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
E15	Gasoline blended with up to 15% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
Nasdaq	The Nasdaq Global Market
NMTC	New markets tax credits
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RBOB	Reformulated blendstock for oxygenate blending
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
SEC	Securities and Exchange Commission
U.S.	United States

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$893	$622
Accounts receivable	958	1,513
Accounts receivable from affiliates	19,154	18,777
Amortizable lease costs	243	243
Prepaid expenses and other	1,597	1,120
Total current assets	22,845	22,275

Property and equipment, net of accumulated depreciation of $25,129 and $23,878, respectively	50,156	51,022
Goodwill	10,598	10,598
Note receivable	8,100	8,100
Other assets	1,604	1,781
Total assets	$93,303	$93,776

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$8,333	$4,280
Accounts payable to affiliates	2,745	1,921
Accrued and other liabilities	5,737	10,201
Asset retirement obligations	796	199
Unearned revenue	983	702
Total current liabilities	18,594	17,303

Long-term debt	134,439	136,927
Deferred lease liability	754	739
Asset retirement obligations	2,560	2,877
Other liabilities	39	96
Total liabilities	156,386	157,942

Commitments and contingencies (Note 8)

Partners' capital
Common unitholders - public (11,521,016 units issued and outstanding)	115,561	115,139
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(38,515)	(38,653)
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(139,411)	(139,913)
General partner interests	(718)	(739)
Total partners' capital	(63,083)	(64,166)
Total liabilities and partners' capital	$93,303	$93,776

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,

	2017	2016
Revenues
Affiliate	$25,757	$21,768
Non-affiliate	1,472	2,021
Total revenues	27,229	23,789
Operating expenses
Operations and maintenance	8,531	8,645
Selling, general and administrative	1,212	1,209
Depreciation and amortization	1,254	1,217
Total operating expenses	10,997	11,071
Operating income	16,232	12,718
Other income (expense)
Interest income	20	21
Interest expense	(1,228)	(384)
Total other expense	(1,208)	(363)
Income before income taxes	15,024	12,355
Income tax expense	47	173
Net income	$14,977	$12,182

Net income attributable to partners' ownership interests:
General partner	$300	$244
Limited partners - common unitholders	7,343	5,971
Limited partners - subordinated unitholders	7,334	5,967

Earnings per limited partner unit (basic and diluted):
Common units	$0.46	$0.38
Subordinated units	$0.46	$0.38
Weighted average limited partner units outstanding (basic and diluted):
Common units	15,910	15,899
Subordinated units	15,890	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$14,977	$12,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,254	1,217
Accretion	61	62
Amortization of debt issuance costs	121	56
Increase in deferred lease liability	15	264
Deferred income taxes	-	1
Unit-based compensation	59	(15)
Changes in operating assets and liabilities:
Accounts receivable	555	(339)
Accounts receivable from affiliates	(377)	2,889
Prepaid expenses and other assets	(457)	220
Accounts payable and accrued liabilities	(316)	(1,884)
Accounts payable to affiliates	824	(861)
Other	8	(93)
Net cash provided by operating activities	16,724	13,699

Cash flows from investing activities
Purchases of property and equipment	-	(87)
Acquisition of assets from sponsor	-	(62,312)
Net cash used by investing activities	-	(62,399)

Cash flows from financing activities
Payments of distributions	(13,953)	(13,057)
Proceeds from revolving credit facility	14,200	56,000
Payments on revolving credit facility	(16,700)	(5,000)
Member contributions, net	-	(2)
Net cash provided (used) by financing activities	(16,453)	37,941

Net change in cash and cash equivalents	271	(10,759)
Cash and cash equivalents, beginning of period	622	16,385
Cash and cash equivalents, end of period	$893	$5,626

Supplemental disclosures of cash flow
Cash paid for income taxes	$95	$176
Cash paid for interest	$1,120	$282
Capital expenditures in accounts payable	$186	$129

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

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

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the partnership’s 2016 annual report.

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

Effective January 1, 2016, the partnership acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia production facilities for $62.3 million from its sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by the sponsor, or October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively. There were no revenues related to these assets for periods before January 1, 2016, when amendments to the commercial agreements related to the dropdown became effective.

On September 23, 2016, the partnership acquired the ethanol storage assets located in Madison, Illinois; Mount Vernon, Indiana and York, Nebraska for $90 million related to the three ethanol plants, which occurred concurrently with the acquisition of these facilities by Green Plains from subsidiaries of Abengoa S.A. The transaction was accounted for as a transfer between entities under common control and the assets were recognized at the preliminary value recorded in Green Plains’ purchase accounting. No retroactive adjustments were required.

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

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.5 bgy ethanol marketing and distribution business. The partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

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

Operations and Maintenance Expenses

The partnership’s operations and maintenance expenses consist primarily of lease expenses related to the transportation assets, labor expenses, outside contractor expenses, insurance premiums, repairs and maintenance expenses and utility costs. These expenses also include fees for certain management, maintenance and operational services to support the facilities, trucks and leased railcar fleet allocated by Green Plains under the operational services and secondment agreement.

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

Recent Accounting Pronouncements

Effective January 1, 2017, the partnership adopted the amended guidance in ASC Topic 718, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or settle. The amended guidance also allows an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting and make a policy election to account for forfeitures as they occur. The amended guidance requiring recognition of excess tax benefits and tax deficiencies in the income statement was applied prospectively. The amended guidance related to the timing of when excess tax benefits are recognized and the amended guidance related to the presentation of employee taxes paid on the statement of cash flows did not have an impact on the consolidated financial statements. The partnership has elected to account for forfeitures as they occur. This change did not have an impact on the financial statements.

Effective January 1, 2018, the partnership will adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, which requires revenue recognition to reflect the transfer of promised goods or services to customers. The updated standard permits either the retrospective or cumulative effect transition method. Early application beginning January 1, 2017, is permitted. The partnership does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

Effective January 1, 2019, the partnership will adopt the amended guidance in ASC Topic 842, Leases, which aims to make leasing activities more transparent and comparable and requires substantially all leases to be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. Early application is permitted. The partnership is currently evaluating the impact adoption of the amended guidance will have on the consolidated financial statements and related disclosures.

Effective January 1, 2020, the company will adopt the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The amended guidance will be applied prospectively.

2.  ACQUISITIONS

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

In conjunction with the acquisition, the partnership and Green Plains amended the 1) omnibus agreement, 2) operational services agreement, and 3) ethanol storage and throughput agreement. Please refer to Note 10 – Related Party Transactions to the consolidated financial statements for additional information.

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

At the time of acquisition, the Hopewell facility was not operational; however, upon completion of certain maintenance and enhancement projects, operations began at the plant in early February 2016. In conjunction with the transfer of assets under common control, the partnership amended the 1) omnibus agreement, 2) operational services agreement, and 3) ethanol storage and throughput agreement; the rail transportation services agreement was also adjusted. Please refer to Note 10 – Related Party Transactions to the consolidated financial statements for additional information.

3.  DEBT

Revolving Credit Facility

Green Plains Operating Company has a $155.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. Advances under the credit facility, as amended, are subject to a floating interest rate based on the preceding fiscal quarter’s consolidated leverage ratio at a base rate plus 1.25% to 2.00% per year or LIBOR plus 2.25% to 3.00%. The credit facility may be increased by up to $100.0 million without the consent of the lenders. The unused portion of the credit facility is also subject to a commitment fee of 0.35% to 0.50%, depending on the preceding fiscal quarter’s consolidated net leverage ratio.

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The partnership, each of its existing subsidiaries and future domestic subsidiaries guarantee the revolving credit facility. As of March 31, 2017, the revolving credit facility had an average interest rate of 3.49%.

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

The partnership had $126.5 million and $129.0 million of borrowings outstanding under the revolving credit facility as of March 31, 2017, and December 31, 2016,  respectively.

Effective January 1, 2016, the partnership adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs.  As of March 31, 2017, and December 31, 2016, there were $161 thousand and $173 thousand, respectively, of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt.

Scheduled long‑term debt repayments as of March 31, 2017, are as follows (in thousands):

Year Ending December 31,	Amount
2017	$-
2018	-
2019	-
2020	126,832
2021	668
Thereafter	7,100
Total	$134,600

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of March 31, 2017.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the three months ended March 31, 2017 and 2016.

4.  UNIT-BASED COMPENSATION

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

There was no change in the number of non-vested unit-based awards during the three months ended March 31, 2017.

Compensation costs related to the unit-based awards of $59 thousand were recognized during the three months ended March 31, 2017. A net benefit of $15 thousand was recognized during the three months ended March 31, 2016,  as a reduction to compensation expense due a forfeiture during the period. At March 31, 2017, there was approximately $60 thousand of unrecognized compensation costs from unit-based awards.

5.  PARTNERS’ CAPITAL

Components of partners’ capital are as follows (in thousands):

	Partners' Capital
	Limited Partners
	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2016	$115,139	$(38,653)	$(139,913)	$(739)	$(64,166)
Quarterly cash distributions to unitholders	(4,954)	(1,888)	(6,832)	(279)	(13,953)
Net income	5,317	2,026	7,334	300	14,977
Unit-based compensation, including general partner net contributions	59	-	-	-	59
Balance, March 31, 2017	$115,561	$(38,515)	$(139,411)	$(718)	$(63,083)

There was no change in the number of common and subordinated limited partner units outstanding during the three months ended March 31, 2017.

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

On February 14, 2017, the partnership distributed $14.0 million to unitholders of record as of February 3, 2017, related to the quarterly cash distribution of $0.43 per unit that was declared on January 23, 2017, for the quarter ended December 31, 2016.

On April 20, 2017, the board of directors of the general partner declared a quarterly cash distribution of $0.44 per unit, or approximately $14.3 million in total, for the quarter ended March 31, 2017. The distribution will be paid on May 15, 2017, to unitholders of record as of May 5, 2017.

The allocation of total cash distributions to the general and limited partners applicable to the period the distributions were earned for the three months ended March 31, 2017 and 2016, are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
General partner distribution	$286	$263
Limited partners' distributions:
Limited partner common units - public	5,069	4,660
Limited partner common units - Green Plains	1,931	1,778
Limited partner subordinated units - Green Plains	6,992	6,435
Total limited partners' distributions	13,992	12,873
Total cash distributions	$14,278	$13,136

6.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit is the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of March 31, 2017.  The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended March 31, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$7,000	$6,992	$286	$14,278
Earnings in excess of distributions	343	342	14	699
Total net income	$7,343	$7,334	$300	$14,977

Weighted-average units outstanding - basic and diluted	15,910	15,890

Earnings per limited partner unit - basic and diluted	$0.46	$0.46

	Three Months Ended March 31, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$6,438	$6,435	$263	$13,136
Earnings less than distributions	(467)	(468)	(19)	(954)
Total net income	$5,971	$5,967	$244	$12,182

Weighted-average units outstanding - basic and diluted	15,899	15,890

Earnings per limited partner unit - basic and diluted	$0.38	$0.38

7.  INCOME TAXES

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

8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land and railcars under agreements that expire on various dates. For accounting purposes, rent expense is based on a straight-line amortization of the total payments required over the term of the lease, which resulted in a deferred lease liability of $754 thousand and $739 thousand as of March 31, 2017 and December 31, 2016, respectively. The partnership incurred lease expenses of $5.8 million and $6.5 million during the three months ended March 31, 2017 and 2016,  respectively. Aggregate minimum lease payments under these agreements for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$17,414
2018	16,383
2019	11,479
2020	9,451
2021	3,889
Thereafter	2,634
Total	$61,250

In connection with the IPO, the partnership and Green Plains Trade entered into a ten-year storage and throughput agreement, under which Green Plains Trade was obligated to throughput a minimum of 212.5 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs.

Effective January 1, 2016, and September 23, 2016, the storage and throughput agreement was amended in connection with the acquisition of additional ethanol storage and transportation assets. In accordance with the amended agreement, Green Plains Trade is now obligated to throughput a minimum of 296.6 mmg per calendar quarter. Minimum revenues under this agreement for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$44,490
2018	59,320
2019	59,320
2020	59,320
2021	59,320
Thereafter	207,620
Total	$489,390

Service Agreements

The partnership entered into agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during the  three months ended March 31, 2017 and 2016. Aggregate minimum payments under these agreements for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$970
2018	1,154
2019	1,154
2020	156
2021	156
Thereafter	156
Total	$3,746

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

9.  MAJOR CUSTOMERS

Revenue from Green Plains Trade Group was $25.8 million and $21.8 million for the three months ended March 31, 2017 and 2016, respectively, and exceeded 10% of the partnership's total revenue.

10.  RELATED PARTY TRANSACTIONS

In addition to related party purchases disclosed in Note 2 – Acquisitions to the consolidated financial statements, the partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of approximately $1.0 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. In addition, the partnership reimburses Green Plains for wages and benefits of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

Omnibus Agreement

The partnership has entered into an omnibus agreement, as amended, with Green Plains and its affiliates which, among other terms and conditions, addresses the partnership’s obligation to reimburse Green Plains for direct or allocated costs and expenses incurred by Green Plains for general and administrative services; the prohibition of Green Plains and its subsidiaries from owning, operating or investing in any business that owns or operates fuel terminals or fuel transportation assets; the partnership’s right of first offer to acquire assets if Green Plains decides to sell them; a nontransferable, nonexclusive, royalty-free license to use the Green Plains trademark and name; the allocation of taxes among the parent, partnership and its affiliates and the parent’s preparation and filing of tax returns; and an indemnity by Green Plains for environmental and other liabilities.

If Green Plains or its affiliates cease to control the general partner, then either Green Plains or the partnership may terminate the omnibus agreement, provided that (i) the indemnification obligations of the parties survive according to their respective terms; and (ii) Green Plains’ obligation to reimburse the partnership for operational failures survives according to its terms.

Operating Services and Secondment Agreement

The general partner has entered into an operational services and secondment agreement, as amended, with Green Plains. Under the terms of the agreement, Green Plains seconds employees to the general partner to provide management, maintenance and operational functions for the partnership, including regulatory matters, health, environment, safety and security programs, operational services, emergency response, employees training, finance and administration, human resources, business operations and planning. The seconded personnel are under the direct management and supervision of the general partner who reimburses the parent for the cost of the seconded employees, including wages and benefits. If a seconded employee does not devote 100% of his or her time providing services to the general partner, the general partner reimburses the parent for a prorated portion of the employee’s overall wages and benefits based on the percentage of time the employee spent working for the general partner.

Under the operational services and secondment agreement, Green Plains will indemnify the partnership from any claims, losses or liabilities incurred by the partnership, including third-party claims, arising from their performance of the operational services secondment agreement; provided, however, Green Plains will not be obligated to indemnify the partnership for any claims, losses or liabilities arising out of the partnership’s gross negligence, willful misconduct or bad faith with respect to any services provided under the operational services and secondment agreement.

Commercial Agreements

The partnership has various fee-based commercial agreements with Green Plains Trade, including:

•	10-year storage and throughput agreement, expiring on June 30, 2025;
•	10-year rail transportation services agreement, expiring on June 30, 2025;
•	1-year trucking transportation agreement;
•	Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring December 31, 2019; and
•	Various other terminal services agreements for other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput agreement and terminal services agreements are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay capacity commitments.

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to throughput a minimum of 296.6 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. Green Plains Trade has met its minimum volume commitments for each of the quarters since inception of the storage and throughput agreement.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the three months ended March 31, 2017, the average monthly fee was approximately $0.0282 per gallon, for the railcar volumetric capacity provided by the partnership, which was 89.2 mmg as of March 31, 2017.  The partnership’s leased railcar fleet consisted of approximately 3,150 railcars as of March 31, 2017. During the three months ended March 31, 2016, the average monthly fee was approximately $0.0358 per gallon for the railcar volumetric capacity provided by the partnership, which was 76.9 mmg as of March 31, 2016.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade has also contracted for additional railcar volumetric capacity in the normal course of business at comparable margins.

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

Under the Birmingham terminal services agreement, Green Plains Trade is obligated to pay $0.0360 per gallon on its throughput subject to a minimum volume commitment of approximately 2.8 mmg per month of ethanol and other fuels, as well as fees for ancillary services, effective January 1, 2017, through December 31, 2019.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation agreement of $23.6 million and $20.2 million for the three months ended March 31, 2017 and 2016, respectively. The partnership recorded revenues from Green Plains Trade related to trucking and terminal services of $2.2 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

The partnership distributed $9.0 million and $8.4 million to Green Plains related to the quarterly cash distribution paid for the three months ended March 31, 2017 and 2016, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2016 annual report. The results of operations for the three months ended March 31, 2017,  are not necessarily indicative of the results we expect for the full year.

Cautionary Information Regarding Forward-Looking Statements

Forward-looking statements are made in accordance with safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations that involve a number of risks and uncertainties and do not relate strictly to historical or current facts, but rather to plans and objectives for future operations. These statements may be identified by words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “outlook,” “plan,” “predict,” “may,” “could,” “should,” “will” and similar expressions, as well as statements regarding future operating or financial performance or guidance, business strategy, environment, key trends and benefits of actual or planned acquisitions.

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include those discussed in Part I, Item 1A – Risk Factors of our 2016 annual report or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; and other risk factors detailed in our reports filed with the SEC.

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

Overview

Green Plains Partners provides fee-based fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. We are Green Plains’ primary downstream logistics provider and generate a substantial portion of our revenues under fee-based commercial agreements with Green Plains Trade for receiving, storing, transferring and transporting ethanol and other fuels, which are supported by minimum volume or take-or-pay capacity commitments.

Results of Operations

Our parent operated its facilities at approximately 90.1% of capacity, resulting in record ethanol storage and throughput of 321.1 mmg for the first quarter of 2017, compared with 247.5 mmg for the same quarter last year. The increase in production volumes and associated revenues were primarily attributable to production at the Hopewell, Virginia plant, which was acquired on October 23, 2015, and resumed ethanol production on February 8, 2016;  and the Madison, Illinois; Mount Vernon, Indiana, and York, Nebraska plants, which were acquired on September 23, 2016.

Industry Trends and Factors Affecting our Results of Operations

During the first quarter of 2017, domestic ethanol production averaged 1.04 million barrels per day, up 6%, compared with an average of 0.98 million barrels per day during the same quarter last year, according to the EIA. U.S. domestic ethanol ending stocks were 23.7 million barrels on March 31, 2017, 3.0% higher than inventory at the end of the first quarter last year.

We expect ethanol production and consumption to be more in balance during the remaining quarters of 2017. Ethanol producers typically complete routine plant maintenance at their production facilities during the spring and fall, resulting in lower production volumes and inventory levels. Summer driving season in the U.S. is expected to increase gasoline demand and ethanol consumption over the next two quarters. The blend rate of ethanol into the U.S. gasoline supply remained at 9.9% during the first quarter of 2017, according to estimates by the EIA. Ethanol futures resumed trading at a discount to gasoline during the quarter, after trading at a premium for a portion of 2016, further improving the economics of using ethanol as an oxygenate and octane enhancer when blended with gasoline. The number of retail stations offering E15 has increased significantly since the beginning of the year. According to Growth Energy, 670 retail stations were selling E15 as of March 31, 2017, up from 431 stations at December 31, 2016.

CAFE was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. CAFE has helped the ethanol industry by encouraging the use of E85 and recent legislature proposals have discussed reinstating the E85 CAFE credit. While scheduled to phase out in 2019, CAFE currently provides an efficiency bonus to flexible-fuel vehicles running on E85. According to IHS Markit, a leading provider of industry and market data and analytics, there are nearly 20 million flexible fuel vehicles on U.S. roads today. In addition, E85 is sold at more than 3,100 fuel stations in 46 states.

Global ethanol production increased 3.5% year over year to 26.6 billion gallons in 2016, up from 25.7 billion gallons in 2015, according to the Renewable Fuels Association. The United States and Brazil produced 58% and 27% of worldwide production, respectively, together accounting for approximately 80% of production growth year over year. Corn-based ethanol from the United States continues to be more competitive worldwide due to the price of corn relative to sugar cane as a feedstock. The cost to produce the equivalent amount of starch found in sugar, from $3.50-per-bushel corn, is 7 cents per pound. The average price of sugar was approximately 20 cents per pound during the first quarter of 2017, closing at 16.8 cents per pound on March 31, 2017. Brazil’s national food supply agency, Companhia Nacional de Abastecimento, or CONAB, has projected a 4.9% reduction in Brazil’s ethanol production year over year due to a smaller cane crop and attractive production economics for sugar.

Year-to-date domestic ethanol exports through February 28, 2017, were 259.8 mmg, up 68.6%, from 154.1 mmg for the comparable period in 2016. Brazil accounted for 42% of the domestic ethanol export volumes, while Canada, India, United Arab Emirates and the Philippines accounted for 20%, 14%, 8% and 5%, respectively. According to the EIA, net U.S. ethanol exports are forecasted to exceed one billion gallons in 2017.

Government actions, both domestic and abroad, can have a significant impact on the ethanol industry. On March 20, 2017, following a broad-based regulatory freeze imposed by the Trump administration, the EPA allowed the previously announced 2017 renewable volume obligations for conventional ethanol to go into effect, which was established at 15.0 billion gallons, up from 14.5 billion gallons in 2016. On March 2, 2017, the Consumer and Fuel Retailer Choice Act (H.R. 1311 and S. 517) was introduced in the Senate and the House of Representatives, proposing to lift restrictions on the sale of E15 between June 1 and September 15 by extending the Reid Vapor Pressure waiver, also known as the One-Pound Waiver, to gasoline blended with 15% ethanol. Also on March 2, 2017, the RFS Elimination Act (H.R. 1314) and RFS Reform Act (H.R. 1315) were introduced in the House of Representatives, proposing to repeal the renewable fuel program and cap the amount of ethanol allowed to be blended with conventional gasoline at 10% beginning in 2017.  On April 25, 2017, an executive order was issued by the President forming a task force for the promotion of agriculture and rural prosperity, focused among other things, on furthering the nation’s energy security by advancing traditional and renewable energy production in rural areas.

In Brazil, it is believed that certain ethanol industry participants are seeking the government’s support to impose tariffs on imported ethanol. China’s 30% tariff on U.S. and Brazil fuel ethanol, which took effect on January 1, 2017, reduced export volume to China year-to-date, however, export activity to other destinations overall has remained strong.

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

The following table presents a reconciliation of net income to adjusted EBITDA and distributable cash flow for the three months ended March 31, 2017 and 2016 (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$14,977	$12,182
Interest expense	1,228	384
Income tax expense	47	173
Depreciation and amortization	1,254	1,217
Transaction costs	-	(4)
Unit-based compensation expense	59	(15)
Adjusted EBITDA	17,565	13,937
Less:
Interest paid or payable	1,228	384
Income taxes paid or payable	47	172
Maintenance capital expenditures	106	34
Distributable cash flow	$16,184	$13,347

Distributions declared (1)	$14,278	$13,136

Coverage ratio	1.13x	1.02x

(1) Includes distributions declared for the periods indicated; the distributions declared for each quarter are paid during the following quarter.

Recent Developments

In November 2015, we announced plans to form a joint venture to build an ethanol unit train terminal in the Little Rock, Arkansas area capable of unloading 110-car unit trains in less than 24 hours. Effective February 13, 2017, we entered into an agreement with Delek Renewables, LLC to form NLR Energy Logistics LLC, as a 50/50 joint venture. Recently the joint venture signed a long-term lease with the Little Rock Port Authority to construct and operate the terminal within their 2,600 acre industrial park which is served by two Class I railroads and convenient access to major highways.  We plan to build approximately 100,000 barrels of storage, along with other infrastructure assets at the site.  The joint venture also executed five year terminal throughput agreements with affiliates of the partners which will provide minimum volume commitments to the terminal upon completion.  The project is expected to be completed in the fourth quarter of 2017 or the first quarter of 2018 at a total cost of approximately $7.0 million, subject to issuance of various permits and execution of other necessary agreements.

On June 14, 2016, our parent and Jefferson Gulf Coast Energy Partners, a subsidiary of Fortress Transportation and Infrastructure Investors LLC, announced the formation of a 50/50 joint venture to construct and operate an intermodal export and import fuels terminal at Jefferson’s existing Beaumont, Texas terminal. The joint venture, JGP Energy Partners, is expected to invest approximately $55 million in its Phase I development, which will initially focus on storage and throughput capabilities for multiple grades of ethanol. The terminal, which is expected to be operational during the third quarter of 2017, will have direct access to multiple transportation options, including Aframax vessels, inland and coastwise barges, trucks, and unit trains, with direct mainline service from the Union Pacific, BNSF and KCS railroads. Green Plains will offer its interest in the joint venture to the partnership once commercial development is complete, which is expected during the second half of 2017.

Comparability of our Financial Results

For the three months ended March 31, 2017 and 2016, the following discussion reflects the results of the partnership, including the results related to assets we acquired from our sponsor in a transfer of assets between entities under common control.

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

Selected Financial Information and Operating Data

The following table reflects selected financial information (unaudited, in thousands):

	Three Months Ended March 31,

	2017	2016	% Var.
Revenues
Storage and throughput services	$16,054	$12,376	29.7%
Terminal services	3,112	2,895	7.5
Railcar transportation services	7,530	7,774	(3.1)
Other	533	744	(28.4)
Total revenues	27,229	23,789	14.5
Operating expenses
Operations and maintenance	8,531	8,645	(1.3)
Selling, general and administrative	1,212	1,209	0.2
Depreciation	1,254	1,217	3.0
Total operating expenses	10,997	11,071	(0.7)
Operating income	$16,232	$12,718	27.6%

The following table reflects selected operating data (unaudited):

	Three Months Ended March 31,
	2017	2016	% Var.
Product volumes (mmg)
Storage and throughput services	321.1	247.5	29.7%

Terminal services:
Affiliate	48.9	28.7	70.4
Non-affiliate	25.5	44.2	(42.3)
	74.4	72.9	2.1

Railcar capacity billed (daily avg.)	89.2	72.9	22.4

Three Months Ended  March 31, 2017,  Compared with the Three Months Ended March 31, 2016

Consolidated revenues increased $3.4 million for the three months ended March 31, 2017, compared with the same period for 2016. Revenues generated from our storage and throughput agreement with Green Plains Trade increased $3.7 million due to higher throughput volumes as a result of the acquired ethanol storage assets and higher production capacity utilization by Green Plains. Revenues generated from our rail transportation services agreement with Green Plains Trade decreased $0.2 million as a result of a reduction in the average rate charged for the railcar volumetric capacity provided.

Operations and maintenance expenses decreased $0.1 million for the three months ended March 31, 2017, compared with the same period for 2016 primarily due to lower railcar lease expense, partially offset by higher wages, repairs and maintenance expenses.

Selling, general and administrative expenses for the three months ended March 31, 2017 were comparable with the same period for 2016.

Distributable cash flow increased $2.8 million for the three months ended March 31, 2017, compared with the same period for 2016 primarily due to increased net income as a result of higher throughput volumes associated with acquired ethanol storage assets and higher production capacity utilization by Green Plains.

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

At March 31, 2017, we had $0.9 million of cash and cash equivalents and $28.5 million available under our revolving credit facility.

Net cash provided by operating activities was $16.7 million for the three months ended March 31, 2017, compared with net cash provided by operating activities of $13.7 million for the three months ended March 31, 2016. Cash flows from operating activities were driven primarily by increased operating profits. Net cash used by investing activities was $0 for the three months ended March 31, 2017,  compared to net cash used by investing activities of $62.4 million for the three months ended March 31, 2016, primarily due to the acquisitions of ethanol storage and leased railcar assets on January 1, 2016. Net cash used by financing activities was $16.5 million for the three months ended March 31, 2017, primarily due to quarterly cash distributions of $14.0 million, compared with net cash provided by financing activities of $37.9 million for the three months ended March 31, 2016, primarily due to additional net borrowings on the revolving credit facility, partially offset by the quarterly cash distributions.

We also incurred capital expenditures of $0.2 million for the three months ended March 31, 2017,  $0.1 million of which related to maintenance capital expenditures.

Revolving Credit Facility

Green Plains Operating Company has a $155.0 million  secured revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The facility can be increased by up to $100.0 million without the consent of the lenders. The facility matures in July of 2020. At March 31, 2017, the outstanding principal balance was $126.5 million on the facility and our interest rate was 3.49%. For more information related to our debt, see Note 3 – Debt to the consolidated financial statements in this report.

Distributions to Unitholders

The partnership agreement provides for a minimum quarterly distribution of $0.40 per unit, which equates to approximately $13.0 million per quarter, or $51.9 million per year, based on the 2% general partner interest and the number of common and subordinated units currently outstanding. For more information, see Note 5 – Partners’ Capital to the consolidated financial statements included in this report.

On February 14, 2017, the partnership distributed $14.0 million to unitholders of record as of February 3, 2017, related to the quarterly cash distribution of $0.43 per unit that was declared on January 23, 2017, for the quarter ended December 31, 2016.

On April 20, 2017, the board of directors of the general partner declared a quarterly cash distribution of $0.44 per unit, or approximately $14.3 million in total, for the quarter ended March 31, 2017. The distribution will be paid on May 15, 2017, to unitholders of record as of May 5, 2017.

Contractual Obligations

Our contractual obligations as of March 31, 2017, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$134,600	$-	$-	$127,668	$6,932
Interest and fees on debt obligations (2)	15,605	4,632	9,263	1,314	396
Operating leases (3)	61,250	22,656	24,985	11,660	1,949
Service agreements (4)	3,746	1,291	2,142	313	-
Other (5)	4,935	851	907	846	2,331
Total contractual obligations	$220,136	$29,430	$37,297	$141,801	$11,608

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

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare our consolidated financial statements. Information about our critical accounting policies and estimates are included in our annual report.

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

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates. At March 31, 2017, we had  $126.5 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $441 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included in this report and  in  our annual report.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2016, including the risk factors discussion in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in this report, including “Cautionary Information Regarding Forward-Looking Statements,” which is included in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factor supplements and/or updates to risk factors previously disclosed should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Government mandates affecting ethanol usage could change and impact the ethanol market.

Under the provisions of the EISA, congress established a mandate setting the minimum volume of renewable fuels that must be blended with gasoline under the RFS II, which affects the domestic market for ethanol. The EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture.

In January 2017, the Trump administration imposed a government-wide freeze on new and pending regulations, which included the 2017 renewable volume obligations that was originally intended to go into effect on February 10, 2017, which were subsequently approved on March 20, 2017. Our operations could be adversely impacted by legislation or EPA actions that reduce the RFS II mandate. Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted.

Future demand will be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS II which could significantly affect the market price of RINs could in turn negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol.

Flexible-fuel vehicles, which are designed to run on a mixture of fuels such as E85, receive preferential treatment to meet corporate average fuel economy standards. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, reducing the growth of E85 markets and resulting in lower ethanol prices.

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
101

The following information from Green Plains Partners LP Annual Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: May 4, 2017 Date: May 4, 2017

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:  /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:  /s/ Jerry L. Peters                                 _

Jerry L. Peters
Chief Financial Officer

(Principal Financial Officer)