Form 10-Q
period 2017-06-30
Green Plains Partners LP
filed 2017-08-03
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2017

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

☐ Yes   ☒ No

The registrant had 15,923,492 common units and 15,889,642 subordinated units outstanding as of August 1, 2017.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP and Subsidiaries:

z
Birmingham BioEnergy	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Green Plains Ethanol Storage	Green Plains Ethanol Storage LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Trucking II	Green Plains Trucking II LLC

Green Plains Inc. and Subsidiaries:

Green Plains; our parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Obion	Green Plains Obion LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Trucking	Green Plains Trucking LLC

Other Defined Terms:

2016 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2016, filed February 22, 2017
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
Conflicts committee	The partnership’s committee reviewing situations involving a transaction with an affiliate or a conflict of interest
E15	Gasoline blended with up to 15% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MVCs	Minimum volume commitments
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RFS II	Renewable Fuels Standard II
RVO	Renewable volume obligation
RVP	Reid Vapor Pressure
SEC	Securities and Exchange Commission
U.S.	United States

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,939	$622
Accounts receivable	799	1,513
Accounts receivable from affiliates	15,504	18,777
Amortizable lease costs	218	243
Prepaid expenses and other	944	1,120
Total current assets	20,404	22,275

Property and equipment, net of accumulated depreciation of $26,373 and $23,878, respectively	50,073	51,022
Goodwill	10,598	10,598
Note receivable	8,100	8,100
Other assets	1,452	1,781
Total assets	$90,627	$93,776

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$6,759	$4,280
Accounts payable to affiliates	435	1,921
Accrued and other liabilities	5,873	10,201
Asset retirement obligations	1,126	199
Unearned revenue	1,632	702
Total current liabilities	15,825	17,303

Long-term debt	135,851	136,927
Deferred lease liability	769	739
Asset retirement obligations	2,398	2,877
Other liabilities	-	96
Total liabilities	154,843	157,942

Commitments and contingencies (Note 8)

Partners' capital
Common unitholders - public (11,521,016 units issued and outstanding)	115,198	115,139
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(38,676)	(38,653)
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(139,995)	(139,913)
General partner interests	(743)	(739)
Total partners' capital	(64,216)	(64,166)
Total liabilities and partners' capital	$90,627	$93,776

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2017	2016	2017	2016
Revenues
Affiliate	$23,514	$23,538	$49,271	$45,306
Non-affiliate	1,551	1,955	3,023	3,975
Total revenues	25,065	25,493	52,294	49,281
Operating expenses
Operations and maintenance	8,284	8,504	16,815	17,149
Selling, general and administrative	1,124	1,051	2,336	2,259
Depreciation and amortization	1,247	1,488	2,501	2,705
Total operating expenses	10,655	11,043	21,652	22,113
Operating income	14,410	14,450	30,642	27,168
Other income (expense)
Interest income	21	21	41	42
Interest expense	(1,301)	(410)	(2,529)	(794)
Total other expense	(1,280)	(389)	(2,488)	(752)
Income before income taxes	13,130	14,061	28,154	26,416
Income tax expense	45	79	92	252
Net income	$13,085	$13,982	$28,062	$26,164

Net income attributable to partners' ownership interests:
General partner	$262	$280	$561	$523
Limited partners - common unitholders	6,416	6,852	13,759	12,824
Limited partners - subordinated unitholders	6,407	6,850	13,742	12,817

Earnings per limited partner unit (basic and diluted):
Common units	$0.40	$0.43	$0.86	$0.81
Subordinated units	$0.40	$0.43	$0.86	$0.81

Weighted average limited partner units outstanding (basic and diluted):
Common units	15,910	15,895	15,910	15,897
Subordinated units	15,890	15,890	15,890	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$28,062	$26,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,501	2,705
Accretion	118	116
Amortization of debt issuance costs	242	111
Increase in deferred lease liability	30	311
Deferred income taxes	-	(3)
Unit-based compensation	119	22
Changes in operating assets and liabilities:
Accounts receivable	714	(571)
Accounts receivable from affiliates	3,273	1,414
Prepaid expenses and other assets	176	161
Accounts payable and accrued liabilities	(985)	(1,171)
Accounts payable to affiliates	(1,486)	(925)
Other	15	(118)
Net cash provided by operating activities	32,779	28,216

Cash flows from investing activities:
Purchases of property and equipment	(1,131)	(331)
Acquisition of assets from sponsor	-	(62,312)
Net cash used by investing activities	(1,131)	(62,643)

Cash flows from financing activities:
Payments of distributions	(28,231)	(26,193)
Proceeds from revolving credit facility	33,300	66,000
Payments on revolving credit facility	(34,400)	(19,000)
Other	-	(1)
Net cash provided (used) by financing activities	(29,331)	20,806

Net change in cash and cash equivalents	2,317	(13,621)
Cash and cash equivalents, beginning of period	622	16,385
Cash and cash equivalents, end of period	$2,939	$2,764

Supplemental disclosures of cash flow
Cash paid for income taxes	$143	$248
Cash paid for interest	$2,314	$682
Capital expenditures in accounts payable	$80	$43

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

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the partnership’s 2016 annual report on Form 10-K for the year ended December 31, 2016.

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

Revenue Recognition

The partnership recognizes revenues when all of the following criteria are satisfied: persuasive evidence an arrangement exists; services have been provided; the price is fixed and determinable; and collectability is reasonably assured.

The partnership derives revenues when product is delivered to the customer from its ethanol storage tanks and fuel terminals, when railcar volumetric capacity is provided, and truck transportation services are performed. The partnership generates a substantial portion of its revenues under fee-based commercial agreements with Green Plains Trade.

The partnership’s storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. The partnership’s rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay the partnership fees for these minimum commitments regardless of the actual volume throughput or volumetric capacity used for storage or transport. Under the storage and throughput agreement, if Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. In the event a deficiency payment is charged, the partnership records a liability for unearned revenue in the amount of the credit that may be used in future periods. The partnership recognizes revenue and relieves the liability when credits are utilized or expire during the subsequent four quarters.

Under certain terminal services agreements with Green Plains Trade and other customers, minimum volume commitments are applicable to volumes throughput at the partnership’s terminals. If Green Plains Trade or other customers fail to meet their minimum volume commitments during the applicable term, a deficiency payment equal to the deficient volume multiplied by the applicable fee will be charged. Deficiency payments related to the partnership’s terminal services revenue may not be utilized as credits toward future volumes. The partnership recognizes revenue under these agreements when risk of loss is transferred with product delivery to the customer, and when a deficiency payment is charged.

Under the partnership’s rail transportation services agreement, Green Plains Trade is required to pay the partnership fees for the minimum railcar volumetric capacity provided, regardless of utilization of that capacity. However, Green Plains Trade is not charged for railcar volumetric capacity that is not available for use due to inspections, upgrades or routine repairs and maintenance. Revenue is recognized based on the fee associated with the average daily railcar volumetric capacity provided in the applicable period.

As a result of these take-or-pay minimum volume and capacity commitments, a portion of the partnership’s revenues may be associated with cash collected during an earlier period that did not generate cash during the current period.

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

Concentrations of Credit Risk

In the normal course of business, the partnership is exposed to credit risk resulting from the possibility a loss may occur due to failure of another party to perform according to the terms of their contract. The partnership provides fuel storage and transportation services for various parties with a significant portion of its revenues earned from Green Plains Trade. The partnership continually monitors its credit risk exposure and concentrations. Please refer to Note 9 – Major Customers Transactions and Note 10 – Related Party Transactions to the consolidated financial statements for additional information.

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

Asset Retirement Obligations

The partnership records an ARO for the fair value of the estimated costs to retire a tangible long-lived asset in the period in which it is incurred if it can be reasonably estimated, which is subsequently adjusted for accretion expense. The corresponding asset retirement costs are capitalized as a long-lived asset and depreciated on a straight-line basis over the asset’s remaining useful life. The expected present value technique used to calculate the fair value of the AROs includes assumptions about costs, settlement dates, interest accretion and inflation. Changes in assumptions, including the amount or timing of estimated cash flows, could result in increases or decreases to the AROs. The partnership’s AROs are based on legal obligations to perform remedial activity related to land, machinery and equipment upon the expiration of certain operating leases.

Recent Accounting Pronouncements

Effective January 1, 2017, the partnership adopted the amended guidance in ASC Topic 718, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires all income tax effects of awards to be recognized in the income statement when the awards vest or settle. The amended guidance also allows an employer to repurchase more of an employee’s shares than it can currently for tax withholding purposes without triggering liability accounting, and make a policy election to account for forfeitures as they occur. The amended guidance requiring recognition of excess tax benefits and tax deficiencies in the income statement was applied prospectively. The partnership also made the policy election to account for forfeitures as they occur.  Implementation of the amended guidance did not have an impact on the consolidated financial statements.

Effective January 1, 2018, the partnership will adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers.  ASC Topic 606 is designed to create improved revenue recognition and disclosure comparability in financial statements. The provisions of ASC Topic 606 include a five-step process by which an entity will determine revenue recognition, depicting the transfer of goods or services to customers in amounts reflecting the payment to which an entity expects to be entitled in exchange for those goods or services. The new guidance requires the company to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the company satisfies the performance obligation. ASC Topic 606 requires certain disclosures about contracts with customers and provides more comprehensive guidance for transactions such as service revenue, contract modifications, and multiple-element arrangements.  The new standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2017 and allows for early adoption.

The partnership is in the process of completing a comparison of the partnership’s current revenue recognition policies to the requirements of ASC Topic 606 for each of the partnership’s major revenue categories. The partnership has established a cross-functional implementation team, consisting of representatives from various business groups. The results of the partnership’s preliminary assessment indicates that the majority of the partnership's contracts are outside the scope of ASC Topic 606 and will continue to be accounted for under ASC Topic 840 Leases.  In addition, contracts within the scope of ASC Topic 606 will continue to be recognized at a point in time, and the number of performance obligations and the accounting for variable consideration, is not expected to be significantly different from current practice. While the partnership has not identified any material differences in the amount and timing of revenue recognition for the revenue categories the partnership has reviewed to date, the partnership’s evaluation is not complete, and the partnership has not formally concluded on the overall impact of adopting ASC Topic 606.  ASC Topic 606 will require that the partnership’s revenue recognition policy disclosure include further detail regarding the partnership’s performance obligations as to the nature, amount, timing, and estimates of revenue and cash flows generated from the partnership’s contracts with customers. ASC Topic 606 will also require disclosure of significant changes in contract asset and contract liability balances period to period and the amount of the transaction price allocated to performance obligations that are unsatisfied (or partially unsatisfied) as of the end of the reporting period, as applicable. ASC Topic 606 provides for adoption either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The partnership anticipates adopting the amended guidance using the modified retrospective transition method.

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

Effective January 1, 2020, the partnership will adopt the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The amended guidance will be applied prospectively.

2.  ACQUISITIONS

Abengoa Acquisition

Effective September 23, 2016, the partnership acquired the ethanol storage assets located in Madison, Illinois; Mount Vernon, Indiana; and York, Nebraska for $90.0 million, which occurred concurrently with the acquisition of three ethanol plants by Green Plains from subsidiaries of Abengoa S.A. The partnership used its amended revolving credit facility to fund the purchase.

This transaction was accounted for as a transfer between entities under common control and approved by the conflicts committee. Therefore, the net assets were transferred at the preliminary value recorded in Green Plains’ purchase accounting of $12.5 million.

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

Hereford and Hopewell Acquisition

Effective January 1, 2016, the partnership acquired the ethanol storage and certain leased railcar assets located in Hereford, Texas and Hopewell, Virginia from Green Plains for $62.3 million. The transaction was financed through the use of the revolving credit facility and cash on hand.

This transaction was considered a transfer between entities under common control and approved by the conflicts committee. Therefore, the net assets were transferred at their historical cost of $6.3 million as of the original date of acquisition by the sponsor in the fourth quarter of 2015.

The following is a summary of assets acquired and liabilities assumed (in thousands):

Purchase price, January 1, 2016	$62,312
Identifiable assets acquired and liabilities assumed:
Property and equipment, net	6,447
Asset retirement obligations	(148)
Total identifiable net assets	6,299
Partners' capital effect, January 1, 2016	$56,013

At the time of acquisition, the Hopewell facility was not operational. However, upon completion of certain maintenance and enhancement projects, operations began at the plant in early February 2016.

In conjunction with the transfer of assets under common control, the partnership amended the 1) omnibus agreement, 2) operational services agreement, and 3) ethanol storage and throughput agreement. The minimum volumetric capacity under the rail transportation services agreement was also increased. Please refer to Note 10 – Related Party Transactions to the consolidated financial statements for additional information.

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

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The partnership, each of its existing subsidiaries and future domestic subsidiaries guarantee the revolving credit facility. As of June 30, 2017, the revolving credit facility had an average interest rate of 3.78%.

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

The partnership had $127.9 million and $129.0 million of borrowings outstanding under the revolving credit facility as of June 30, 2017, and December 31, 2016, respectively.

Effective January 1, 2016, the partnership adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. As of June 30, 2017 and December 31, 2016,  there were $149 thousand and $173 thousand, respectively, of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt.

Scheduled long‑term debt repayments as of June 30, 2017, are as follows (in thousands):

Year Ending December 31,	Amount
2017	$-
2018	-
2019	-
2020	128,232
2021	668
Thereafter	7,100
Total	$136,000

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of June 30, 2017.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the three and six months ended June 30, 2017 and 2016.

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

The non-vested unit-based award activity for the six months ended June 30, 2017, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2016	15,009	$15.99
Granted	-	-
Forfeited	-	-
Vested	(15,009)	15.99
Non-vested at June 30, 2017	-	$-	0.0

Compensation costs related to the unit-based awards of $60 thousand and $119 thousand were recognized during the three and six months ended June 30, 2017, respectively. Compensation costs related to the unit-based awards of $37 thousand and $22 thousand were recognized during the three and six months ended June 30, 2016, respectively. A net benefit of $15 thousand was recognized during the three months ended March 31, 2016, as a reduction to compensation expense due to a forfeiture during the period. As of June 30, 2017, there were no unrecognized compensation costs from unit-based compensation awards.

5.  PARTNERS’ CAPITAL

Components of partners’ capital are as follows (in thousands):

	Partners' Capital
	Limited Partners
	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2016	$115,139	$(38,653)	$(139,913)	$(739)	$(64,166)
Quarterly cash distributions to unitholders	(10,023)	(3,819)	(13,824)	(565)	(28,231)
Net income	9,963	3,796	13,742	561	28,062
Unit-based compensation, including general partner net contributions	119	-	-	-	119
Balance, June 30, 2017	$115,198	$(38,676)	$(139,995)	$(743)	$(64,216)

There was no change in the number of common and subordinated limited partner units outstanding during the six months ended June 30, 2017.

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

On May 15, 2017, the partnership distributed $14.3 million to unitholders of record as of May 5, 2017, related to the quarterly cash distribution of $0.44 per unit that was declared on April 20, 2017, for the quarter ended March 31, 2017.

On July 20, 2017, the board of directors of the general partner declared a quarterly cash distribution of $0.45 per unit, or approximately $14.6 million, for the quarter ended June 30, 2017. The distribution will be paid on August 11, 2017, to unitholders of record as of August 4, 2017.

The allocation of total cash distributions to the general and limited partners applicable to the period the distributions were earned for the three and six months ended June 30, 2017, are as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
General partner distribution	$292	$578
Limited partners' distributions:
Limited partner common units - public	5,190	10,259
Limited partner common units - Green Plains	1,975	3,906
Limited partner subordinated units - Green Plains	7,151	14,143
Total limited partners' distributions	14,316	28,308
Total cash distributions	$14,608	$28,886

6.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of June 30, 2017.  The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended June 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$7,165	$7,151	$292	$14,608
Earnings less than distributions	(749)	(744)	(30)	(1,523)
Total net income	$6,416	$6,407	$262	$13,085

Weighted-average units outstanding - basic and diluted	15,910	15,890

Earnings per limited partner unit - basic and diluted	$0.40	$0.40

	Six Months Ended June 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$14,165	$14,143	$578	$28,886
Earnings less than distributions	(406)	(401)	(17)	(824)
Total net income	$13,759	$13,742	$561	$28,062

Weighted-average units outstanding - basic and diluted	15,910	15,890

Earnings per limited partner unit - basic and diluted	$0.86	$0.86

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

The partnership recognizes uncertainties in income taxes based upon the technical merits of the position, and measures the maximum benefit and degree of likelihood to determine the tax liability in the financial statements.

8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land and railcars under agreements that expire on various dates. For accounting purposes, lease expense is based on a straight-line amortization of the total payments required over the term of the lease, which resulted in a deferred lease liability of $769 thousand and $739 thousand as of June 30, 2017 and December 31, 2016, respectively. The partnership incurred lease expenses of $5.9 million and $11.7 million during the three and six months ended June 30, 2017 respectively, and $6.1 million and $12.6 million during the three and six months ended June 30, 2016 Aggregate minimum lease payments under these agreements for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$11,891
2018	16,758
2019	11,884
2020	9,856
2021	4,294
Thereafter	2,720
Total	$57,403

In accordance with the amended storage and throughput agreement with Green Plains Trade, Green Plains Trade is obligated to throughput a minimum of 296.6 mmg per calendar quarter at the partnership’s storage facilities and pay $.05 per gallon on all volume it throughputs. The partnership charged Green Plains Trade a deficiency payment in the amount of $1.0 million related to the minimum volume commitment for the three months ended June 30, 2017, which was recorded as unearned revenue as of June 30, 2017. The payment may be applied as a credit towards future volume throughput in excess of the minimum volume commitment during the next four quarters. Minimum operating lease revenues under this agreement for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$29,660
2018	59,320
2019	59,320
2020	59,320
2021	59,320
Thereafter	207,620
Total	$474,560

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for the railcar volumetric capacity provided by the partnership. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may fluctuate based on the amount of volumetric capacity available for use in any applicable period. Anticipated minimum operating lease revenues under this agreement for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$15,094
2018	22,727
2019	16,651
2020	14,274
2021	7,747
Thereafter	5,205
Total	$81,698

Service Agreements

The partnership entered into agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during the three and six months ended June 30, 2017 and 2016. Aggregate minimum payments under these agreements for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$592
2018	1,115
2019	1,154
2020	240
2021	156
Thereafter	156
Total	$3,413

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

9.  MAJOR CUSTOMERS

Revenue from Green Plains Trade Group was $23.5 million and $49.3 million for the three and six months ended June 30, 2017, respectively, and $23.5 million and $45.3 million for the three and six months ended June 30, 2016, respectively, and exceeded 10% of the partnership's total revenue.

10.  RELATED PARTY TRANSACTIONS

In addition to related party purchases disclosed in Note 2 – Acquisitions to the consolidated financial statements, the partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $1.0 million and $2.1 million for the three and six months ended June 30, 2017, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2016. In addition, the partnership reimburses Green Plains for wages and benefits of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

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

The storage and throughput agreement and terminal services agreements are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay volumetric capacity commitments.

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to throughput a minimum of 296.6 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. The partnership charged Green Plains Trade a deficiency payment in the amount of $1.0 million related to the minimum volume commitment for the three months ended June 30, 2017, which is recorded as unearned revenue as of June 30, 2017.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The partnership’s leased railcar fleet consisted of approximately 3,350 railcars as of June 30, 2017. During the three and six months ended June 30, 2017, the average monthly fee was approximately $0.0265 and $0.0273 per gallon, respectively, for the railcar volumetric capacity provided by the partnership, which was 91.4 mmg and 90.3 mmg, respectively. During the three and six months ended June 30, 2016 the average monthly fee was approximately $0.0343 and $0.0351 per gallon, respectively for the railcar volumetric capacity provided by the partnership, which was 77.2 mmg and 75.0 mmg, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade, which was 6.5 mmg for the three and six months ended June 30, 2017. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts for additional railcar volumetric capacity to be provided by the partnership in the normal course of business at comparable margins.

Effective November 30, 2016, the rail transportation services agreement was amended to extend the initial term of the agreement, effective July 1, 2015, from a six-year term to a ten-year term. All other terms and conditions remain the same as the initial agreement, as previously amended.

Under the trucking transportation agreement, Green Plains Trade pays the partnership for use of the partnership’s truck transportation services to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate volume transported in a calendar month by the partnership’s trucks, multiplied by the applicable rate for each trucking lane. Green Plains Trade reimburses the partnership for costs related to: (1) truck switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation and maintenance of trucks; and (3) fees related to trucking transportation services under transportation contracts with third-party common carriers.

Under the Birmingham terminal services agreement, effective January 1, 2017, through December 31, 2019, Green Plains Trade is obligated to pay $0.0360 per gallon on volume throughput at the terminal, subject to a minimum volume commitment of approximately 2.8 mmg per month as well as fees for ancillary services. Green Plains Trade met the minimum volume commitments related to this agreement during the three and six months ended June 30, 2017 and 2016.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation agreement of $21.5 million and $45.1 million for the three and six months ended June 30, 2017, respectively, and $21.8 million and $42.0 million for the three and six months ended June 30, 2016. The partnership recorded revenues from Green Plains Trade related to trucking and terminal services of $2.0 million and $4.2 million for the three and six months ended June 30, 2017, respectively,  and $1.7 million and $3.3 million for the three and six months ended June 30, 2016, respectively.

The partnership incurs expenses charged by a subsidiary of the parent for cleaning of its storage tanks.  During the three and six months ended June 30, 2017 and 2016, the partnership incurred tank cleaning expense of $17 thousand and $21 thousand, respectively, for these services.

The partnership distributed $9.2 million and $18.2 million to Green Plains related to the quarterly cash distribution paid for the three and six months ended June 30, 2017, respectively, and $8.4 million and $16.9 million for the three and six months ended June 30, 2016, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2016 annual report. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results we expect for the full year.

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

We believe our expectations regarding future events are based on reasonable assumptions. However, these assumptions may not be accurate or account for all risks and uncertainties. Consequently, forward-looking statements are not guaranteed. Actual results may vary materially from those expressed or implied in our forward-looking statements. In addition, we are not obligated and do not intend to update our forward-looking statements as a result of new information unless it is required by applicable securities laws. We caution investors not to place undue reliance on forward-looking statements, which represent management’s views as of the date of this report or documents incorporated by reference.

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

Results of Operations

Our parent operated its ethanol production facilities at approximately 74.7% of capacity for the second quarter of 2017, compared to 89.8% of capacity for the same quarter last year, resulting in ethanol storage and throughput of 284.5 mmg for the second quarter of 2017, compared with 278.9 mmg for the same quarter last year. Ethanol production capacity was increased with our parent’s acquisition of the Madison, Illinois; Mount Vernon, Indiana; and York, Nebraska plants, acquired on September 23, 2016. During the three months ended June 30, 2017, our parent reduced its production capacity utilization in response to a weak ethanol margin environment, which resulted in a reduction in throughput at our storage facilities, to a level below minimum volume commitment, and a related deficiency charge of approximately $1.0 million to Green Plains Trade for the quarter.

Industry Trends and Factors Affecting our Results of Operations

According to the EIA, average daily domestic ethanol production slowed to 1.00 million barrels per day during the second quarter of 2017, down slightly from 1.04 million barrels per day during the first quarter of 2017, due in part to plant shutdowns for routine maintenance. Average daily production, however, increased 4% during the second quarter of 2017 compared with the same quarter last year and 5% for the first half of 2017 compared with the first half of 2016 due to modest domestic production capacity growth. Weekly refiner and blender input volume increased by nearly 2% during the first half of the year compared with the first half of 2016, helped by the growing number of retail gasoline stations offering higher ethanol blends to consumers. According to Growth Energy, nearly 920 retail stations were selling E15 at July 11, 2017, up from 431 stations at December 31, 2016.

Year-to-date domestic ethanol exports through May 31, 2017, were 594.0 mmg, up 48%, from 400.7 mmg for the comparable period in 2016. Brazil accounted for 43% of the domestic ethanol export volumes, while Canada, India, the Philippines and United Arab Emirates accounted for 21%, 12%, 7% and 4%, respectively. China, the number three importer of U.S. ethanol last year, has imported negligible volumes year-to-date due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect on January 1, 2017. On July 26, 2017, Brazil’s Chamber of Foreign Trade, or CAMEX, announced it would delay its decision on a pending proposal to impose a 20% tariff on U.S. ethanol imports until next month. We currently estimate that net ethanol exports will reach between 1.1 billion gallons and 1.3 billion gallons in 2017.

Average weekly gasoline demand slowed 1.3% during the second quarter of 2017 and 2.1% for the first half of the year compared with the same periods in 2016. Gasoline futures traded at a discount to ethanol futures in May and June of 2017.

On June 27, 2017, the Energy Regulatory Commission of Mexico approved the use of 10% ethanol blends, effective immediately, up from 5.8%, in all but three of its largest cities: Mexico City, Guadalajara and Monterrey. U.S. ethanol exports to Mexico totaled 29 mmg in 2016.

At June 30, 2017, domestic ethanol inventory of 21.6 million barrels was 0.4 million barrels higher than the ending stocks at the same time last year, implying that increased export volumes have offset the difference between increased production and blending volumes year over year.

On June 14, 2017, the Senate Environment and Public Works Committee held a hearing about the Consumer and Fuel Retailer Choice Act (S. 517). The bill was introduced to the Senate and House of Representatives (H.R. 1311) on March 2, 2017, proposing to lift restrictions on the sale of gasoline blended with 15% ethanol between June 1 and September 15 by extending the RVP waiver to E15. The RVP waiver would allow the sale of E15 in a manner consistent with E10 year-round, potentially reducing consumer confusion.

On July 5, 2017, the EPA proposed maintaining the RVOs for conventional ethanol at 15.0 billion gallons, in line with our expectations, while lowering the volume obligations for advanced alternatives, reducing the overall biofuel target to 19.24 billion gallons in 2018. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022.  With the 2018 being the first year the total proposed RVOs are more than 20% below statutory levels, the Administrator has directed the EPA staff to initiate the required technical analysis to inform a reset rule. If 2019 RVOs are also more than 20% below statutory levels, an RVO reset will be triggered under RFS II.  This will require the EPA to modify statutory volumes through 2022 within one year of the trigger event, with the standard for review based on the same factors to be utilized when the EPA sets RVOs post-2022.

The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2107 in favor of the Americans for Clean Energy and its aligned petitioners against the EPA.  The decision concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel that is available to refiners, blenders, and importers to meet the statutory volume requirements, but as the Court concluded it does not allow the EPA to consider the volume of renewable fuel that is available to ultimate consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers.  As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. While we anticipate no direct impact from the decision, we expect the primary impact will be on the RINs market. However, we believe it should benefit our industry overall with the EPA's waiver analysis now limited to the supply-side of the equation only.

Adjusted EBITDA and Distributable Cash Flow

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, plus adjustments for transaction costs related to acquisitions or financings, adjustments for minimum volume commitment deficiency payments, unit-based compensation expense and net gains or losses on asset sales.

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

We believe the presentation of adjusted EBITDA and distributable cash flow provides useful information to investors in assessing our financial condition and results of operations. Adjusted EBITDA and distributable cash flow are supplemental financial measures that we use to assess our financial performance. However, these presentations are not made in accordance with GAAP. The GAAP measure most directly comparable to adjusted EBITDA and distributable cash flow is net income. Since adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, diminishing its utility. Adjusted EBITDA and distributable cash flow should not be considered in isolation or as alternatives to net income or any other measure of financial performance presented in accordance with GAAP to analyze our results.

The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods presented and a  reconciliation of net income to distributable cash flow for the three and six months ended June 30, 2017 and 2016 (unaudited, dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$13,085	$13,982	$28,062	$26,164
Interest expense	1,301	410	2,529	794
Income tax expense	45	79	92	252
Depreciation and amortization	1,247	1,488	2,501	2,705
Adjustments related to MVCs (1)	1,010	-	1,010	-
Transaction costs	-	-	-	(4)
Unit-based compensation expense	60	37	119	22
Adjusted EBITDA	$16,748	$15,996	$34,313	$29,933
Less:
Interest paid or payable	1,301	410	2,529	794
Income taxes paid or payable	45	83	92	255
Maintenance capital expenditures	58	140	164	174
Distributable cash flow	$15,344	$15,363	$31,528	28,710

Distributions declared (2)	$14,608	$13,298	$28,886	26,434

Coverage ratio	1.05x	1.16x	1.09x	1.09x

(1) Adjustment related to minimum volume commitment billing.

(2) Includes distributions declared for the periods indicated; the distributions declared for each quarter are paid during the following quarter.

Recent Developments

On February 13, 2017, we entered into an agreement with Delek Renewables, LLC to form NLR Energy Logistics LLC, a 50/50 joint venture, to build an ethanol unit train terminal in the Little Rock, Arkansas area capable of unloading 110-car unit trains in less than 24 hours.  On May 1, 2017 the joint venture signed a long-term lease with the Little Rock Port Authority, with an effective date of June 1, 2017, to construct and operate the terminal within their 2,600 acre industrial park which is served by two Class I railroads and has convenient access to major highways. The initial term of the lease is five years, with four renewal options of five years each. The joint venture plans to build approximately 100,000 barrels of storage, along with other infrastructure assets at the site.  The joint venture has also executed five year terminal throughput agreements with affiliates of its partners which will provide minimum volume commitments to the terminal upon completion. The project is expected to be completed in the first quarter of 2018 at a total cost of approximately $7.0 million, subject to issuance of various permits and execution of other necessary agreements.

On June 13, 2016, our parent formed a 50/50 joint venture to construct and operate an intermodal export and import fuels terminal at Jefferson Gulf Coast Energy Partners’ existing Beaumont, Texas terminal. Phase I development of the joint venture is expected to be completed in October of 2017.  Green Plains will offer its interest in the joint venture to the partnership once commercial development is completed.

Comparability of our Financial Results

For the three and six months ended June 30, 2017 and 2016, the following discussion reflects the results of the partnership.

On January 1, 2016, we acquired the ethanol storage and certain leased railcar assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities from our sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by our sponsor, on October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively. Revenues and expenses related to these assets are included in the operating results of the partnership for the three and six months ended June 30, 2017 and 2016.

On September 23, 2016, we acquired ethanol storage assets located in Madison, Illinois; Mount Vernon, Indiana and York, Nebraska related to three ethanol plants, which occurred concurrently with the acquisition of these facilities by Green Plains from subsidiaries of Abengoa S.A. The transaction was accounted for as a transfer between entities under common control and the assets were recognized at the preliminary value recorded in Green Plains’ purchase accounting. No retroactive adjustments were required. Revenue and expenses related to these assets are included in the operating results of the partnership for the three and six months ended June 30, 2017.

In accordance with GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer and the prior period financial statements of the transferee are recast for all periods the transferred operations were part of the parent’s consolidated financial statements.

Selected Financial Information and Operating Data

The following table reflects selected financial information (unaudited, in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2017	2016	% Var.	2017	2016	% Var.
Revenues
Storage and throughput services	$14,225	$13,945	2.0%	$30,279	$26,320	15.0%
Terminal services	2,917	2,950	(1.1)	6,028	5,845	3.1
Railcar transportation services	7,255	7,901	(8.2)	14,785	15,675	(5.7)
Other	668	697	(4.2)	1,202	1,441	(16.6)
Total revenues	25,065	25,493	(1.7)	52,294	49,281	6.1
Operating expenses
Operations and maintenance	8,284	8,504	(2.6)	16,815	17,149	(1.9)
Selling, general and administrative	1,124	1,051	6.9	2,336	2,259	3.4
Depreciation and amortization	1,247	1,488	(16.2)	2,501	2,705	(7.5)
Total operating expenses	10,655	11,043	(3.5)	21,652	22,113	(2.1)
Operating income	$14,410	$14,450	(0.3)%	$30,642	$27,168	12.8%

The following table reflects selected operating data (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Var.	2017	2016	% Var.
Product volumes (mmg)
Storage and throughput services	284.5	278.9	2.0%	605.6	526.4	15.0%

Terminal services:
Affiliate	42.5	30.2	40.7	91.4	58.9	55.2
Non-affiliate	35.0	47.4	(26.2)	60.5	91.6	(34.0)
	77.5	77.6	(0.1)	151.9	150.5	0.9

Railcar capacity billed (daily avg.)	91.4	77.2	18.4	90.3	75.0	20.4

Three Months Ended June 30, 2017, Compared with the Three Months Ended June 30, 2016

Consolidated revenues decreased $0.4 million for the three months ended June 30, 2017, compared with the same period for 2016. Revenues generated from our rail transportation services agreement with Green Plains Trade decreased $0.6 million as a result of a reduction in the average rate charged for the railcar volumetric capacity provided. This decrease was partially offset by revenues generated from our storage and throughput agreement and terminal agreements with Green Plains Trade, which increased $0.6 million due to higher throughput volumes as a result of the ethanol storage assets acquired in September 2016, reduced by lower system-wide throughput volumes by Green Plains Trade, which was driven by the weak margin environment during the three months ended June 30, 2017. Revenue generated from terminal agreements with other customers decreased $0.4 million as a result of lower ethanol and biodiesel throughput volumes by other customers at our Birmingham facility and other terminals.

Operations and maintenance expenses decreased $0.2 million for the three months ended June 30, 2017, compared with the same period for 2016, primarily due to lower railcar lease expense.

Selling, general and administrative expenses increased $0.1 million for the three months ended June 30, 2017, compared with the same period for 2016, as a result of higher accounting expenses, as well as higher expenses allocated by our parent under the secondment agreement.

Distributable cash flow for the three months ended June 30, 2017 was comparable with the same period for 2016.

Six Months Ended June 30, 2017, Compared with the Six Months Ended June 30, 2016

Consolidated revenues increased $3.0 million for the six months ended June 30, 2017, compared with the same period for 2016. Revenues generated from our storage and throughput agreement and terminal agreements with Green Plains Trade increased $5.0 million due to higher throughput volumes as a result of the ethanol storage assets acquired in September 2016, partially offset by lower capacity utilization by Green Plains Trade driven by the weak margin environment during the three months ended June 30, 2017.  Revenues generated from our rail transportation services agreement with Green Plains Trade decreased $0.9 million as a result of a reduction in the average rate charged for the railcar volumetric capacity provided. Revenue generated from our terminal agreements with other customers decreased $0.9 million as a result of lower ethanol and biodiesel throughput volumes by other customers at our Birmingham facility and other terminals.

Operations and maintenance expenses decreased $0.3 million for the six months ended June 30, 2017, compared with the same period for 2016, primarily due to lower railcar lease expense, partially offset by higher repairs and maintenance expenses and higher labor costs.

Selling, general and administrative expenses for the six months ended June 30, 2017 were comparable with the same period for 2016.

Distributable cash flow increased $2.8 million for the six months ended June 30, 2017, compared with the same period for 2016 primarily due to increased net income as a result of higher throughput volumes associated with the ethanol storage assets acquired in 2016 and higher production capacity utilization by Green Plains.

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

At June 30, 2017, we had $2.9 million of cash and cash equivalents and $27.1 million available under our revolving credit facility.

Net cash provided by operating activities was $32.8 million for the six months ended June 30, 2017, compared with net cash provided by operating activities of $28.2 million for the six months ended June 30, 2016.  Increased cash flows from operating activities resulted primarily from increased operating profits. Net cash used by investing activities was $1.1 million for the six months ended June 30, 2017, compared to net cash used by investing activities of $62.6 million for the six months ended June 30, 2016, primarily due to the acquisitions of ethanol storage and leased railcar assets on January 1, 2016. Net cash used by financing activities was $29.3 million for the six months ended June 30, 2017, primarily due to quarterly cash distributions of $28.2 million, compared with net cash provided by financing activities of $20.8 million for the six months ended June 30, 2016, primarily due to additional net borrowings on the revolving credit facility.

We also incurred capital expenditures of $1.2 million for the six months ended June 30, 2017, of which $0.2 million was related to maintenance capital expenditures and $1.0 million was related to expansion of our truck and tanker fleet. Capital spending for 2017 is expected to be approximately $1.7 million related to our continued investment in fleet expansion.

Revolving Credit Facility

Green Plains Operating Company has a $155.0 million secured revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The facility can be increased by up to $100.0 million without the consent of the lenders. The facility matures on July 1, 2020. At June 30, 2017, the outstanding principal balance was $127.9 million with an average interest rate of 3.78%. For more information related to our debt, see Note 3 – Debt to the consolidated financial statements in this report.

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

On May 15 2017, the partnership distributed $14.3 million to unitholders of record as of May 5, 2017, related to the quarterly cash distribution of $0.44 per unit that was declared on April 20, 2017, for the quarter ended March 31, 2017.

On July 20, 2017, the board of directors of the general partner declared a quarterly cash distribution of $0.45 per unit, or approximately $14.6 million, for the quarter ended June 30, 2017. The distribution will be paid on August 11, 2017, to unitholders of record as of August 4, 2017.

Contractual Obligations

Our contractual obligations as of June 30, 2017, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$136,000	$-	$127,900	$1,336	$6,764
Interest and fees on debt obligations (2)	15,716	5,055	10,108	177	376
Operating leases (3)	57,403	21,214	24,421	10,669	1,099
Service agreements (4)	3,413	1,246	1,893	274	-
Other (5)	5,047	1,405	497	1,200	1,945
Total contractual obligations	$217,579	$28,920	$164,819	$13,656	$10,184

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

(4) Service agreements are primarily related to minimum commitments on railcar unloading contracts at our fuel terminals.

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

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates. At June 30, 2017, we had $127.9 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $483 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included in this report and in our annual report.

Commodity Price Risk

We do not have any direct exposure to risks associated with fluctuating commodity prices because we do not own the ethanol and other fuels that are stored at our facilities or transported by our railcars and trucks.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2016, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements” of this report. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factor supplements and/or updates risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Government mandates affecting ethanol usage could change and impact the ethanol market.

Our operations could be adversely impacted by legislation or EPA actions, as set forth below or otherwise, that may reduce the RFS II mandate. Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate, may affect future demand. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS II could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol.

Flexible-fuel vehicles, which are designed to run on a mixture of fuels such as E85, are eligible for vehicle manufacturer incentives in the form of CAFE credits. Flexible-fuel vehicle credits have been decreasing since 2014 and will be completely phased out by 2020, which may impact manufacturers’ willingness to continue building flexible-fuel vehicles and ultimately result in slower E85 growth and lower ethanol prices.

Under the provisions of the EISA, Congress established a mandate setting the minimum volume of renewable fuels that must be blended with gasoline under the RFS II, which affects the domestic market for ethanol. The EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development, or impact on food prices.

On June 14, 2017, the Senate Environment and Public Works Committee held a hearing about the Consumer and Fuel Retailer Choice Act (S. 517). The bill was introduced to the Senate and House of Representatives (H.R. 1311) on March 2, 2017, proposing to lift restrictions on the sale of gasoline blended with 15% ethanol between June 1 and September 15 by extending the RVP waiver to E15. The RVP waiver would allow the sale of E15 in a manner consistent with E10 year-round, potentially reducing consumer confusion.

On July 5, 2017, the EPA proposed maintaining the RVOs for conventional ethanol at 15.0 billion gallons, in line with our expectations, while lowering the volume obligations for advanced alternatives, reducing the overall biofuel target to 19.24 billion gallons in 2018. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022.  With the 2018 being the first year the total proposed RVOs are more than 20% below statutory levels, the Administrator has directed the EPA staff to initiate the required technical analysis to inform a reset rule. If 2019 RVOs are also more than 20% below statutory levels, an RVO reset will be triggered under RFS II.  This will require the EPA to modify statutory volumes through 2022 within one year of the trigger event, with the standard for review based on the same factors to be utilized when the EPA sets RVOs post-2022.

The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2107 in favor of the Americans for Clean Energy and its aligned petitioners against the EPA.  The decision concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel that is available to refiners, blenders, and importers to meet the statutory volume requirements, but as the Court concluded it does not allow the EPA to consider the volume of renewable fuel that is available to ultimate consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers.  As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through use of its “inadequate domestic supply” waiver authority, and remanded to the EPA to address the 2016 total renewable fuels volume requirements. While we anticipate no direct impact from the decision, we expect the primary impact will be on the RINs market. However, we believe it should benefit our industry overall with the EPA's waiver analysis now limited to the supply-side of the equation only.

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
101

The following information from Green Plains Partners LP Annual Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: August 3, 2017 Date: August 3, 2017

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:   /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:   /s/ Jerry L. Peters                                   _

Jerry L. Peters
Chief Financial Officer

(Principal Financial Officer)