Form 10-Q
period 2017-09-30
Green Plains Partners LP
filed 2017-11-02
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2017

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

☐ Yes   ☒ No

The registrant had 15,922,207 common units and 15,889,642 subordinated units outstanding as of October 27, 2017.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP and Subsidiaries:

z
Birmingham BioEnergy	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Green Plains Ethanol Storage	Green Plains Ethanol Storage LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Trucking II	Green Plains Trucking II LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Obion	Green Plains Obion LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Trucking	Green Plains Trucking LLC

Other Defined Terms:

2016 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2016, filed February 22, 2017
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
Conflicts committee	The partnership’s committee reviewing situations involving a transaction with an affiliate or a conflict of interest
E15	Gasoline blended with up to 15% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MVCs	Minimum volume commitments
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RFS II	Renewable Fuels Standard II
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
U.S.	United States

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$253	$622
Accounts receivable	812	1,513
Accounts receivable from affiliates	19,833	18,777
Amortizable lease costs	157	243
Prepaid expenses and other	738	1,120
Total current assets	21,793	22,275

Property and equipment, net of accumulated depreciation of $27,650 and $23,878, respectively	49,630	51,022
Goodwill	10,598	10,598
Equity investments	1,284	-
Note receivable	8,100	8,100
Other assets	1,392	1,781
Total assets	$92,797	$93,776

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$8,690	$4,280
Accounts payable to affiliates	1,307	1,921
Accrued and other liabilities	4,775	10,201
Asset retirement obligations	937	199
Unearned revenue	1,077	702
Total current liabilities	16,786	17,303

Long-term debt	136,963	136,927
Deferred lease liability	784	739
Asset retirement obligations	2,579	2,877
Other liabilities	-	96
Total liabilities	157,112	157,942

Commitments and contingencies (Note 8)

Partners' capital
Common unitholders - public (11,529,572 and 11,521,016 units issued and outstanding, respectively)	115,187	115,139
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(38,695)	(38,653)
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(140,065)	(139,913)
General partner interests	(742)	(739)
Total partners' capital	(64,315)	(64,166)
Total liabilities and partners' capital	$92,797	$93,776

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Affiliate	$24,748	$24,139	$74,019	$69,445
Non-affiliate	1,701	2,066	4,724	6,042
Total revenues	26,449	26,205	78,743	75,487
Operating expenses
Operations and maintenance	8,346	8,564	25,161	25,713
Selling, general and administrative	922	1,395	3,258	3,654
Depreciation and amortization	1,280	1,515	3,781	4,220
Total operating expenses	10,548	11,474	32,200	33,587
Operating income	15,901	14,731	46,543	41,900
Other income (expense)
Interest income	20	21	61	62
Interest expense	(1,412)	(501)	(3,941)	(1,295)
Total other expense	(1,392)	(480)	(3,880)	(1,233)
Income before income taxes	14,509	14,251	42,663	40,667
Income tax expense	43	52	135	304
Net income	$14,466	$14,199	$42,528	$40,363

Net income attributable to partners' ownership interests:
General partner	$290	$284	$851	$807
Limited partners - common unitholders	7,097	6,962	20,856	19,786
Limited partners - subordinated unitholders	7,079	6,953	20,821	19,770

Earnings per limited partner unit (basic and diluted):
Common units	$0.45	$0.44	$1.31	$1.24
Subordinated units	$0.45	$0.44	$1.31	$1.24

Weighted average limited partner units outstanding (basic and diluted):
Common units	15,922	15,910	15,914	15,902
Subordinated units	15,890	15,890	15,890	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$42,528	$40,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,781	4,220
Accretion	178	183
Amortization of debt issuance costs	362	178
Increase in deferred lease liability	45	359
Deferred income taxes	-	(4)
Unit-based compensation	159	82
Changes in operating assets and liabilities:
Accounts receivable	701	49
Accounts receivable from affiliates	(1,056)	953
Prepaid expenses and other assets	382	437
Accounts payable and accrued liabilities	(770)	(450)
Accounts payable to affiliates	(614)	(452)
Other	(33)	281
Net cash provided by operating activities	45,663	46,199

Cash flows from investing activities:
Purchases of property and equipment	(1,912)	(467)
Equity method investment	(1,284)	-
Acquisition of assets from sponsor	-	(62,312)
Acquisition of assets	-	(90,000)
Net cash used by investing activities	(3,196)	(152,779)

Cash flows from financing activities:
Payments of distributions	(42,839)	(39,496)
Proceeds from revolving credit facility	51,000	167,000
Payments on revolving credit facility	(51,000)	(35,000)
Payments of loan fees	-	(987)
Other	3	3
Net cash provided (used) by financing activities	(42,836)	91,520

Net change in cash and cash equivalents	(369)	(15,060)
Cash and cash equivalents, beginning of period	622	16,385
Cash and cash equivalents, end of period	$253	$1,325

Supplemental disclosures of cash flow
Cash paid for income taxes	$143	$248
Cash paid for interest	$3,591	$1,052
Capital expenditures in accounts payable	$-	$58

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

Effective January 1, 2016, the partnership acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia production facilities for $62.3 million from its sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by the sponsor, on October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively. There were no revenues related to these assets for periods before January 1, 2016, when amendments to the commercial agreements became effective.

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

On July 11, 2017, the partnership contributed $1.3 million to NLR Energy Logistics LLC, a 50/50 joint venture with Delek Renewables LLC, which was formed in February 2017 to build an ethanol unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. The partnership and Delek Renewables LLC have equal board representation and voting rights in the joint venture. The investment is accounted for using the equity method of accounting. Under this method, an investment is recorded at the acquisition cost plus the partnership’s share of equity in undistributed earnings or losses since acquisition, and reduced by distributions received and the amortization of excess net investment. Upon commencement of operations, the partnership’s proportionate share of the equity investments’ earnings or losses will be reported on a one-month lag as a separate line item in the consolidated financial statements. Construction of the terminal is expected to be completed during the first quarter of 2018 at a total cost of approximately $7.0 million.

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

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.5 bgy ethanol marketing and distribution business. The partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is primarily fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol or other fuels it handles. As a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

Revenue Recognition

The partnership recognizes revenues when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; services have been provided; the price is fixed and determinable; and collectability is reasonably assured.

The partnership derives revenues when product is delivered to the customer from its storage tanks and fuel terminals, when railcar volumetric capacity is provided, and when truck transportation services are performed. The partnership generates a substantial portion of its revenues under fee-based commercial agreements with Green Plains Trade.

The partnership’s storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. The partnership’s rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay the partnership fees for these minimum commitments regardless of the actual volume throughput or volumetric capacity used for storage or transport. Under the storage and throughput agreement, if Green Plains Trade fails to meet its minimum volume commitment during any quarter, the partnership will charge Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. In the event a deficiency payment is charged, the partnership records a liability for unearned revenue in the amount of the credit that may be used in future periods. The partnership recognizes revenue and relieves the liability when credits are utilized or expire during the subsequent four quarters.

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

Asset Retirement Obligations

The partnership records an ARO for the fair value of the estimated costs to retire a tangible long-lived asset in the period incurred if it can be reasonably estimated, which is subsequently adjusted for accretion expense. Corresponding asset retirement costs are capitalized as a long-lived asset and depreciated on a straight-line basis over the asset’s remaining useful life. The expected present value technique used to calculate the fair value of the AROs includes assumptions about costs, settlement dates, interest accretion and inflation. Changes in assumptions, such as the amount or timing of estimated cash flows, could increase or decrease the AROs. The partnership’s AROs are based on legal obligations to perform remedial activity related to land, machinery and equipment when certain operating leases expire.

Equity Method Investments

The partnership accounts for investments in which the partnership exercises significant influence using the equity method so long as the partnership (i) does not control the investee and (ii) is not the primary beneficiary. The partnership recognizes these investments in the consolidated balance sheets as equity investments. The partnership will recognize its proportionate share of earnings or loss on a one-month lag as a separate line item in the consolidated statements of operations.

The partnership recognizes losses in the value of equity method investees when there is evidence of an other-than-temporary decrease in value. Evidence of a loss might include, but would not necessarily be limited to, the inability to recover the carrying amount of the investment or the inability of the equity method investee to sustain an earnings capacity that justifies the carrying amount of the investment. The current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. The partnership evaluates equity method investments when there is evidence an investment may be impaired.

Distributions paid to the partnership from unconsolidated affiliates are classified as operating activities in the consolidated statements of cash flows until the cumulative distributions exceed the partnership’s proportionate share of income from the unconsolidated affiliate since the date of initial investment. The amount of cumulative distributions paid to the partnership that exceeds the cumulative proportionate share of income in each period represents a return of investment, which is classified as an investing activity in the consolidated statements of cash flows.

Recent Accounting Pronouncements

Effective January 1, 2017, the partnership adopted the amended guidance in ASC Topic 718, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which requires all income tax effects related to awards to be recognized in the income statement when the awards vest or settle. The amended guidance also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, and make a policy election to account for forfeitures as they occur. The amended guidance was applied prospectively, and the election was made to account for forfeitures as they occur. Implementation of the amended guidance did not have an impact on the consolidated financial statements.

Effective January 1, 2018, the partnership will adopt the amended guidance in ASC Topic 606, Revenue from Contracts with Customers.  ASC Topic 606 is designed to create improved revenue recognition and disclosure comparability in financial statements. The provisions of ASC Topic 606 include a five-step process by which an entity will determine revenue recognition, depicting the transfer of goods or services to customers in amounts which reflect the payment an entity expects to be entitled to in exchange for goods or services. The new guidance requires the company to apply the following steps: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the company satisfies the performance obligation. In addition, ASC Topic 606 requires certain disclosures about contracts with customers and provides comprehensive guidance for transactions such as service revenue, contract modifications and multiple-element arrangements.  The new standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2017,  and allows for early adoption.

The partnership completed a comparison of the current revenue recognition policies to ASC Topic 606 requirements for each of the partnership’s major revenue categories. Results indicate that the majority of the partnership's contracts are outside the scope of ASC Topic 606 and will continue to be accounted for under ASC Topic 840, Leases.  Contracts within the scope of ASC Topic 606 will continue to be recognized at a point in time, and the number of performance obligations and the accounting for variable consideration are not expected to differ significantly from current practice. The partnership has not identified any material differences in the amount and timing of revenue recognition for the major revenue categories reviewed to date. ASC Topic 606 requires the partnership’s revenue recognition policy disclosure to include additional detail regarding the performance obligations with respect to the nature, amount, timing, and estimates of revenue and cash flows generated from the partnership’s contracts with customers. ASC Topic 606 also requires disclosure of significant changes in contract asset and contract liability balances between periods and the amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period, when applicable. ASC Topic 606 may be adopted retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The partnership anticipates adopting the amended guidance using the modified retrospective transition method.

Effective January 1, 2019, the partnership will adopt the amended guidance in ASC Topic 842, Leases, which aims to make leasing activities more transparent and comparable, requiring substantially all leases to be recognized by lessees on the balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2018, and allows for early adoption.  The partnership has established an  implementation team to evaluate the impact of the new standard.  The new standard will significantly increase right-of-use assets and lease liabilities on the partnership’s consolidated balance sheet, primarily due to operating leases that are currently not recognized on the balance sheet. The partnership is also evaluating the impact the new standard may have on revenue streams that are currently reported as operating lease revenue under GAAP. The partnership anticipates adopting the amended guidance using the modified retrospective transition method.

Effective January 1, 2020, the partnership will adopt the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit, would be recognized. The amended guidance will be applied prospectively.

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

This transaction was accounted for as a transfer between entities under common control and approved by the conflicts committee. Therefore, the net assets were transferred at the value recorded in Green Plains’ purchase accounting of $12.5 million.

The following is a summary of assets acquired and liabilities assumed (in thousands):

Purchase price, September 23, 2016	$90,000
Identifiable assets acquired:
Property and equipment, net	12,510
Partners' capital effect, September 23, 2016	$77,490

The amounts above reflect the final purchase price allocation, which did not change from the initial allocation.

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

This transaction was considered a transfer between entities under common control and approved by the conflicts committee. Therefore, the net assets were transferred at their historical cost of $6.3 million, as of the original date of acquisition by the sponsor, in the fourth quarter of 2015.

The following is a summary of assets acquired and liabilities assumed (in thousands):

Purchase price, January 1, 2016	$62,312
Identifiable assets acquired and liabilities assumed:
Property and equipment, net	6,447
Asset retirement obligations	(148)
Total identifiable net assets	6,299
Partners' capital effect, January 1, 2016	$56,013

At the time of acquisition, the Hopewell facility was not operational. However, upon completion of certain maintenance and enhancement projects, operations commenced in early February 2016.

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

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The partnership, each of its existing subsidiaries and future domestic subsidiaries guarantee the revolving credit facility. As of September 30, 2017, the revolving credit facility had an average interest rate of 3.74%.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated net leverage ratio of no more than 3.50x and a minimum consolidated interest coverage ratio of no less than 2.75x, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. The consolidated leverage ratio is calculated by dividing total funded indebtedness minus the lesser of cash in excess of $5.0 million or $30.0 million by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated interest coverage ratio is calculated by dividing the sum of the four preceding fiscal quarters’ consolidated EBITDA by the sum of the four preceding fiscal quarters’ interest expense.

The partnership had $129.0 million of borrowings outstanding under the revolving credit facility as of September 30, 2017, and December 31, 2016.

Effective January 1, 2016, the partnership adopted ASC 835-30, Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. As of September 30, 2017 and December 31, 2016, there were $137 thousand and $173 thousand, respectively, of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt.

Scheduled long‑term debt repayments as of September 30, 2017, are as follows (in thousands):

Year Ending December 31,	Amount
2017	$-
2018	-
2019	-
2020	129,332
2021	668
Thereafter	7,100
Total	$137,100

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of September 30, 2017.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the three and nine months ended September 30, 2017 and 2016.

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

The non-vested unit-based award activity for the nine months ended September 30, 2017, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2016	15,009	$15.99
Granted	12,834	18.70
Forfeited	(4,278)	18.70
Vested	(15,009)	15.99
Non-vested at September 30, 2017	8,556	$18.70	0.8

Compensation costs related to the unit-based awards of $40 thousand and $159 thousand were recognized during the three and nine months ended September 30, 2017, respectively. Compensation costs related to the unit-based awards of $60 thousand and $82 thousand were recognized during the three and nine months ended September 30, 2016, respectively. Net benefits of $14 thousand and $15 thousand were recognized during the three months ended September 30, 2017 and 2016, respectively, as a reduction to compensation expense due to forfeitures during the period. As of September 30, 2017, there was $120 thousand of unrecognized compensation costs from unit-based compensation awards.

5.  PARTNERS’ CAPITAL

Components of partners’ capital are as follows (in thousands):

	Partners' Capital
	Limited Partners
	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2016	$115,139	$(38,653)	$(139,913)	$(739)	$(64,166)
Quarterly cash distributions to unitholders	(15,214)	(5,795)	(20,973)	(857)	(42,839)
Net income	15,103	5,753	20,821	851	42,528
Unit-based compensation, including general partner net contributions	159	-	-	3	162
Balance, September 30, 2017	$115,187	$(38,695)	$(140,065)	$(742)	$(64,315)

A roll forward of the number of common and subordinated limited partner units outstanding is as follows:

	Common Units-	Common Units-	Subordinated Units-
	Public	Green Plains	Green Plains	Total
Units, December 31, 2016	11,521,016	4,389,642	15,889,642	31,800,300
Units issued under the LTIP	12,834	-	-	12,834
Units forfeited under the LTIP	(4,278)	-	-	(4,278)
Units, September 30, 2017	11,529,572	4,389,642	15,889,642	31,808,856

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

On August 11, 2017, the partnership distributed $14.6 million to unitholders of record as of August 4, 2017, related to the quarterly cash distribution of $0.45 per unit that was declared on July 20, 2017, for the quarter ended June 30, 2017.

On October 19, 2017, the board of directors of the general partner declared a quarterly cash distribution of $0.46 per unit, or approximately $14.9 million, for the quarter ended September 30, 2017. The distribution will be paid on November 10, 2017, to unitholders of record as of November 3, 2017.

The allocation of total cash distributions to the general and limited partners applicable to the period the distributions were earned for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General partner distribution	$299	$273	$877	$802
Limited partners' distributions:
Limited partner common units - public	5,305	4,839	15,564	14,222
Limited partner common units - Green Plains	2,020	1,843	5,926	5,421
Limited partner subordinated units - Green Plains	7,308	6,674	21,451	19,624
Total limited partners' distributions	14,633	13,356	42,941	39,267
Total cash distributions	$14,932	$13,629	$43,818	$40,069

6.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of September 30, 2017.  The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended September 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$7,325	$7,308	$299	$14,932
Earnings less than distributions	(228)	(229)	(9)	(466)
Total net income	$7,097	$7,079	$290	$14,466

Weighted-average units outstanding - basic and diluted	15,922	15,890

Earnings per limited partner unit - basic and diluted	$0.45	$0.45

	Nine Months Ended September 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$21,490	$21,451	$877	$43,818
Earnings less than distributions	(634)	(630)	(26)	(1,290)
Total net income	$20,856	$20,821	$851	$42,528

Weighted-average units outstanding - basic and diluted	15,914	15,890

Earnings per limited partner unit - basic and diluted	$1.31	$1.31

	Three Months Ended September 30, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$6,682	$6,674	$273	$13,629
Earnings in excess of distributions	280	279	11	570
Total net income	$6,962	$6,953	$284	$14,199

Weighted-average units outstanding - basic and diluted	15,910	15,890

Earnings per limited partner unit - basic and diluted	$0.44	$0.44

	Nine Months Ended September 30, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$19,643	$19,624	$802	$40,069
Earnings in excess of distributions	143	146	5	294
Total net income	$19,786	$19,770	$807	$40,363

Weighted-average units outstanding - basic and diluted	15,902	15,890

Earnings per limited partner unit - basic and diluted	$1.24	$1.24

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

8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land and railcars under agreements that expire on various dates. For accounting purposes, lease expense is based on a straight-line amortization of total payments required over the term of the lease, which resulted in a deferred lease liability of $784 thousand and $739 thousand as of September 30, 2017 and December 31, 2016, respectively. The partnership incurred lease expenses of $5.5 million and $17.2 million during the three and nine months ended September 30, 2017 respectively, and $6.1 million and $18.7 million during the three and nine months ended September 30, 2016. Aggregate minimum lease payments under these agreements for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$6,176
2018	17,196
2019	12,154
2020	9,793
2021	4,294
Thereafter	2,769
Total	$52,382

In accordance with the amended storage and throughput agreement with Green Plains Trade, Green Plains Trade is obligated to throughput a minimum of 296.6 mmg per calendar quarter at the partnership’s storage facilities and pay $.05 per gallon on all volume it throughputs. The partnership charged Green Plains Trade a deficiency payment in the amount of $1.0 million related to the minimum volume commitment for the three months ended June 30, 2017, which was recorded as unearned revenue as of June 30, 2017. The payment was available to be applied as a credit towards future volume throughput in excess of the minimum volume commitment during the subsequent four quarters. For the three months ended September 30, 2017, Green Plains Trade exceeded the minimum volume commitment and received a credit of $0.8 million related to the prior period deficiency charge. The remaining $0.2 million of unearned revenue associated with the prior period deficiency charge may be applied in the next three quarters against receivables associated with storage throughput charges to Green Plains Trade in excess of its minimum volume commitment. The partnership also has minimum volume commitment terminal agreements with other customers at various rates. Minimum operating lease revenues under these agreements for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$15,091
2018	59,365
2019	59,320
2020	59,320
2021	59,320
Thereafter	207,620
Total	$460,036

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may fluctuate based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenues under this agreement for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$7,511
2018	22,727
2019	16,651
2020	14,274
2021	7,747
Thereafter	5,205
Total	$74,115

Service Agreements

The partnership entered into agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during the three and nine months ended September 30, 2017 and 2016. Aggregate minimum payments under these agreements for the remainder of 2017 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2017	$297
2018	1,090
2019	1,154
2020	240
2021	156
Thereafter	156
Total	$3,093

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

9.  MAJOR CUSTOMERS

Revenue from Green Plains Trade Group was $24.7 million and $74.0 million for the three and nine months ended September 30, 2017, respectively, and $24.1 million and $69.4 million for the three and nine months ended September 30, 2016, respectively, which exceeds 10% of the partnership's total revenue.

10.  RELATED PARTY TRANSACTIONS

In addition to related party purchases disclosed in Note 2 – Acquisitions to the consolidated financial statements, the partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $1.0 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, and $0.9 million and $2.7 million for the three and nine months ended September 30, 2016,  respectively. In addition, the partnership reimburses Green Plains for wages and benefits of employees performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

Under the operational services and secondment agreement, Green Plains will indemnify the partnership from any claims, losses or liabilities incurred by the partnership, including third-party claims, arising from their performance of the operational services secondment agreement; provided, however, that Green Plains will not be obligated to indemnify the partnership for any claims, losses or liabilities arising out of the partnership’s gross negligence, willful misconduct or bad faith with respect to any services provided under the operational services and secondment agreement.

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

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to throughput a minimum of 296.6 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, the partnership will charge Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. The partnership charged Green Plains Trade a deficiency payment in the amount of $1.0 million related to the minimum volume commitment for the three months ended June 30, 2017, which was recorded as unearned revenue as of June 30, 2017.  During the three months ended September 30, 2017, Green Plains Trade exceeded the minimum volume commitment and received a credit of $0.8 million related to the prior period deficiency charge. The remaining $0.2 million of unearned revenue associated with the prior period deficiency charge may be applied in the next three quarters against receivables associated with storage throughput charges to Green Plains Trade in excess of its minimum volume commitment.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The partnership’s leased railcar fleet consisted of approximately 3,500 railcars as of September 30, 2017. During the three and nine months ended September 30, 2017, the average monthly fee was approximately $0.0259 and $0.0269 per gallon, respectively, for the railcar volumetric capacity provided by the partnership, which was 95.1 mmg and 91.9 mmg, respectively. During the three and nine months ended September 30, 2016, the average monthly fee was approximately $0.0328 and $0.0343 per gallon, respectively, for the railcar volumetric capacity provided by the partnership, which was 79.2 mmg and 76.4 mmg, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade, which was approximately 6.5 mmg for the three and nine months ended September 30, 2017. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

Under the Birmingham terminal services agreement, effective January 1, 2017, through December 31, 2019, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 2.8 mmg per month and pay associated throughput fees, as well as fees for ancillary services. Green Plains Trade met the minimum volume commitment related to this agreement during the three and nine months ended September 30, 2017 and 2016.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation agreement of $22.8 million and $67.9 million for the three and nine months ended September 30, 2017, respectively, and $22.5 million and $64.5 million for the three and nine months ended September 30, 2016. The partnership recorded revenues from Green Plains Trade related to trucking and terminal services of $1.9 million and $6.1 million for the three and nine months ended September 30, 2017, respectively,  and $1.6 million and $4.9 million for the three and nine months ended September 30, 2016, respectively.

The partnership incurs expenses charged by a subsidiary of the parent for cleaning of its storage tanks.  The partnership incurred tank cleaning expense of $36 thousand and $53 thousand for the three and nine months ended September 30, 2017, respectively, and $8 thousand and $29 thousand for the three and nine months ended September 30, 2016, respectively, for these services.

The partnership distributed $9.4 million and $27.6 million to Green Plains related to the quarterly cash distribution paid for the three and nine months ended September 30, 2017, respectively, and $8.6 million and $25.5 million for the three and nine months ended September 30, 2016, respectively.

11. SUBSEQUENT EVENTS

On October 27, 2017, the partnership upsized its revolving credit facility by $40 million, from $155 million to $195 million, by accessing a portion of the $100 million incremental commitment in place on the facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2016 annual report. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results we expect for the full year.

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

Results of Operations

Our parent operated its ethanol production facilities at approximately 83.7% of capacity for the third quarter of 2017, compared to 92.5% of capacity for the same quarter last year, resulting in ethanol storage and throughput of 308.3 mmg for the third quarter of 2017, compared with 292.7 mmg for the same quarter last year. Ethanol production capacity increased as a result of our parent’s acquisition of the Madison, Illinois; Mount Vernon, Indiana; and York, Nebraska plants, acquired on September 23, 2016.  For the three months ended September 30, 2017, Green Plains Trade exceeded the minimum volume commitment and received a credit of $0.8 million related to the prior period deficiency charge of $1.0 million. The remaining $0.2 million of unearned revenue associated with the prior period deficiency charge may be applied in the next three quarters against receivables associated with storage throughput charges to Green Plains Trade in excess of its minimum volume commitment.

Industry Trends and Factors Affecting our Results of Operations

Seasonal summer driving demand was met by increased ethanol production during the third quarter of 2017. According to the EIA, average daily domestic ethanol production was 1.03 million barrels per day during the third quarter of 2017, up slightly from 1.00 million barrels per day during the second quarter of 2017. Average daily production increased 4% year-to-date compared with the same period last year due to incremental expansion by existing facilities to optimize production. Weekly refiner and blender input volume, which is linked to consumer demand, also increased 1% year-to-date compared with the same period last year, helped by the growing number of retail gasoline stations offering higher ethanol blends to consumers. According to Growth Energy, 1,043 retail stations were selling E15 at October 5, 2017, up from 431 stations at December 31, 2016. Average daily gasoline demand was flat during the third quarter of 2017, slowing by 1.5% for the nine months ended September 30, 2017, compared with the same periods in 2016. Ethanol futures traded at an average discount of $0.11 to RBOB during the third quarter. At September 30, 2017, domestic ethanol inventory of 21.5 million barrels was 1.4 million barrels higher than the ending stocks at the same time last year. Increased export volumes have partially offset the difference between increased production and blending volumes year over year.

We currently estimate that net ethanol exports will reach between 1.1 billion gallons and 1.3 billion gallons in 2017. Year-to-date domestic ethanol exports through August 30, 2017, were 906.5 mmg, up 53% from the comparable period in 2016. Brazil accounted for 37% of the domestic ethanol export volumes, while Canada, India, the Philippines and United Arab Emirates accounted for 24%, 11%, 5% and 4%, respectively. On September 13, 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes year-to-date due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect on January 1, 2017, and there is no assurance the recently issued joint plan will lead to increased imports of U.S. ethanol. On September 1, 2017, Brazil’s Chamber of Foreign Trade, or CAMEX, issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The ruling is valid for two years. In Mexico, four lawsuits challenging the June 2017 decision by the Energy Regulatory Commission of Mexico (CRE) to approve the use of 10% ethanol blends were dismissed. A fifth lawsuit was allowed to proceed for judicial review, despite precedent set by the Mexico Supreme Court for dismissal. The CRE is expected to defend its position before the judge makes a final decision. Should the judge rule in favor of the plaintiff, the case will go to the Supreme Court. U.S. ethanol exports to Mexico totaled 29 mmg in 2016.

On July 5, 2017, the EPA proposed maintaining the RVOs for conventional ethanol at 15.0 billion gallons while lowering the volume obligations for advanced alternatives, reducing the overall biofuel target to 19.24 billion gallons for 2018. On September 26, 2017, the EPA issued a Notice of Data Availability for comment, proposing to further reduce the 2018 advanced biofuel volume requirement by 315 mmg, to 3.77 billion gallons, and the total renewable fuel requirement to 18.77 billion gallons, leaving conventional ethanol at 15.0 billion gallons. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed RVOs are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS II and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2017, in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders, and importers to meet the statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address. We believe this decision will benefit the industry overall, with the EPA’s waiver analysis now limited to supply considerations only, and expect the primary impact will be on the RINs market.

On October 19, 2017, the EPA Administrator reiterated his commitment to the text and spirit of the RFS II. In a letter to seven Senators from the Midwestern states, he stated the EPA will meet the November 30, 2017, deadline for issuing RVOs and the EPA’s preliminary analysis suggests that final RVOs should be set at amounts at or greater than those provided on July 5, 2017. Moreover, the EPA is actively exploring its authority to issue an RVP waiver and will be pursuing action on RINs involving ethanol exports.

On October 25, 2017, the Master Limited Partnership Parity Act was introduced in the Senate and House of Representatives (H.R. 4118), proposing to expand the definition of qualified sources of income to include clean energy resources, such as ethanol production, and infrastructure projects by publicly traded partnerships. Currently, qualifying income includes the transportation and storage of ethanol and certain specific alternative fuels.

Adjusted EBITDA and Distributable Cash Flow

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, adjusted for transaction costs related to acquisitions or financings, adjustments for minimum volume commitment deficiency payments, unit-based compensation expense and net gains or losses on asset sales.

Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, income taxes paid or payable and maintenance capital expenditures, which are defined under our partnership agreement as cash expenditures (including expenditures for the replacement, improvement or expansion of existing capital assets) made to maintain our operating capacity or operating income.

Adjusted EBITDA and distributable cash flow are supplemental financial measures that we use to assess our financial performance. We believe their presentation provides useful information to investors in assessing our financial condition and results of operations. However, these presentations are not made in accordance with GAAP. The GAAP measure most directly comparable to adjusted EBITDA and distributable cash flow is net income. Since adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, diminishing their utility. Adjusted EBITDA and distributable cash flow should not be considered in isolation or as alternatives to net income or any other measure of financial performance presented in accordance with GAAP to analyze our financial performance and operating results.

The following table presents reconciliations of net income to adjusted EBITDA, and net income to distributable cash flow, for the three and nine months ended September 30, 2017 and 2016 (unaudited, dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$14,466	$14,199	$42,528	$40,363
Interest expense	1,412	501	3,941	1,295
Income tax expense	43	52	135	304
Depreciation and amortization	1,280	1,515	3,781	4,220
MVC adjustments (1)	(828)	-	182	-
Transaction costs	-	490	-	486
Unit-based compensation expense	40	60	159	82
Adjusted EBITDA	16,413	16,817	50,726	46,750
Less:
Interest paid or payable	1,412	501	3,941	1,295
Income taxes paid or payable	43	53	135	308
Maintenance capital expenditures	18	77	182	252
Distributable cash flow	$14,940	$16,186	$46,468	44,895

Distributions declared (2)	$14,932	$13,629	$43,818	40,069

Coverage ratio	1.00x	1.19x	1.06x	1.12x

(1) Adjustments related to the storage and throughput quarterly minimum volume commitments.

(2) Includes distributions declared for the periods indicated. The distributions declared for each quarter are paid during the following quarter.

Recent Developments

On July 11, 2017, the partnership contributed $1.3 million to NLR Energy Logistics LLC, a 50/50 joint venture with Delek Renewables LLC, which was formed in February 2017, to build an ethanol unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. The partnership and Delek Renewables LLC have equal board representation and voting rights in the joint venture. Construction of the terminal is expected to be completed during the first quarter of 2018 at a total cost of approximately $7.0 million.

On June 13, 2016, our parent formed a 50/50 joint venture to construct and operate an intermodal export and import fuels terminal at Jefferson Gulf Coast Energy Partners’ existing Beaumont, Texas terminal. Phase I development of the joint venture is expected to be completed during the fourth quarter of 2017.  Green Plains will offer its interest in the joint venture to the partnership once commercial development is completed.

Comparability of our Financial Results

The following discussion reflects the results of the partnership for the three and nine months ended September 30, 2017 and 2016.

On January 1, 2016, we acquired the ethanol storage and certain leased railcar assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities from our sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by our sponsor, on October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively. Revenues and expenses related to these assets are included in the operating results of the partnership for the three and nine months ended September 30, 2017 and 2016.

On September 23, 2016, we acquired ethanol storage assets located in Madison, Illinois; Mount Vernon, Indiana and York, Nebraska related to three ethanol plants, which occurred concurrently with the acquisition of these facilities by Green Plains from subsidiaries of Abengoa S.A. The transaction was accounted for as a transfer between entities under common control and the assets were recognized at the preliminary value recorded in Green Plains’ purchase accounting. No retroactive adjustments were required. Revenue and expenses related to these assets are included in the operating results of the partnership for the three and nine months ended September 30, 2017 and 2016.

In accordance with GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer and the prior period financial statements of the transferee are recast for all periods the transferred operations were part of the parent’s consolidated financial statements.

Selected Financial Information and Operating Data

The following table reflects selected financial information (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,

	2017	2016	% Var.	2017	2016	% Var.
Revenues
Storage and throughput services	$15,416	$14,633	5.4%	$45,695	$40,954	11.6%
Terminal services	2,688	3,048	(11.8)	8,716	8,893	(2.0)
Railcar transportation services	7,384	7,888	(6.4)	22,169	23,562	(5.9)
Other	961	636	51.1	2,163	2,078	4.1
Total revenues	26,449	26,205	0.9	78,743	75,487	4.3
Operating expenses
Operations and maintenance	8,346	8,564	(2.5)	25,161	25,713	(2.1)
Selling, general and administrative	922	1,395	(33.9)	3,258	3,654	(10.8)
Depreciation and amortization	1,280	1,515	(15.5)	3,781	4,220	(10.4)
Total operating expenses	10,548	11,474	(8.1)	32,200	33,587	(4.1)
Operating income	$15,901	$14,731	7.9%	$46,543	$41,900	11.1%

The following table reflects selected operating data (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Var.	2017	2016	% Var.
Product volumes (mmg)
Storage and throughput services	308.3	292.7	5.3%	913.9	819.1	11.6%

Terminal services:
Affiliate	33.1	30.6	8.2	124.5	89.5	39.1
Non-affiliate	38.8	49.5	(21.6)	99.3	141.1	(29.6)
	71.9	80.1	(10.2)	223.8	230.6	(2.9)

Railcar capacity billed (daily avg.)	95.1	79.2	20.1	91.9	76.4	20.3

Three Months Ended September 30, 2017, Compared with the Three Months Ended September 30, 2016

Consolidated revenues increased $0.2 million for the three months ended September 30, 2017, compared with the same period for 2016. Revenues generated from our storage and throughput agreement with Green Plains Trade increased $0.8 million primarily due to higher throughput volumes related to ethanol storage assets acquired in September 2016. Other revenue increased $0.3 million due to expansion of our truck fleet.  These increases were partially offset by revenues generated from our rail transportation services agreement with Green Plains Trade, which decreased $0.5 million due to lower average rates charged for railcar volumetric capacity provided, and revenues generated from our terminal services agreements, which decreased $0.4 million due to lower throughput volumes at our Birmingham facility and other terminals.

Operations and maintenance expenses decreased $0.2 million for the three months ended September 30, 2017, compared with the same period for 2016, primarily due to a decrease in railcar lease expense of $0.5 million,  partially offset by an increase in repairs and maintenance expense of $0.2 million and an additional $0.1 million allocated by our parent under the secondment agreement.

Selling, general and administrative expenses decreased $0.5 million for the three months ended September 30, 2017, compared with the same period for 2016, primarily due to transaction and administrative costs associated with the acquisition of ethanol storage assets incurred during the same quarter last year.

Distributable cash flow decreased $1.2 million for the three months ended September 30, 2017, compared with the same period for 2016 due to a $0.9 million increase in interest expense related to borrowings associated with the September 2016 acquisition of ethanol storage assets, as well as a credit of $0.8 million provided to Green Plains Trade for volume throughput in excess of the MVC during the three months ended September 30, 2017, offset by a decrease in transaction costs of $0.5 million.

Nine Months Ended September 30, 2017, Compared with the Nine Months Ended September 30, 2016

Consolidated revenues increased $3.3 million for the nine months ended September 30, 2017, compared with the same period for 2016. Revenues generated from our storage and throughput agreement with Green Plains Trade increased $4.7 million primarily due to higher throughput volumes related to ethanol storage assets acquired in September 2016.  Other revenue increased $0.1 million due to incremental third party trucking business. These increases were partially offset by revenues generated from our rail transportation services agreement with Green Plains Trade, which decreased $1.4 million due to lower average rates charged for the railcar volumetric capacity provided, and decreased revenues generated from our terminal services agreements of $0.2 million due to lower throughput volumes at our Birmingham facility and other terminals.

Operations and maintenance expenses decreased $0.6 million for the nine months ended September 30, 2017, compared with the same period for 2016, primarily due to a decrease in railcar lease expense of $1.4 million, offset by an increase in repairs and maintenance expense of $0.4 million and an additional $0.4 million allocated by our parent under the secondment agreement.

Selling, general and administrative expenses decreased $0.4 million for the nine months ended September 30, 2017, compared with the same period for 2016, primarily due to a decrease of $0.5 million in transaction costs associated with the acquisition of ethanol storage assets incurred during the same quarter last year, offset by an increase in administrative costs of $0.1 million.

Distributable cash flow increased $1.6 million for the nine months ended September 30, 2017, compared with the same period for 2016 as a result of increased net income primarily generated by the ethanol storage assets acquired in 2016, and decreased transaction costs of $0.5 million, offset by a $2.6 million increase in interest expense related to borrowings associated with the September 2016 acquisition of ethanol storage assets.

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

At September 30, 2017, we had $0.3 million of cash and cash equivalents and $26.0 million available under our revolving credit facility.

Net cash provided by operating activities was $45.7 million for the nine months ended September 30, 2017, compared with net cash provided by operating activities of $46.2 million for the nine months ended September 30, 2016. Decreased cash flows from operating activities resulted primarily from changes in working capital. Net cash used by investing activities was $3.2 million for the nine months ended September 30, 2017, compared to net cash used by investing activities of $152.8 million for the nine months ended September 30, 2016, primarily due to the acquisitions of ethanol storage and leased railcar assets in 2016. Net cash used by financing activities was $42.8 million for the nine months ended September 30, 2017,  due to quarterly cash distributions, compared with net cash provided by financing activities of $91.5 million for the nine months ended September 30, 2016, primarily due to additional net borrowings on the revolving credit facility, partially offset by quarterly cash distributions.

We also incurred capital expenditures of $1.9 million for the nine months ended September 30, 2017, of which $0.2 million was related to maintenance capital expenditures and $1.7 million was related to expansion of our truck and tanker fleet.  We do not expect significant capital spending for the remainder of 2017.  We expect our additional equity investments related to the NLR Energy Logistics joint venture to be approximately $1.5 million in the fourth quarter of 2017 and $0.7 million in the first quarter of 2018.

Revolving Credit Facility

Green Plains Operating Company has a $155.0 million secured revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes as of September 30, 2017. The facility can be increased by up to $100.0 million without the consent of the lenders. The facility matures on July 1, 2020. At September 30, 2017, the outstanding principal balance was $129.0 million with an average interest rate of 3.74%.

On October 27, 2017, the partnership upsized the revolving credit facility by $40 million, from $155 million to $195 million, accessing a portion of the $100 million incremental commitment in place on the facility. For more information related to our debt, see Note 3 – Debt to the consolidated financial statements in this report.

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

On August 11 2017, the partnership distributed $14.6 million to unitholders of record as of August 4, 2017, related to the quarterly cash distribution of $0.45 per unit that was declared on April 20, 2017, for the quarter ended June 30, 2017.

On October 19, 2017, the board of directors of the general partner declared a quarterly cash distribution of $0.46 per unit, or approximately $14.9 million, for the quarter ended September 30, 2017. The distribution will be paid on November 10, 2017, to unitholders of record as of November 3, 2017.

Contractual Obligations

Our contractual obligations as of September 30, 2017, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$137,100	$-	$129,166	$1,339	$6,595
Interest and fees on debt obligations (2)	14,365	5,023	8,813	173	356
Operating leases (3)	52,382	19,555	23,624	8,610	593
Service agreements (4)	3,093	1,201	1,643	249	-
Other (5)	4,976	999	630	1,402	1,945
Total contractual obligations	$211,916	$26,778	$163,876	$11,773	$9,489

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

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates. At September 30, 2017, we had $129.0 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $482 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

On July 5, 2017, the EPA proposed maintaining the RVOs for conventional ethanol at 15.0 billion gallons while lowering the volume obligations for advanced alternatives, reducing the overall biofuel target to 19.24 billion gallons for 2018. On September 26, 2017, the EPA issued a Notice of Data Availability for comment, proposing to further reduce the 2018 advanced biofuel volume requirement by 315 mmg, to 3.77 billion gallons, and the total renewable fuel requirement to 18.77 billion gallons, leaving conventional ethanol at 15.0 billion gallons. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed RVOs are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS II and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2017, in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders, and importers to meet the statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address. We believe this decision will benefit the industry overall, with the EPA's waiver analysis now limited to supply considerations only, and expect the primary impact will be on the RINs market.

On October 19, 2017, the EPA Administrator reiterated his commitment to the text and spirit of the RFS II. In a letter to seven Senators from the Midwestern states, he stated the EPA will meet the November 30, 2017, deadline for issuing RVOs and the EPA’s preliminary analysis suggests that final RVOs should be set at amounts at or greater than those provided on July 5, 2017. Moreover, the EPA is actively exploring its authority to issue an RVP waiver and will be pursuing action on RINs involving ethanol exports.

On October 25, 2017, the Master Limited Partnership Parity Act was introduced in the Senate and House of Representatives (H.R. 4118), proposing to expand the definition of qualified sources of income to include clean energy resources, such as ethanol production, and infrastructure projects by publicly traded partnerships. Currently, qualifying income includes the transportation and storage of ethanol and certain specific alternative fuels.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Revolving Credit Facility Upsizing

On October 27, 2017, the partnership upsized its revolving credit facility by $40 million, from $155 million to $195 million, accessing a portion of the $100 million incremental commitment in place on the facility. The credit increase is in accordance with the Incremental Joinder Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Incremental Joinder Agreement, dated October 27, 2017, among Green Plains Operating Company LLC and Bank of America, as Administrative
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: November 2, 2017 Date: November 2, 2017

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:   /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:   /s/ John W. Neppl                                   _

John W. Neppl
Chief Financial Officer

(Principal Financial Officer)