Form 10-K
period 2017-12-31
Green Plains Partners LP
filed 2018-02-14
CIK 1635650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

☐ Yes   ☒ No

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2017, based upon the last sale price of the common units on such date, was approximately $294.4 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.

As of February 7, 2018, the registrant had 15,922,207 common units and 15,889,642 subordinated units outstanding.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this annual report are defined as follows:

Green Plains Partners LP and Subsidiaries:

z
Birmingham BioEnergy	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Green Plains Ethanol Storage	Green Plains Ethanol Storage LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Trucking II	Green Plains Trucking II LLC
MLP predecessor	BlendStar LLC and its subsidiaries, and the assets, liabilities and results of operations of the ethanol storage and leased railcar assets contributed by Green Plains

Green Plains Inc. and Subsidiaries:

Green Plains; our parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings	Green Plains Holdings LLC; our general partner
Green Plains Obion	Green Plains Obion LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Trucking	Green Plains Trucking LLC

Other Defined Terms:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
BNSF	BNSF Railway Company
CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
Clean Water Act	Water Pollution Control Act of 1972
CSX	CSX Transportation, Inc.
DOT	U.S. Department of Transportation
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
EVWR	Evansville Western Railway, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FRA	Federal Railroad Administration
GAAP	U.S. Generally Accepted Accounting Principles
ILUC	Indirect land usage charge
IPO	Initial public offering of Green Plains Partners LP
IRA	Individual retirement account
IRS	Internal Revenue Service
JOBS Act	Jumpstart Our Business Startups Act of 2012
KCS	Kansas City Southern Railway Company
LCFS	Low Carbon Fuel Standard
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
Mmgy	Million gallons per year
MTBE	Methyl tertiary-butyl ether

Nasdaq	The Nasdaq Global Market
NEO	Named executive officer
NMTC	New markets tax credits
OSHA	U.S. Occupational Safety and Health Administration
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
PHMSA	Pipeline and Hazardous Materials Safety Administration
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
Securities Act	Securities Act of 1933
SEC	Securities and Exchange Commission
U.S.	United States
USDA	U.S. Department of Agriculture

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

Formation and Initial Public Offering and Subsequent Drop Downs

We are a master limited partnership formed by our parent on March 2, 2015. On July 1, 2015, we completed our IPO of 11,500,000 common units representing limited partner interests. Our common units are traded under the symbol “GPP” on Nasdaq. After completing the IPO, in addition to the interests of BlendStar, we obtained the ethanol storage and leased railcar assets and liabilities, previously owned and operated by our parent, in a transfer between entities under common control.

On January 1, 2016, we acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities from our sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by our sponsor, on October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively. There were no revenues related to these assets for periods before January 1, 2016, when the amendments to our commercial agreements related to the drop down became effective.

On September 23, 2016, we acquired the ethanol storage assets located in Madison, Illinois, Mount Vernon, Indiana and York, Nebraska related to three ethanol plants, which occurred concurrently with the acquisition of these facilities by Green Plains from subsidiaries of Abengoa S.A. The transaction was accounted for as a transfer between entities under common control and the assets were recognized at the preliminary value recorded in Green Plains’ purchase accounting. No retroactive adjustments were required.

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

Our parent owns a 62.5% limited partner interest in us, consisting of 4,389,642 common units and 15,889,642 subordinated units, a 2.0% general partner interest and all of our incentive distribution rights. The public owns the remaining 35.5% limited partner interest. The following diagram depicts our simplified organizational structure at December 31, 2017:

Green Plains Inc.
(NASDAQ: GPRE)
(Our Parent)
100% ownership interest
Green Plains Holdings LLC
(our General Partner)
Incentive Distribution Rights
62.5% limited partner interest
(4.4 million common units +
15.9 million subordinated units)
Public Unitholders
2% general partner interest
35.5% limited partner interest
(11.5 million common units)
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

We own or lease 39 ethanol storage facilities and approximately 61 acres of land. Our storage tanks are located at or near our parent’s 17 ethanol production plants in Indiana, Illinois, Iowa, Michigan, Minnesota, Nebraska, Tennessee, Texas and Virginia.

Our ethanol storage tanks have combined storage capacity of 38.6 mmg and aggregate throughput capacity sufficient for our parent’s current production capacity of 1,487 mmgy. For the year ended December 31, 2017,  our parent operated its ethanol production facilities at an average daily production capacity of approximately 85% resulting in ethanol storage and throughput of 1,249 mmgy. The following table presents additional ethanol production plant details by location:

Plant Location	Initial Operation or Acquisition Date	Major Rail Line Access	Plant Production Capacity (mmgy)	On-Site Ethanol Storage Capacity (thousands of gallons)
Atkinson, Nebraska	June 2013	BNSF	55	2,074
Bluffton, Indiana	Sept. 2008	Norfolk Southern	120	3,000
Central City, Nebraska	July 2009	Union Pacific	116	2,250
Fairmont, Minnesota	Nov. 2013	Union Pacific	119	3,124
Hereford, Texas	Nov. 2015	BNSF	100	4,406
Hopewell, Virginia	Oct. 2015	Norfolk Southern	60	761
Lakota, Iowa	Oct. 2010	Union Pacific	124	2,500
Madison, Illinois	Sept. 2016	Port Harbor	90	2,855
Mount Vernon, Indiana	Sept. 2016	EVWR	90	2,855
Obion, Tennessee	Nov. 2008	Canadian National	120	3,000
Ord, Nebraska	July 2009	Union Pacific	65	1,550
Otter Tail, Minnesota	Mar. 2011	BNSF	55	2,000
Riga, Michigan	Oct. 2010	Norfolk Southern	60	1,239
Shenandoah, Iowa	Aug. 2007	BNSF	82	1,524
Superior, Iowa	July 2008	Union Pacific	60	1,238
Wood River, Nebraska	Nov. 2013	Union Pacific	121	3,124
York, Nebraska	Sept. 2016	BNSF	50	1,100
Total			1,487	38,600

Terminal and Distribution Services.  We own and operate eight fuel terminals in Alabama, Arkansas, Louisiana, Mississippi, Kentucky, Tennessee and Oklahoma with combined total storage capacity of approximately 7.4 mmg and access to major rail lines. We also own approximately five acres of land and lease approximately 19 acres of land where our fuel terminals are located. Ethanol and other products are transported to our terminals primarily by rail, and shipped from our terminals by truck to third parties, including refiners, blenders and other obligated and non-obligated parties.  For the year ended December 31, 2017, the aggregate throughput at these facilities was approximately 293.3 mmg.

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

Transportation and Delivery.  Ethanol deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads or barge delivery to national or international ports. Our railcar volumetric capacity is used to transport product primarily from our ethanol storage facilities and third-party production facilities to other fuel terminals, including our own, international export terminals and refineries located throughout the United States.  Currently, our leased railcar fleet consists of approximately 3,500 railcars with an aggregate capacity of 105.0 mmg. We expect our railcar volumetric capacity to fluctuate over the normal course of business as our existing railcar leases expire and we enter into or acquire new railcar leases.

We also own and operate a fleet of 14 trucks and tankers that transport ethanol and other products. Five additional trucks and tankers are on order and expected to be operational in the second quarter of 2018.

Segments

Our operations consist of one reportable segment and are conducted solely in the U.S. See Item 8  - Financial Statements and Supplementary Data for financial information about our operations and assets.

Our Relationship with Green Plains

Our parent is a diversified commodity processor with operations related to ethanol production, grain handling and storage, cattle feedlots, food ingredients, and commodity marketing and logistics services. The company is the second largest consolidated owner of ethanol production facilities in North America with 17 dry mill plants, with the capacity to produce approximately 1.5 billion gallons of ethanol per year.

We benefit significantly from our relationship with our parent. Our assets are the principal method of storing and delivering the ethanol our parent produces. Our commercial agreements with Green Plains Trade account for a substantial portion of our revenues.

Our parent has a majority interest in us through the ownership of our general partner and a  62.5% limited partner interest, as well as all of our incentive distribution rights. We believe our parent will continue to support the successful execution of our business strategies given its significant ownership in us and the importance of our assets to Green Plains’ operations.

We have entered into several agreements with our parent, which were established in conjunction with the IPO, including: an omnibus agreement; a contribution, conveyance and assumption agreement; an operational services and secondment agreement; and various commercial agreements described below. For additional information, please refer to Note 3 – Initial Public Offering to the consolidated financial statements included in this report. For all material agreements and subsequent amendments required to be filed, please refer to Item 15 – Exhibits, Financial Statement Schedules.

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

Minimum Volume Commitments.    Our storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. Our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay us fees for these minimum commitments regardless of actual throughput volume, capacity used, or the amount of product tendered for transport, which is intended to provide some assurance that we will receive a certain amount of revenue during the terms of these agreements.  These arrangements are intended to provide stable and predictable cash flows over time.

Storage and Throughput Agreement.  Under our storage and throughput agreement, as amended, Green Plains Trade is obligated to throughput a minimum of 296.6 mmg of product  per calendar quarter at our storage facilities.  In addition, Green Plains Trade is obligated to pay $0.05 per gallon on all throughput volumes, subject to an inflation escalator based on the producer price index following the last day of the primary term’s fifth year. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, the partnership will charge Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. During the three months ended June 30, 2017, the partnership charged Green Plains Trade a deficiency payment of $1.0 million related to the minimum volume commitment, which was recorded as unearned revenue as of June 30, 2017.  During the period July 1, 2017 through December 31, 2017, Green Plains Trade exceeded the minimum volume commitments and recovered the entire credit of $1.0 million. At December 31, 2017, the remaining primary term of our storage and throughput agreement was 7.5 years. The storage and throughput agreement will automatically renew for successive one-year terms unless either party provides written notice of its intent to terminate the agreement at least 360 days prior to the end of the remaining primary or renewal term.

Terminal Services Agreement.  Under our terminal services agreement for the Birmingham facility, effective January 1, 2017 through December 31, 2019, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 2.8 mmg per month of ethanol and other fuels, equivalent to 33.2 mmgy, and pay associated throughput fees, as well as fees for ancillary services. The agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 90 days prior to the end of the remaining primary or renewal term. Several of our other terminal services agreements with Green Plains Trade and third parties also contain minimum volume commitments with various remaining terms.

Rail Transportation Service Agreement.  Under our rail transportation services agreement, as amended, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points and pay an average monthly fee of approximately $ 0.0205 per gallon for all railcar volumetric capacity provided over the remaining life of the agreement. The minimum railcar capacity commitment we provide to Green Plains Trade for our leased railcar fleet is currently 105.0 mmg and the weighted average remaining term of all railcar lease agreements is 3.8 years. At December 31, 2017, the remaining term of our rail transportation services agreement was 7.5 years. The rail transportation services agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 360 days prior to the end of the remaining primary or renewal term.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade and pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

We lease our railcars from third parties under multiple operating lease agreements with various terms. The minimum take-or-pay capacity commitment under the rail transportation services agreement is closely aligned with our existing railcar lease agreements. As a result, when current railcar lease agreements expire, the volumetric capacity provided under the rail transportation services agreement declines accordingly. We enter new lease agreements to replace scheduled capacity reductions under the rail transportation services agreement or provide incremental capacity as requested by Green Plains Trade. We do not speculate on capacity by leasing additional railcars that are not covered by the rail transportation services agreement.

Trucking Transportation Agreement.    Under our trucking transportation agreement, Green Plains Trade pays us to transport ethanol and other fuels by truck from identified receipt points to various delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate amount of product volume transported in a calendar month multiplied by the applicable rate for each truck lane, which is defined as a specific route between point of origin and point of destination. Rates for each truck lane are negotiated based on product, location, mileage and other factors, including competitive factors. At December 31, 2017, the remaining term of our trucking transportation agreement was five months. The trucking transportation agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 30 days prior to the end of the remaining primary or renewal term.

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

Advantageous Relationship with Our Parent.  Our assets are the principal method of storing and delivering the ethanol our parent produces, and the related agreements with Green Plains Trade include minimum volume or take-or-pay capacity commitments. Furthermore, as general partner and owner of a 62.5% limited partner interest in us, as well as all of our incentive distribution rights, our parent directly benefits from our growth, which provides an incentive to pursue projects that directly or indirectly enhance the value of our business and assets. This can be accomplished through organic expansion, accretive acquisitions or the development of downstream distribution services. Under the omnibus agreement, we are granted the right of first offer, for a period of five years from the date of the IPO, on any ethanol storage asset, fuel terminal facility or transportation asset our parent owns, constructs, acquires or decides to sell.

Quality Assets.  Our portfolio of assets has an expected remaining weighted average useful life of over 20 years. Our ethanol storage and fuel terminal assets are strategically located in fifteen states near major rail lines and barge service,  which minimizes our exposure to weather-related downtime and transportation congestion and enables access to markets across the United States. Given the nature of our assets, we expect to incur only modest maintenance-related expenses and capital expenditures in the near future.

Financial Strength and Flexibility.  Our borrowing capacity and ability to access debt and equity capital markets provide financial flexibility necessary to achieve our organic and acquisition growth strategies.

Proven Management Team.  Each member of our senior management team is an employee of our parent who also devotes time to manage our business affairs. We believe the commercial, operational and financial expertise of our senior management team, which averages approximately 25 years of industry experience, allows us to successfully execute our business strategies.

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

Grow Organically.  We will collaborate with our parent and other potential third parties to identify opportunities to develop and construct assets that provide us long-term returns on our investments. Plant expansion that increases our parent’s production capacity also increases the annual throughput volumes at our facilities. Capital expenditures associated with expansion are minimal since our ethanol storage facilities have available capacity to accommodate volume growth.

Acquire Strategic Assets.  We intend to pursue strategic acquisitions independently and jointly with our parent to grow our business. Our parent has a proven history of identifying, acquiring and integrating assets that are accretive to its business. Under the omnibus agreement, we have a right of first offer, for a period of five years from the date of the IPO, on any fuel storage, terminal or transportation asset our parent owns, constructs, acquires or decides to sell. In addition, we intend to continually monitor the marketplace to identify and pursue assets that complement or diversify our existing operations, including fuel storage and terminal assets in close proximity to our existing asset base.

Development of Downstream Distribution Services.  We will continue to use our logistical capabilities and expertise to further develop downstream ethanol distribution services that leverage the strategic locations of our ethanol storage and fuel terminal facilities.

Conduct Safe, Reliable and Efficient Operations.    We are committed to maintaining safe, reliable and environmentally compliant operations and conduct routine inspections of our assets in accordance with applicable laws and regulations. We seek to improve our operating performance through preventive maintenance, employee training, and safety and development programs.

Recent Developments

The following is a summary of our significant developments during 2017. Additional information about these items can be found elsewhere in this report or in previous reports filed with the SEC.

In February 2017, the partnership formed NLR Energy Logistics LLC, a 50/50 joint venture with Delek Renewables LLC, to build an ethanol unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. The partnership and Delek Renewables LLC have equal board representation and voting rights in the joint venture. During the second half of 2017, the partnership contributed a total of $2.2 million to the joint venture. Construction of the terminal is expected to be completed during the first quarter of 2018 at a total cost of approximately $7.0 million.

On October 27, 2017, the partnership upsized its revolving credit facility by $40.0 million, from $155.0 million to $195.0 million, accessing a portion of the $100.0 million accordion in place on the facility.

During the fourth quarter of 2017, commercial development of the JGP Energy Partners intermodal import and export fuels terminal in Beaumont, Texas was completed, with storage capacity of 550 thousand barrels to support various export and domestic grades of ethanol. On December 4, 2017, the first ethanol shipment departed from the terminal. Our parent formed the 50/50 joint venture to construct the terminal in June 2016 with Jefferson Ethanol Holdings LLC, a subsidiary of Fortress Transportation and Infrastructure Investors LLC. Per the omnibus agreement between Green Plains and the partnership, Green Plains will offer its interest in the joint venture to the partnership no later than six months after the completion of construction.

Our Competition

Our contractual relationship with Green Plains Trade and the integrated nature of our storage tanks with our parent’s production facilities minimizes potential competition for storage and distribution services provided under our commercial agreements from other third-party operators.

We compete with independent fuel terminal operators and major fuel producers for terminal services based on terminal location, services provided, safety and cost. While there are numerous fuel producers and distributors that own terminal operations similar to ours, they often are not focused on providing services to third parties. Independent operators are often located near key distribution points with cost advantages that provide more efficient services and distribution capabilities into strategic markets with a variety of transportation options. Companies often rely on independent operators when their own storage facilities cannot manage their volumes or throughput adequately due to lack of expertise, market congestion, size constraints, optionality or the nature of the materials being stored.

We believe we are well-positioned to compete effectively in a growing market due to our expertise managing third-party terminal services and logistics. We are a low-cost operator, focused on safety and efficiency, and capable of managing the needs of multiple constituencies across geographical markets. While the competitiveness of our services may be impacted by competition from new entrants, transportation constraints, industry production levels and related storage needs, we believe there are significant barriers to entry that partially mitigate these risks, including significant capital costs, execution risk, complex permitting requirements, development cycle, financial and working capital constraints, expertise and experience, and ability to effectively capture strategic assets or locations.

Seasonality

Our business is directly affected by the supply and demand for ethanol and other fuels in the markets served by our assets. However, the effects of seasonality on our revenues are substantially mitigated through our fee-based commercial agreements with Green Plains Trade, which include minimum volume or take-or-pay capacity commitments.

Major Customer

We are highly dependent on Green Plains Trade and anticipate deriving a substantial portion of our revenues from them in the foreseeable future. Revenues from Green Plains Trade totaled approximately $100.8 million, or 94.2%,  $95.5 million, or 92.0%, and $42.5 million, or 83.5% of our consolidated revenues, during years ended December 31, 2017, 2016 and 2015, respectively.  Accordingly, we are indirectly subject to the business risks of Green Plains Trade and any development that materially and adversely affects its operations, financial condition or market reputation. For additional information, please refer to Risk Factors—Risks Related to Our Business and Industry and Risks Related to an Investment in Us.

Regulatory Matters

Government Ethanol Programs and Policies

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. In the United States, the federal government mandates the use of renewable fuels under RFS II. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment.

RFS II has been a driving factor in the growth of ethanol usage in the United States. When RFS II was established in October 2010, the required volume of renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On November 30, 2017, the EPA announced the final 2018 renewable volume obligations for conventional ethanol, which met the 15.0-billion-gallon congressional target.

According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2018 is the first year the total proposed RVOs are more than 20% below statutory volumes levels. Thus, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the 2019 RVOs continue to be more than 20% below the statutory levels, and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2017, the EPA denied a petition to change the point of obligation under RFS II to the obligated parties that own the gasoline before it is sold.

See further discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Environmental and Other Regulation

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

See further discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees

We do not have any direct employees. We are managed and operated by the executive officers of our general partner, who are also officers of our parent, and our general partner’s board of directors. Our general partner and its affiliates have approximately 45 full-time equivalent employees under its direct management and supervision supporting our operations.

In addition, we have entered into service agreements with unaffiliated third-parties to provide railcar unloading and terminal services for several of our terminal facilities. Under these service agreements,  the third parties are responsible for providing the personnel necessary to perform various railcar unloading and terminal services.  The third parties are considered independent contractors and none of their employees or contractors are considered employees, representatives or agents of the partnership.

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

We entered into a storage and throughput agreement and two transportation services agreements with Green Plains Trade in connection with the IPO. Green Plains Trade’s obligations under such commercial agreements are guaranteed by our parent. Additionally, we assumed all of BlendStar’s terminal services agreements with Green Plains Trade. The services we provide under commercial agreements with Green Plains Trade account for a substantial portion of our revenues for the foreseeable future. Therefore, we are subject to risk of nonpayment or nonperformance by Green Plains Trade and our parent under the commercial agreements. Any event, whether related to our operations or otherwise, that materially and adversely affects Green Plains Trade’s or our parent’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the following operational and business risks of our parent and its subsidiaries (including Green Plains Trade), among others:

•	the price volatility of corn, natural gas, ethanol, distillers grains, corn oil, crude oil, cattle and vinegar and our parent’s ability to manage the spread among the prices for such commodities;
•	our parent’s risk management strategies, including hedging transactions that may limit its gain and expose it to other risks;
•	Green Plains Trade’s liquidity could be materially and adversely affected if third parties are unable to make payments for their sales;
•	the ethanol industry’s dependency on government usage mandates for blending ethanol with gasoline which influences ethanol production and ethanol prices;
•	our parent’s indebtedness may limit its ability to obtain additional financing, and our parent may also face difficulties complying with the terms of its debt agreements;
•	covenants and events of default in our parent’s debt agreements could limit its ability to undertake certain types of transactions and adversely affect its liquidity;
•	our parent has capital needs and planned and unplanned maintenance expenses for which its internally generated cash flows and other sources of liquidity may not be adequate;
•	the dangers inherent in our parent’s operations could cause disruptions and could expose our parent to potentially significant losses, costs or liabilities;
•	environmental risks, incidents and violations that could give rise to material remediation costs, fines and other liabilities;
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

Ethanol production, storage and transportation, and marketing is highly competitive. In the United States, our parent competes with farmer cooperatives, corn processors and refiners. Our parent is among the five largest producers in the United States that have combined capacity of 7.1 bgy, or 44% of all domestic production as of January 23, 2018. Nearly half of the 212 ethanol plants in the United States are stand-alone entities that produce 5.4 billion gallons, or 34% of all domestic production. If our parent’s competitors consolidate or otherwise grow, our parent’s business may be significantly and adversely affected. There is also risk of foreign competition. Foreign producers, including Brazil, which is the second largest ethanol producer in the world, may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than our parent.

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

Our parent may change the focus of its operations by developing new facilities, suspending or reducing certain operations, modifying or closing facilities or terminating operations. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Our parent actively manages its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future. No such changes will be subject to our consent.

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

Our financial performance is substantially dependent on our parent’s ethanol production plants.

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

All of our commercial agreements with Green Plains Trade include provisions that permit Green Plains Trade to suspend, reduce or terminate its obligations under the agreements if certain events occur. Under all of our commercial agreements, these events include a material breach of such agreements by us, the occurrence of certain force majeure events that would prevent Green Plains Trade or us from performing our respective obligations under the applicable commercial agreement and the minimum commitment, if any, not being available to Green Plains Trade for reasons outside of its control.

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

Accordingly, under the commercial agreements, there are a broad range of events that could result in our no longer being required to store, throughput or transport Green Plains Trade’s minimum commitments and Green Plains Trade no longer being required to pay the full amount of fees that would have been associated with its minimum commitments. Additionally, we have no control over the business decisions of our parent or Green Plains Trade, and conflicts of interest may arise between our general partner and its affiliates, including our parent and Green Plains Trade, on the one hand, and us and our unitholders, on the other hand. Neither our parent nor Green Plains Trade is required to pursue a business strategy that favors us or utilizes our assets. However, they could elect to decrease ethanol production or shutdown or reconfigure an ethanol production plant. Furthermore, a single event or business decision relating to one of our parent’s ethanol production plants could have an impact on the commercial agreements with us. These actions, as well the other activities described above, could result in a reduction or suspension of Green Plains Trade’s obligations under the commercial agreements. Any such reduction or suspension would have a material adverse effect on our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders.

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

In addition, the remaining term of Green Plains Trade’s obligations under each agreement extends for approximately 7.5 years in the case of the storage and throughput agreement and the rail transportation services agreement, two years in the case of the terminal services agreements that provide for minimum commitments, and five months in the case of the trucking transportation agreement. If, at the end of the remaining primary term, our parent and Green Plains Trade elect not to extend these agreements and, as a result, fail to use our assets and we are unable to generate additional revenues from third parties, our ability to pay cash distributions to our unitholders will be reduced. Furthermore, any renewal of the commercial agreements with Green Plains Trade may not be on favorable commercial terms. For example, depending on prevailing market conditions at the time of contract renewal, Green Plains Trade may desire to enter into contracts under different fee arrangements. To the extent we are unable to renew the commercial agreements with Green Plains Trade on terms that are favorable to us, our revenue and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Green Plains Trade’s minimum take-or-pay capacity commitment will be reduced proportionately as our railcar leases expire if we do not enter into new rail transportation services agreements.

We lease our fleet of railcars from several lessors pursuant to lease agreements with remaining terms ranging from less than one year to approximately five years with a weighted average remaining term of 3.8 years. As our railcar lease agreements expire, the respective volumetric capacity of those expired leases will no longer be subject to the rail transportation services agreement, and Green Plains Trade’s minimum take-or-pay capacity commitment will be reduced proportionately. Of our current leased railcar fleet, 5.7%,  13.5%,  13.9% and 15.3% of the railcar volumetric capacity have terms that expire in the years ended December 31, 2018, 2019, 2020 and 2021, respectively, or approximately 48.4% of our total current railcar volumetric capacity during that time frame. If at the end of the terms under the lease agreements, we do not enter into new commercial arrangements with respect to rail transportation services, our revenues and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Railcars used to transport ethanol and other fuels may need to be retrofitted or replaced to meet new rail safety standards.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. We currently lease approximately 3,500 railcars. On May 1, 2015, the DOT, through PHMSA and FRA, and in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains”. The rule calls for an enhanced tank car standard known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule for retrofitting or replacing older tank cars carrying crude oil and ethanol. The rule also establishes new braking standards that are intended to reduce the severity of accidents and the so-called “pile-up effect”. Under prescribed circumstances, new operational protocols apply including reduced speed, routing requirements and local government notifications. In addition, persons that offer hazardous material for transportation must develop more accurate classification protocols. These regulations will result in upgrades or replacements of our railcars, and may have an adverse effect on our operations as lease costs for railcars may increase over the long term. Our railcars are also subject to federally-mandated tank car requalification, which requires inspection, repairs and upgrades to our current railcar fleet every ten years. Due to these regulatory standards, as well as any potential modifications that may be issued in the future, existing railcars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product. Since we cannot charge our customers for railcars that are out of service, a significant increase in out of service railcars could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions.

Rail logistical problems may delay the delivery of our customers’ products.

Weather related incidents, particularly snow and flooding, can cause increased transit times and result in rail congestion at destinations. In the past, rail delays have caused some ethanol plants to slow or suspend production. Due to the location of our parent’s ethanol production plants, we have not historically been materially affected by these logistical problems. If railroad performance is inadequate, we may face delays in shipping railcars to and from our parent’s ethanol production plants, which may affect our ability to transport product. Rail logistical problems due to circumstances outside of the control or us or our customers could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions.

Government mandates affecting ethanol could change and impact the ethanol market.

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

Our parent’s operations could be adversely impacted by legislation or EPA actions, as set forth below or otherwise, that may reduce the RFS II mandate. Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate, may affect future demand. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS II could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol.

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

On October 19, 2017, the EPA Administrator reiterated his commitment to the text and spirit of the RFS II. In a letter to seven Senators from the Midwestern states, among other topics, he stated the EPA is actively exploring its authority to issue an RVP waiver and will not be pursuing action on RINs involving ethanol exports. Moreover, on November 22, 2017, the EPA issued a Notice of Denial of Petitions for rulemaking to change the RFS point of obligation which resulted in the EPA confirming the point of obligation will not change.

Valero Energy and refining trade group American Fuel and Petrochemical Manufacturers (AFPM) have challenged the EPA’s handling of the U.S. biofuel mandate in separate actions on January 26, 2018. AFPM is asking the D.C. U.S. Court of Appeals to review the EPA’s November 2017 decision to reject proposed changes to the structure of the RFS, including moving the point of obligation from refiners and importers of fuel to fuel blenders. Valero filed two petitions with the same court, one seeking review of the annual Renewable Volume Obligation (RVO) rule set by the EPA for 2018 and 2019, which dictates the volumes of renewable fuels to be blended in the coming years, and a second arguing against the EPA’s December 2017 assertion that the agency has fulfilled its duty to periodically review the RFS as directed by statute.

Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, any changes to RFS II originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol.

Flexible-fuel vehicles, which are designed to run on a mixture of fuels such as E85, receive preferential treatment to meet corporate average fuel economy standards in the form of CAFE credits. Flexible-fuel vehicle credits have been decreasing since 2014 and will be completely phased out by 2020. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, reducing the growth of E85 markets and resulting in lower ethanol prices.

To the extent federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our financial performance.

We may not be able to increase our third-party revenues due to competition and other factors, which could limit our ability to grow and could increase our dependence on our parent.

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

A portion of our strategy to grow our business and increase distributions to our unitholders is dependent on our ability to acquire businesses or assets that increase our cash flows. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of complementary assets by industry participants, including in conjunction with acquisitions by our parent. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to our unitholders. If we are unable to make acquisitions from third parties because we are unable to identify attractive acquisition candidates, negotiate acceptable purchase contracts, obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flows. Any acquisition involves potential risks, including, among other things:

•	inaccurate assumptions about revenues and costs, including synergies;
•	an inability to integrate successfully the businesses or assets we acquire;
•	the assumption of unknown liabilities;
•	limitations on rights to indemnity from the seller;
•	inaccurate assumptions about the overall costs of equity or debt financing;
•	the diversion of management’s attention from other business concerns;
•	unforeseen difficulties operating in new product areas or new geographic areas; and
•	customer or key employee losses at the acquired businesses.

If we consummate any future acquisitions, our capitalization and results of operations may change significantly, and our unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

Our right of first offer to acquire any of our parent’s new ethanol storage assets, fuel terminal facilities or ethanol or transportation fuel assets is subject to risks and uncertainty, and we may ultimately decide not to acquire any of those assets.

Under our omnibus agreement, we are granted a five-year right of first offer from the date of the IPO on any (1) ethanol storage or terminal assets that our parent may acquire or construct in the future, (2) fuel storage or terminal facilities that our parent may acquire or construct in the future, and (3) ethanol and fuel transportation assets that our parent currently owns or may acquire in the future, before selling or transferring any of those assets to any third party. We do not have a current agreement with our parent to purchase any currently owned assets covered by our right of first offer. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, our parent’s willingness to sell such assets, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer. In addition, certain of the assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale. Our decision will not be subject to unitholder approval.

We can provide no assurance that we will be able to consummate any future acquisitions of assets from our parent through our right of first offer. If we are unable to do so, our future growth and ability to increase distributions may be limited. Even if we do consummate such acquisitions that we believe will be accretive, they may in fact result in a decrease in our distributable cash flow per unit as a result of incorrect assumptions, unforeseen consequences, or other external events beyond our control.

Any inability to maintain required regulatory permits may impede or completely prohibit our parent’s and our operations. Additionally, any change in environmental and safety regulations, or violations thereof, may impede our parent’s and our ability to operate our respective businesses successfully.

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

Environmental laws and regulations, both at the federal and state level, are subject to change and changes can be made retroactively. It is possible that more stringent federal or state environmental rules or regulations could be adopted, which could increase our operating costs and expenses. Consequently, even if we and our parent have the proper permits at the present time, each of us may be required to invest or spend considerable resources to comply with future environmental regulations. Furthermore, ongoing operations are governed by OSHA. OSHA regulations may change in a way that increases each of our costs of operations. If any of these events were to occur, they could have a material adverse impact on our operations, cash flows and financial position.

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

Our parent must devote a portion of its cash flows from operating activities to service its indebtedness. A higher level of indebtedness at our parent in the future increases the risk that its subsidiary, Green Plains Trade, may default on its obligations under the commercial agreements with us. Despite its current debt levels, our parent and its subsidiaries may incur additional debt in the future, including secured debt. Our parent and certain of its subsidiaries (including Green Plains Trade) are restricted under the terms of its debt from incurring various types of additional debt, pledging assets, and recapitalizing its debt. In addition, a number of other actions, whether restricted or non-restricted by the debt terms, could diminish our ability to make payments thereunder.

Our parent’s existing and future debt arrangements, as applicable, may limit its ability to, among other things, incur additional indebtedness, make capital expenditures above certain limits, pay dividends or distributions, merge or consolidate, or dispose of substantially all of its assets, and may directly or indirectly impact our operations in a similar manner. Our parent or its subsidiaries are also required to maintain specified financial ratios, including term debt to total term capitalization, minimum cash flow coverage, minimum working capital and minimum net worth. Its term loan agreement requires it to utilize a portion of any excess cash flow generated by operations to prepay the respective term debt. A breach of any of these covenants or requirements could result in a default under its loan agreements. If any of its subsidiaries default, and if such default is not cured or waived, our parent’s lenders could, among other things, accelerate their debt and declare that debt immediately due and payable. If this occurs, our parent may not be able to repay such debt or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable. No assurance can be given that the future operating results of our parent’s subsidiaries will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

Furthermore, our parent granted liens on substantially all of its assets as part of the terms of its outstanding indebtedness. Thus, in the event that our parent were to default under certain of its debt obligations, there is a risk that our parent’s creditors would assert claims against us with respect to our contracts with Green Plains Trade, our parent’s assets, and Green Plains Trade’s ethanol and other product we throughput and handle during the litigation of their claims. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. In the event these claims were successful, Green Plains Trade’s ability to meet its obligations under our commercial agreements and our ability to make distributions and finance our operations could be materially adversely affected.

If rating agencies downgrade our parent’s credit rating, or if disruptions in credit markets were to occur, the cost of debt under its existing financing arrangements, as well as future financing arrangements and borrowings, could increase. Access to capital markets could become unavailable or may only be available under less favorable terms. A downgrade of our parent’s credit ratings may also affect its ability to trade with various commercial counterparties, including us, or cause its counterparties, including us, to require other forms of credit support. In addition, although we do not have any indebtedness rated by any credit rating agency, we may have rated debt in the future. Credit rating agencies will likely consider our parent’s debt ratings when assigning ours because of the significant commercial relationship between our parent and us, and our reliance on our parent for a substantial portion of our revenues. If one or more credit rating agencies were to downgrade the outstanding indebtedness of our parent, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

These federal and state regulations may require our parent to apply for additional permits for its ethanol plants. In order to expand capacity at its ethanol production plants, our parent may have to apply for additional permits, achieve EPA “efficient producer” status under the pathway petition program, install advanced technology, or reduce drying of certain amounts of distillers grains. Our parent may also be required to install carbon dioxide mitigation equipment or take other steps unknown to our parent at this time in order to comply with other future law or regulation. Compliance with future law or regulation of carbon dioxide, or if our parent chooses to expand capacity at certain of its ethanol production plants, compliance with then-current regulation of carbon dioxide, could be costly and may prevent our parent from operating its ethanol production plants as profitably, which may have an adverse impact on their operations, cash flows and financial position.

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

Ethanol is primarily an additive and oxygenate for blended gasoline. Although use of oxygenates is currently mandated, there is always the possibility that a preferred alternative product will emerge and impact the current market. Critics of ethanol blends argue that ethanol decreases fuel economy, causes corrosion of ferrous components and damages fuel pumps. Any alternative oxygenate product would likely be a form of alcohol (like ethanol) or ether (like MTBE). Prior to federal restrictions and ethanol mandates, MTBE was the dominant oxygenate. It is possible that other ether products could enter the market and prove to be environmentally or economically superior to ethanol. It is also possible that alternative biofuel alcohols such as methanol and butanol could evolve into ethanol replacement products.

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

Legislation, including the American Recovery and Reinvestment Act of 2009 and EISA, provides numerous funding opportunities supporting cellulosic ethanol production. In addition, RFS II mandates an increasing level of biofuel production that is not derived from corn. Federal policies suggest a long-term political preference for cellulosic processing using feedstocks such as switch grass, silage, wood chips or other forms of biomass. Cellulosic ethanol may be viewed more favorably since the feedstock is not diverted from food production. In addition, cellulosic ethanol may have a smaller carbon footprint because the feedstock does not require energy-intensive fertilizers or industrial production processes. Several cellulosic ethanol plants are currently under development. While these have had limited success to date, as research and development programs persist, there is risk that cellulosic ethanol could displace corn ethanol. In addition, any replacement of federal mandates from corn-based to cellulosic-based ethanol production may reduce our parent’s, and consequently our, profitability.

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

As of December 31, 2017, there are 11,532,565 publicly traded common units. In addition, our parent owns 4,389,642 common units and 15,889,642 subordinated units, representing an aggregate 62.5% limited partner interest in us. Our unitholders may not be able to resell their common units at or above their purchase price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

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

We are required to disclose changes made in our internal control over financial reporting on a quarterly basis, and we are required to assess the effectiveness of our controls annually. However, for as long as we are an “emerging growth company” under the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and reduced disclosure obligations regarding executive compensation in our periodic reports. We could be an emerging growth company for up to five years from the date of the IPO. Effective internal controls are necessary for us to provide reliable and timely financial reports, prevent fraud and to operate successfully as a publicly traded partnership. We prepare our consolidated financial statements in accordance with GAAP, but our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. Our efforts to develop and maintain our internal controls may not be successful, and we may be unable to maintain effective controls over our financial processes and reporting in the future or to comply with our obligations under Section 404. For example, Section 404 requires us, among other things, to annually review and report on the effectiveness of our internal control over financial reporting. We must comply with Section 404 (except for the requirement for an auditor’s attestation report) for all fiscal years ending on or after December 31, 2016. Any failure to develop, implement or maintain effective internal controls or to improve our internal controls could harm our operating results or cause us to fail to meet our reporting obligations. Even if we conclude that our internal controls over financial reporting are effective, once our independent registered public accounting firm is required to attest to our assessment they may decline to attest or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which was a maximum of 35% at December 31, 2017, decreasing to 21% on January 1, 2018, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the distributable cash flow to our unitholders. Therefore, if we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.

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

There have been substantial changes to the Internal Revenue Code, some of which could have an adverse effect on our unitholders.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017, effective on January 1, 2018. Among other provisions, the new law reduces the federal statutory corporate income tax rate from 35% to 21%. In addition, the new law provides for the simplification and reform of individual income tax rates, enhancement of the standard deduction, and the repeal of personal exemptions. This new law may impact the partnership’s unitholders, depending upon their unique facts and circumstances, and as such we cannot determine whether it will have a positive or negative affect on our unitholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

See Item 1 – Business, Our Assets and Operations for a description of our properties and their utilization. We believe our properties and facilities are adequate for our operations and properly maintained.

Item 3.  Legal Proceedings.

We may be involved in litigation that arises during the ordinary course of business. We are not, however, involved in any material litigation at this time.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 26, 2015, our common units began trading under the symbol “GPP” on Nasdaq.  On July 1, 2015, we completed our IPO of 11,500,000 common units, representing limited partner interests, for $15.00 per common unit. Our parent currently owns 4,389,642 common units and 15,889,642 subordinated units, constituting a 62.5% limited partner ownership interest in us. The following tables reflect intraday high and low sales prices per common unit and cash distributions declared to unitholders for the periods indicated:

	Common Unit Price Range		Quarterly Cash
Year Ended December 31, 2017	High	Low	Distribution Per Unit (2)
Three months ended December 31, 2017 (1)	$20.39	$16.50	$0.4700
Three months ended September 30, 2017	$21.00	$17.85	$0.4600
Three months ended June 30, 2017	$20.75	$17.65	$0.4500
Three months ended March 31, 2017	$21.15	$18.20	$0.4400

	Common Unit Price Range		Quarterly Cash
Year Ended December 31, 2016	High	Low	Distribution Per Unit (2)
Three months ended December 31, 2016	$21.75	$17.05	$0.4300
Three months ended September 30, 2016	$20.41	$15.22	$0.4200
Three months ended June 30, 2016	$16.10	$13.01	$0.4100
Three months ended March 31, 2016	$16.39	$12.41	$0.4050

(1) The closing price of our common units on December 31, 2017,  was $18.70.

(2)  Represents cash distributions applicable to the period the distributions were earned, which are regularly paid during the following quarter.

Holders of Record

We had six holders of record of our common units on December 31, 2017, one of which holds the 11,500,000 outstanding common units held by the public, including those held in street name.

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

	6/15	9/15	12/15	3/16	6/16	9/16	12/16	3/17	6/17	9/17	12/17
Green Plains Partners	$100.00	$88.00	$111.27	$94.68	$112.62	$142.31	$149.95	$155.65	$147.95	$162.69	$154.95
S&P 500 Index	100.00	93.56	100.15	101.50	103.99	108.00	112.13	118.93	122.60	128.10	136.61
Alerian MLP Index	100.00	78.08	79.79	77.05	92.77	93.84	96.32	99.55	95.01	92.89	92.76

The information in the graph is not considered solicitation material, nor will it be filed with the SEC or incorporated by reference into any future filing under the Securities Act or Exchange Act unless we specifically incorporate it by reference into our filing.

Item 6.  Selected Financial Data.

The statement of operations data for the years ended December 31, 2017,  2016 and 2015, and the balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements and should be read together with the accompanying notes included elsewhere in this report.

The statement of operations data for the years ended December 31, 2014 and 2013, and the balance sheet data as of December 31, 2015, 2014 and 2013, are derived from our audited consolidated financial statements that are not included in this report, which describe a number of matters that materially affect the comparability of the periods presented.

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

	Year Ended December 31,
	2017	2016	2015*	2014	2013
Statement of Operations Data:
(in thousands, except per unit information)
Revenues	$106,993	$103,772	$50,937	$12,843	$11,032
Operations and maintenance	33,501	34,211	29,601	26,424	17,854
General and administrative	4,223	4,423	3,114	1,403	1,402
Depreciation and amortization	5,111	5,647	5,828	5,544	3,572
Operating income (loss)	64,158	59,491	12,394	(20,528)	(11,796)
Other expense	(5,171)	(2,462)	(295)	(63)	(719)
Equity investment loss	(11)	-	-	-	-
Net income (loss)	58,867	56,805	16,108	(12,833)	(7,810)
Net loss attributable to MLP predecessor	-	-	(6,628)	(12,833)	(7,810)
Net loss attributable to sponsor	-	-	(273)	-	-
Net income attributable to the partnership	58,867	56,805	23,009	-	-

Earnings per limited partner unit (basic and diluted):
Common units	$1.81	$1.75	$0.71
Subordinated units	$1.81	$1.75	$0.71

Weighted average limited partner units outstanding (basic and diluted):
Common units	15,916	15,904	15,897
Subordinated units	15,890	15,890	15,890

Distribution declared per unit	$1.8200	$1.6650	$0.8025

*Recast to include historical balances of net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

	December 31,
	2017	2016	2015*	2014	2013
Balance Sheet Data (in thousands):
Cash and cash equivalents	$502	$622	$16,385	$5,705	$1,704
Current assets	21,634	22,275	33,919	12,036	7,383
Total assets	92,268	93,776	95,777	79,722	73,129
Long-term debt	134,875	136,927	7,879	7,830	7,784
Total liabilities	155,114	157,942	23,967	12,415	13,878
Partners' capital	(62,846)	(64,166)	71,810	67,307	59,251

*Recast to include historical balances of net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, plus adjustments for transaction costs related to acquisitions or financing transactions, minimum volume commitment deficiency payments, unit-based compensation expense and net gains or losses on asset sales. Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, cash paid or payable for income taxes,  maintenance capital expenditures and equity method investment earnings.

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

The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods presented and a reconciliation of net income to distributable cash flow for the periods since the IPO was completed (dollars in thousands):

	Year Ended December 31,
	2017		2016		2015*
Reconciliations to Non-GAAP Financial Measures:
Net income	$58,867		$56,805		$16,108
Interest expense	5,402		2,545		381
Income tax expense (benefit)	109		224		(4,009)
Depreciation and amortization	5,111		5,647		5,828
Transaction costs	-		351		907
Unit-based compensation expense	219		143		67
Adjusted EBITDA	69,708		65,715		19,282
Adjusted EBITDA attributable to the MLP predecessor	-		-		(7,852)
Adjusted EBITDA attributable to sponsor	-		-		(232)
Adjusted EBITDA attributable to the partnership	69,708		65,715		27,366
Interest paid or payable	(5,402)		(2,545)		(381)
Income taxes paid or payable	(89)		(226)		(67)
Maintenance capital expenditures	(184)		(265)		(148)
Equity investment loss (1)	11		-		-
Distributable cash flow (2)	64,044		62,679		26,770
Distributable cash flow attributable to the MLP predecessor	-		-		54
Distributable cash flow attributable to the partnership	$64,044		$62,679		$26,824

Distributions declared	$59,124	(3)	$54,022	(3)	$26,032	(4)

Coverage ratio	1.08x		1.16x		1.03x

*Recast to include historical results of operations related to net assets acquired in a transfer between entities under common control.

(1) Represents undistributed loss in our equity investment in NLR Energy Logistics LLC.

(2) Distributable cash flow is for periods after the IPO on July 1, 2015.

(3) Represents distributions declared for the applicable period and paid in the subsequent quarter.

(4) Includes distributions declared for the quarters ended September 30, 2015, and December 31, 2015, and paid in the subsequent quarters.

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

Overview

We are a master limited partnership formed by our parent to be its principle provider of fuel storage and transportation services. On July 1, 2015, we completed our IPO, and, in addition to the interests of BlendStar, obtained the assets and liabilities of the ethanol storage and leased railcar assets contributed by our parent in a transfer between entities under common control. We also entered into long-term, fee-based commercial agreements for storage and transportation services with Green Plains Trade, which are supported by minimum volume or take-or-pay capacity commitments.

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

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

Daily ethanol production increased 4% on average to 1.03 million barrels per day in 2017 compared with 0.99 million barrels per day in 2016 due to incremental expansion by existing facilities to optimize production. Weekly refiner and blender input volume, which is linked to consumer gasoline demand, increased 1% year-over-year, helped by the growing number of retail stations offering higher ethanol blends. Increased export volumes only partially offset the difference between increased production and consistent blending volumes year-over-year. As a result, domestic ethanol inventory rose by 3.9 million barrels to 22.6 million barrels at December 31, 2017, compared with the same time last year.

Total domestic ethanol production increased approximately 500 million gallons to 15.8 billion gallons in 2017 from 15.3 billion gallons in 2016, according to the EIA. There were 212 ethanol plants with production capacity of 16.1 bgy as of January 23, 2018, compared with 213 ethanol plants with production capacity of 15.8 bgy one year ago, according to the Renewable Fuels Association.

Ethanol consumption is correlated with consumer gasoline demand, which is projected to increase slightly from the ten-year high of 143.2 billion gallons in 2016, to an estimated 143.3 billion gallons in 2017. Ethanol is used by oil refiners, integrated oil companies and gasoline retailers to reduce vehicle emissions and increase octane levels. Ethanol continues to account for approximately 10% of the U.S. gasoline market in 2017, or an estimated 14.3 billion gallons, up from 14.2 billion gallons in 2016. In 2017, ethanol futures traded at an average discount of $0.14 per gallon to gasoline, positioning ethanol as the most economical oxygenate over Gulf Coast alkylate and reformate substitutes, and the most affordable source of octanes over Gulf Coast 93 and toluene substitutes.

Increased automaker approval, consumer acceptance and availability of higher ethanol blends continue to support domestic demand. Automakers have explicitly approved the use of E15 in nearly 90% of 2018 model year vehicles sold in the United States. In addition, the number of retail stations selling higher ethanol blends tripled in 2017 due to investments in the retail gasoline infrastructure provided by private and public funding.

Global Ethanol Supply and Demand

The United States and Brazil produce 86% of the world’s ethanol supply, according to the USDA Foreign Agriculture Service. Global production increased slightly to 26.7 billion gallons in 2017 from approximately 26.6 billion gallons in 2016 due to increased U.S. production, which made up for reduced volumes from Brazil, according to the EIA. The United States has been the world’s largest producer and consumer of ethanol since 2010. In 2017, approximately 8% of the ethanol produced domestically competed globally with other sources of octane and oxygenates and was marketed and sold worldwide. Global production is expected to increase 10% in the next five years.

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

Overall, the U.S. ethanol industry is producing at levels to meet current domestic and export demand. According to the EIA, U.S. exports were approximately 1.4 billion gallons in 2017, up 31% from 1.0 billion gallons last year. Brazil and Canada remained the two largest export destinations for U.S. ethanol, which accounted for 33% and 24%, respectively, of domestic ethanol export volume. India, the Philippines and South Korea accounted for 13%, 5% and 3%, respectively, of U.S. ethanol exports.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the United States. Ethanol policies are influenced by environmental concerns and an interest in reducing the country’s dependence on foreign oil. When RFS II was established in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in ethanol production and usage of ethanol blends in older vehicles. The EPA met the congressional target for the first time in November 2016 when it set the renewable volume obligations for conventional ethanol at 15.0 billion gallons for 2017. In November 2017, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2018.

The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2018 is the first year the total proposed RVOs are more than 20% below statutory volumes levels. Thus, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the 2019 RVOs continue to be more than 20% below the statutory levels, and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2017, the EPA denied a petition to change the point of obligation under RFS II to the parties that own the gasoline before it is sold.

Consumer acceptance of flex-fuel vehicles and higher ethanol blends are factors that may be necessary before ethanol can achieve significant growth in U.S. market share. CAFE, which was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks, provides a 54% efficiency bonus to flexible-fuel vehicles running on E85, which is sold at more than 3,400 fuel stations in 45 states. According to IHS Automotive, there are nearly 20 million flexible fuel vehicles on U.S. roads today. The number of retail stations selling E15 has tripled during the year to more than 1,300 stations on January 31, 2018, up from 431 stations on December 31, 2016, according to Growth Energy. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold between June and September, even though it exceeds the Reid vapor pressure limitation of nine pounds per square inch. The One-Pound Waiver does not apply to E15, even though it has similar physical properties to E10. Industry groups are focused on securing the One-Pound Waiver for E15 through the legislative process.

On January 18, 2017, Valero Energy Corporation filed an action against the EPA regarding certain non-discretionary duties required by the RFS program under the Clean Air Act. Within the filed action, Valero claimed the EPA failed to periodically review the feasibility of RFS compliance and the impact of the requirements on individuals and entities regulated under the program, i.e., the point of obligation, since 2010. The EPA moved to dismiss this suit, which the court granted on November 28, 2017.

On July 28, 2017, the U.S. Federal District Court for the D.C. Circuit ruled in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders and importers to meet statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address. We believe this decision to confine the EPA’s waiver analysis to supply considerations benefits the industry overall and expect the primary impact will be on the RINs market.

On October 19, 2017, the EPA Administrator reiterated his commitment to the text and spirit of the RFS II. In a letter to seven senators from the Midwestern states, he stated the EPA is actively exploring its authority to issue an RVP waiver and will not pursue action on RINs involving ethanol exports. Moreover, on November 22, 2017, the EPA issued a Notice of Denial of Petitions for rulemaking to change the RFS point of obligation, confirming the point of obligation will not change.

Valero Energy and refining trade group American Fuel and Petrochemical Manufacturers (AFPM) have challenged the EPA’s handling of the U.S. biofuel mandate in separate actions on January 26, 2018. AFPM is asking the D.C. U.S. Court of Appeals to review the EPA’s November 2017 decision to reject proposed changes to the structure of the RFS, including moving the point of obligation from refiners and importers of fuel to fuel blenders. Valero filed two petitions with the same court, one seeking review of the annual Renewable Volume Obligation (RVO) rule set by EPA’s for 2018 and 2019, which dictates the volumes of renewable fuels to be blended in the coming years, and a second arguing against the EPA’s December 2017 assertion that the agency has fulfilled its duty to periodically review the RFS as directed by statute.

Government actions abroad can significantly impact the ethanol industry. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during the year due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect in January 2017. There is no assurance the recently issued joint plan will lead to increased imports of U.S. ethanol. Brazil’s Chamber of Foreign Trade, or CAMEX, issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years. In Mexico, four lawsuits challenging the June 2017 decision by the Energy Regulatory Commission of Mexico (CRE) to approve the use of 10% ethanol blends were dismissed. A fifth lawsuit was allowed to proceed for judicial review, despite precedent set by the Mexico Supreme Court for dismissal. The CRE is expected to defend its position before the judge makes a final decision. Should the judge rule in favor of the plaintiff, the case will go to the Supreme Court. U.S. ethanol exports to Mexico totaled 30 mmg in 2017. In December 2017, the USDA Foreign Agricultural Service announced that Japan is expected to allow the use of corn-based ethanol in 2018.

Environmental and Other Regulation

Our operations are subject to environmental regulations, including those that govern the handling and release of ethanol, crude oil and other liquid hydrocarbon materials. Compliance with existing and anticipated environmental laws and regulations may increase our overall cost of doing business, including capital costs to construct, maintain, operate, and upgrade equipment and facilities. Our business may also be impacted by government policies, such as tariffs, duties, subsidies, import and export restrictions and outright embargos. Our parent employs maintenance and operations personnel at each of its facilities, which are regulated by the Occupational Safety and Health Administration.

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. On May 1, 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The deadline for compliance with DOT specification 117 is May 1, 2023. The rule may increase our lease costs for railcars over the long term. Additionally, existing railcars may be out of service for a period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations and have commenced transition of our fleet to DOT 117 compliant railcars. We anticipate approximately 20% of our railcar fleet will be DOT 117 compliant by the end of 2018.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017, effective on January 1, 2018. Among other provisions, the new law reduces the federal statutory corporate income tax rate from 35% to 21%. The partnership revalued its deferred tax assets at the new rate and tax expense of $19 thousand was recorded in the current year as a result of the revaluation.

Our Parent’s Production Levels

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

Our parent’s operating margins influence its production levels, which in turn affects the volume of ethanol we store, throughput and transport. During periods of commodity price variability or compressed margins, our parent may slow down or temporarily idle operations at certain ethanol plants. Slowing production increases the ethanol yield per bushel of corn, optimizing cash flow in lower margin environments. In 2017, our parent’s ethanol facilities ran at approximately 85% of their daily average capacity, largely due to the low margin environment during the first half of year driven by higher domestic ethanol supplies resulting from weak refiner and blender input volume.

Our parent’s quarterly actual production, daily average production capacity and utilization are highlighted in the following chart:

Financial Condition and Results of Operations of Our Parent

Our parent guarantees Green Plains Trade’s obligations under our storage and throughput agreement and rail transportation service agreements, which account for a substantial portion of our revenues. Any change in our parent’s business or financial strategy, or event that negatively impacts its financial condition, results of operations or cash flows may materially and adversely affect our financial condition, results of operations or cash flows.

Availability of Railcars

The long-term growth of our business depends on the availability of railcars, which we currently lease, to transport ethanol and other fuels on reasonable terms. Railcars may become unavailable due to increased demand, maintenance or other logistical constraints. Railcar shortages caused by increased demand for rail transportation or changes in regulatory standards that apply to railcars could negatively impact our business and our ability to grow.

How We Evaluate Our Operations

Our management uses a variety of GAAP and non-GAAP financial and operating metrics, including among others, throughput volume and capacity, operations and maintenance expense, adjusted EBITDA and distributable cash flow. Management views each of these metrics as important factors to evaluate our operating results and measure profitability.

Throughput Volume and Capacity

Our revenues are dependent on the volume of ethanol and other fuels we store, throughput, or transport at our ethanol storage and fuel terminal facilities, and the volumetric capacity that is used to transport ethanol and other fuels by railcars. These volumes are affected by our parent’s operating margins at its ethanol production plants as well as the overall supply and demand for ethanol and other fuels in markets served directly or indirectly by our assets.

Green Plains Trade is obligated to meet minimum volume or take-or-pay capacity commitments under our commercial agreements. Our results of operations may be impacted by our parent’s use of our assets in excess of its minimum volume commitments, and our ability to capture incremental volumes or capacity from Green Plains Trade or third parties, retain Green Plains Trade as a customer, enter into contracts with new customers and increase volume commitments.

Operations and Maintenance Expenses

Our management seeks to maximize the profitability of our operations by effectively managing operations and maintenance expenses. Our expenses are relatively stable across a broad range of storage, throughput and transportation volumes and usage, but can fluctuate from period to period depending on maintenance activities and growth. We manage our expenses by scheduling maintenance activities over time to avoid significant variability in our cash flows.

Adjusted EBITDA and Distributable Cash Flow

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, plus adjustments for transaction costs related to acquisitions or financing transactions, minimum volume commitment deficiency payments, unit-based compensation expense and net gains or losses on asset sales.

Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, cash paid or payable for income taxes, maintenance capital expenditures, which are defined under our partnership agreement as cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain our operating capacity or operating income, and equity method investment earnings.

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

General and Administrative Expenses.  Our general and administrative expenses consist primarily of allocated employee salaries, incentives and benefits, office expenses, professional fees for accounting, legal, and consulting services, and other costs allocated by our parent. Our general and administrative expenses include direct monthly charges for the management of our assets and certain expenses allocated by our parent under our omnibus agreement for general corporate services, such as treasury, accounting, human resources and legal services. These expenses are charged or allocated to us based on the nature of the expense and our proportionate share of employee time or capital expenditures.

For more information about fees we reimburse our parent for services received, please read Note 16 – Related Party Transactions to the consolidated financial statements in this report.

Other Income (Expense).    Other income (expense) includes interest earned, interest expense and other non-operating items.

Equity Investment Earnings (Loss).  Equity investment earnings (loss) consists of the income or loss associated with our 50% ownership interest in NLR Energy Logistics LLC.

For the commercial agreements, operational services and secondment agreement and the omnibus agreement in their entirety and any subsequent amendments required to be filed, please refer to Item 15 – Exhibits, Financial Statement Schedules.

Results of Operations

Comparability of our Financial Results

For the years ended December 31, 2017 and 2016 the following discussion reflects the results of the partnership, including the results related to assets we acquired from our sponsor in a transfer of assets between entities under common control.

For the year ended December 31, 2015, the following discussion reflects the results of the MLP predecessor for the first six months of 2015 and the results of the partnership post-IPO for second half of 2015. The discussion for the year ended December 31, 2015, also includes the results related to assets we obtained from our sponsor since the IPO in a transfer between entities under common control.

Under GAAP, when accounting for transfers of assets between entities under common control, the entity that receives the net assets initially recognizes the assets and liabilities transferred at their carrying amounts at the date of transfer. Prior period financial statements of the transferee are recast for all periods in which the transferred operations were part of the ultimate parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar, we obtained the assets and liabilities of certain ethanol storage and railcar assets contributed by our parent in a transfer between entities under common control. We recognized the assets and liabilities transferred at our parent’s historical cost basis, which are reflected retroactively in the consolidated financial statements presented in this report. Expenses related to these contributed assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the consolidated financial statements. No revenues related to the operation of the ethanol storage and railcar contributed assets were reflected in the consolidated financial statements for periods before July 1, 2015, the date the related commercial agreements became effective.

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

Selected Financial Information and Operating Data

The following table reflects selected financial information (in thousands):

	Year Ended December 31,
	2017	2016	2015*
Revenues
Storage and throughput services	$62,443	$57,827	$23,125
Terminal services	11,309	11,954	12,006
Railcar capacity	29,939	31,295	13,818
Other	3,302	2,696	1,988
Total revenues	106,993	103,772	50,937
Operating expenses
Operations and maintenance	33,501	34,211	29,601
General and administrative	4,223	4,423	3,114
Depreciation	5,111	5,647	5,828
Total operating expenses	42,835	44,281	38,543
Operating income	$64,158	$59,491	$12,394

*Recast to include historical results of operations related to net assets acquired in a transfer between entities under common control.

The following table reflects selected operating data (in mmg, except railcar capacity billed):

	Year Ended December 31,
	2017	2016	2015
Product volumes
Storage and throughput services (1)	1,248.9	1,156.5	462.5

Terminal services:
Affiliate	161.5	114.6	107.4
Non-affiliate	131.8	193.5	214.2
	293.3	308.1	321.6

Railcar capacity billed (daily avg. mmg) (1)	93.5	79.2	64.0

(1) Volumetric data for the year ended December 31, 2015, includes data since July 1, 2015, when related commercial agreements became effective.

Year Ended December 31, 2017, Compared with the Year Ended December 31, 2016

Revenues

Consolidated revenues increased $3.2 million for the year ended December 31, 2017 compared with the year ended December 31, 2016. Revenues generated from our storage and throughput agreement increased $4.6 million primarily due to higher throughput volumes related to ethanol storage assets acquired in September 2016. Other revenue increased $0.6 million primarily due to the expansion of our truck fleet. These increases were partially offset by a reduction in revenues generated from our rail transportation services agreement with Green Plains Trade, which decreased $1.4 million due to lower average rates charged for the railcar volumetric capacity provided, and revenues generated from our terminal services agreements, which decreased $0.6 million due to lower biodiesel throughput volumes at our terminals.

Operations and Maintenance Expenses

Operations and maintenance expenses decreased $0.7 million in 2017 compared with 2016 primarily due to a decrease in railcar lease expense of $2.0 million, offset by an increase of $0.4 million in repairs and maintenance related to our storage assets, $0.5 million in wages, fuel and other expenses as a result of the expansion of our trucking fleet, and $0.4 million in expenses allocated by our parent under the secondment agreement.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million in 2017 compared with 2016 primarily due to a decrease in transaction costs associated with the acquisition of ethanol storage assets in 2016.

Year Ended December 31, 2016, Compared with the Year Ended December 31, 2015

Revenues

Revenues generated from our storage and throughput agreement and rail transportation services agreement with Green Plains Trade, executed in connection with our IPO and effective beginning July 1, 2015, were $89.1 million for 2016 compared with $36.9 million for 2015. Increased revenues were attributable to a full year of commercial operations in 2016, as well as higher throughput volumes due to acquired ethanol storage assets and higher railcar volumetric capacity provided by the partnership to transport incremental production volumes. Other revenue and revenues generated from our terminal services agreements increased $0.7 million in 2016 compared with 2015, primarily due to increased trucking volumes with Green Plains Trade and third parties.

Operations and Maintenance Expenses

Operations and maintenance expenses increased $4.6 million in 2016 compared with 2015 primarily due to higher railcar lease expense as a result of fleet expansion, partially offset by rate reductions, higher wage expense related to the increased railcar fleet and plant acquisitions, and higher repairs and maintenance expense.

General and Administrative Expenses

General and administrative expenses increased $1.3 million in 2016 compared with 2015, primarily due to administrative costs incurred as a separate publicly traded entity.

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

On July 1, 2015, upon completion of the IPO, we received net proceeds of $157.5 million from the sale of 11,500,000 common units, after deducting underwriting discounts of $10.3 million, structuring fees of $0.9 million and other IPO expenses of approximately $3.8 million. We used the net proceeds to make a cash distribution of $155.3 million to Green Plains, in part, to reimburse certain capital expenditures incurred and to pay $0.9 million in origination fees under our new revolving credit facility. We retained the remaining $1.3 million for general partnership purposes.

On January 1, 2016, we purchased the ethanol storage and leased railcar assets related to the Hereford and Hopewell production facilities from our sponsor by drawing $48.0 million on our revolving credit facility and using $14.3 million of cash on hand.

On August 25, 2016, the partnership filed a universal shelf registration statement with the SEC that was declared effective September 2, 2016, registering an indeterminate number of equity and debt securities with a total offering price not to exceed $500,000,250. The partnership also registered 13,513,500 common units, consisting of 4,389,642 common units and 9,123,858 common units that may be issued upon conversion of subordinated units, which, in each case, are currently held by Green Plains.

On September 16, 2016, Green Plains Operating Company increased its revolving credit facility agreement from $100.0 million to $155.0 million, which it used to fund the $90.0 million purchase of ethanol storage assets associated with the Madison, Illinois; Mount Vernon, Indiana and York, Nebraska production facilities on September 23, 2016.

On October 27, 2017, Green Plains Operating Company further increased its revolving credit facility by $40.0 million, from $155.0 million to $195.0 million, by accessing a portion of the $100.0 million accordion in place on the facility.

On December 31, 2017,  we had  $0.5 million of cash and cash equivalents and $68.1 million available under our revolving credit facility.

Net cash provided by operating activities was $64.1 million in 2017 compared with $62.2 million in 2016.  Increased cash flows from operating activities were driven primarily by increased operating profits. Net cash used by investing activities was $4.2 million in 2017 compared with $152.8 million in 2016, primarily due to the acquisitions of ethanol storage and leased railcar assets in 2016. Net cash used by financing activities was $60.0 million in 2017, primarily due to cash distributions, compared with net cash provided by financing activities of $74.9 million in 2016, primarily due to additional net borrowings on the revolving credit facility, partially offset by cash distributions.

We incurred capital expenditures of $1.9 million in 2017, of which $1.7 million was for expansion of our trucking fleet. Equity investments related to the NLR Energy Logistics joint venture were $2.2 million during the second half of 2017. Capital spending for 2018 is expected to be approximately $2.5 million. This includes an estimated $1.3 million related to our equity investment in the NLR Energy Logistics joint venture and approximately $1.2 million related to the purchase of additional trucks and tankers, which we expect to finance with our revolving credit facility.

Revolving Credit Facility

Green Plains Operating Company has a $195.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. On October 27, 2017, Green Plains Operating Company accessed a portion of its available $100.0 million accordion to increase the revolving credit facility by $40.0 million, from $155.0 million to $195.0 million. At December 31, 2017, the outstanding principal balance of the facility was $126.9 million and our average interest rate was 4.1%.  For more information related to our debt, see Note 8 – Debt to the consolidated financial statements in this report.

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

The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2017	January 18, 2018	February 2, 2018	February 9, 2018	$0.4700
September 30, 2017	October 19, 2017	November 3, 2017	November 10, 2017	0.4600
June 30, 2017	July 20, 2017	August 4, 2017	August 11, 2017	0.4500
March 31, 2017	April 20, 2017	May 5, 2017	May 15, 2017	0.4400
December 31, 2016	January 23, 2017	February 3, 2017	February 14, 2017	0.4300
September 30, 2016	October 20, 2016	November 4, 2016	November 14, 2016	0.4200
June 30, 2016	July 20, 2016	August 5, 2016	August 12, 2016	0.4100
March 31, 2016	April 21, 2016	May 6, 2016	May 13, 2016	0.4050
December 31, 2015	January 21, 2016	February 5, 2016	February 12, 2016	0.4025
September 30, 2015	October 22, 2015	November 6, 2015	November 13, 2015	0.4000

Contractual Obligations

Our contractual obligations as of December 31, 2017,  were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$135,000	$-	$127,565	$1,349	$6,086
Interest and fees on debt obligations (2)	14,403	5,541	8,358	169	335
Operating leases (3)	64,336	18,908	30,505	13,942	981
Service agreements (4)	2,786	1,080	1,394	312	-
Other (5)	5,059	209	1,068	1,481	2,301
Total contractual obligations	$221,584	$25,738	$168,890	$17,253	$9,703

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

Effects of Inflation

Inflation in the United States has been relatively low in recent years; therefore, we do not expect it to have a material impact on our future results of operations.

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

Revenue Recognition

A substantial portion of our revenues and cash flows are derived from commercial agreements with Green Plains Trade. We recognize revenues when persuasive evidence of an arrangement exists; risk of loss and title have transferred to the customer; the price is fixed and determinable; and collectability is reasonably assured. Storage, terminal and transportation services revenues are recognized when services are performed, which occurs when the product is delivered to the customer.

Our storage and throughput agreement and certain terminal services agreements with Green Plains Trade are supported by minimum volume commitments. Our rail transportation services agreement is supported by minimum take-or-pay capacity commitments. Green Plains Trade is required to pay us fees for these minimum commitments regardless of the actual volume, throughput or capacity used for storage or transport. Payment related to volume that was not actually throughput by Green Plains Trade is applied as a credit toward volume in excess of the minimum volume commitment during any of the next four quarters, after which time unused credits expire. We record a liability for deferred revenues in the amount of the credit that may be used in future periods and for charges to customers before the product is delivered. We recognize revenue and relieve the liability when credits are utilized or expire and when risk of loss is transferred upon delivery. As a result, a portion of our revenues may be associated with cash collected during an earlier period that did not generate cash during the current period.

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

Impairment of Long-Lived Assets and Goodwill

Our long-lived assets consist of property and equipment. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We measure recoverability by comparing the carrying amount of the asset with the estimated undiscounted future cash flows the asset is expected generate. If the carrying amount of the asset exceeds its estimated future cash flows, we record an impairment charge for the amount in excess of the fair value. No impairment charges were recorded for the periods presented.

Our goodwill consists of amounts related to our predecessor’s acquisition of its fuel terminal and distribution business. We review goodwill at the reporting unit level for impairment at least annually, as of October 1, or more frequently when events or changes in circumstances indicate that impairment may have occurred.

We assess the qualitative factors of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Under the first step, we compare the estimated fair value of the reporting unit with its carrying value including goodwill. If the estimated fair value is less than the carrying value, we complete a second step to determine the amount of the goodwill impairment. In the second step, we allocate the reporting unit’s fair value to all of its assets and liabilities other than goodwill to determine an implied fair value. We compare the result with the carrying amount and record an impairment charge for the difference. No impairment charges were recorded for the periods reported.

We estimate the amount and timing of projected cash flows that will be generated by an asset over an extended period of time when we review our long-lived assets and goodwill. Circumstances that may indicate impairment include a decline in future projected cash flows, a decision to suspend plant operations for an extended period of time, sustained decline in our market capitalization or market prices for similar assets or businesses, or a significant adverse change in legal or regulatory matters or business climate. Significant management judgment is required to determine the fair value of our long-lived assets and goodwill and measure impairment, which includes projected cash flows. Fair value is determined by using various valuation techniques, including discounted cash flow models, sales of comparable properties and third-party independent appraisals. Changes in estimated fair value could result in a write-down of the asset.

Asset Retirement Obligations

We have asset retirement obligations under certain lease agreements requiring us to return the asset to its original condition upon termination of the lease agreement. Accretion expense is recognized over time as the discounted liabilities are accreted to their expected settlement value. Determining future restoration and removal costs is subjective, requiring management to make estimates and judgments. Asset removal technologies and costs, regulatory and other compliance considerations and the timing of expenditures are subject to change.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, as described below. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at a variable rate. At December 31, 2017, we had $126.9 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $516 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included elsewhere in this report.

Commodity Price Risk

We do not have direct exposure to risks associated with fluctuating commodity prices because we do not own the ethanol or other fuels that are stored at our facilities or transported by our railcars.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2017, the partnership’s internal control over financial reporting is effective.

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

Item  9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Management of Green Plains Partners

We are managed by the directors and executive officers of our general partner, Green Plains Holdings. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Our parent owns all of the membership interests and appoints all members to the board of directors of our general partner. Our unitholders are not entitled to elect the directors or directly or indirectly to participate in our management or operations. Our general partner is liable, as general partner, for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically nonrecourse to it. Whenever possible, we intend to incur indebtedness that is nonrecourse to our general partner.

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

Director Independence

Although most companies listed on Nasdaq are required to have a majority of independent directors serving on the board of directors of the listed company, Nasdaq does not require a publicly traded limited partnership to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within one year of the date our common units are first listed on Nasdaq, and all of our audit committee members are required to meet the independence and financial literacy tests established by Nasdaq and the Exchange Act. We currently have two independent directors serving on our audit committee, Mr. Clayton Killinger and Mr. Brett Riley.

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

Audit Committee

In accordance with Nasdaq Rule 5605(c)(2)(A), we are required to have an audit committee of at least three independent members. On September 1, 2017, Mr. John Chandler, who served as an independent member of the board of directors, informed the partnership of his resignation, effective immediately. On September 5, 2017, the partnership provided notice to Nasdaq that Mr. Chandler’s resignation caused non-compliance with Nasdaq’s audit committee requirements. Nasdaq provides a cure period to regain compliance until September 1, 2018. The general partner intends to fill this vacancy on the board of the general partner and its audit committee and regain compliance with the above-referenced Nasdaq rule within such cure period.

Our general partner has an audit committee currently comprised of two directors, Messrs. Killinger and Riley, who meet the independence and experience standards established by Nasdaq and the Exchange Act. Mr. Killinger qualifies as an audit committee financial expert.  Our two current board members were appointed within one year of the date our common units were first listed on Nasdaq. Mr. Killinger acts as chairman of the audit committee.

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

Conflicts Committee

Messrs. Killinger and Riley serve on our conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. Mr. Riley was appointed chairman of the conflicts committee. The board of directors of our general partner determine whether to refer a matter to the conflicts committee on a case-by-case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements set forth in our partnership agreement. If our general partner seeks approval from the conflicts committee, then it is presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Meetings of the Board of Directors

The board of directors held nine meetings during 2017, while the audit committee had seven meetings. The conflicts committee, which meets on an ad-hoc basis, did not meet in 2017. Meetings were conducted via teleconference or in person. No director attended fewer than 75% of the aggregate of board meetings and committee meetings held on which the director served during this period.

Directors and Executive Officers of Green Plains Holdings LLC

Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Todd A. Becker, Jeffrey S. Briggs,  and George P. (Patrich) Simpkins, who serve as directors, are also executive officers of our general partner and our parent. The following table shows information for the directors and executive officers of Green Plains Holdings as of February 7, 2018.

Name	Age	Positions with Green Plains Holdings LLC
Todd A. Becker	52	President and Chief Executive Officer (Chairman and Director)
John W. Neppl	52	Chief Financial Officer
Jeffrey S. Briggs	53	Chief Operating Officer and President, Green Plains Ethanol (Director)
George P. (Patrich) Simpkins	56	Chief Development Officer (Director)
Michelle S. Mapes	51	Chief Legal and Administration Officer
Walter S. Cronin	55	Executive Vice President – Commercial Operations
Mark A. Hudak	57	Executive Vice President – Human Resources
Paul E. Kolomaya	52	Executive Vice President – Commodity Finance
Michael A. Metzler	55	Executive Vice President – Natural Gas & Power
Clayton E. Killinger	57	Director
Jerry L. Peters	60	Director
Brett C. Riley	47	Director

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

John W. Neppl. John Neppl has served as Chief Financial Officer of our general partner and our parent since September 2017. Prior to joining our parent, Mr. Neppl served as Chief Financial Officer of The Gavilon Group, LLC, an agriculture and energy commodities management firm with an extensive global footprint. Previously, Mr. Neppl held senior financial management positions at ConAgra Foods, Inc., including Senior Financial Officer of ConAgra Trade Group and Commercial Products division as well as Assistant Corporate Controller. Prior to ConAgra, Mr. Neppl was Corporate Controller at Guarantee Life Companies. He began his career as an auditor with Deloitte & Touche. Mr. Neppl is a member of the Creighton University Heider College of Business Dean’s Advisory Board, as well as its Accounting Department Advisory Board. In addition, he is on the Board of Directors of Marian High School in Omaha, Nebraska and Chair of its Finance Committee. Mr. Neppl earned his Bachelor of Science degree in business administration with a major in accounting from Creighton University. He is also a certified public accountant (inactive status).

Jeffrey S. Briggs. Jeff Briggs assumed the role of President, Green Plains Ethanol of our general partner and parent in January 2018. Mr. Briggs has served as Chief Operating Officer of our general partner since March 2015 and a member of the board of directors of our general partner since June 2015. Mr. Briggs has also served as Chief Operating Officer of our parent since November 2009. Mr. Briggs served as a consultant to our parent from July 2009 to November 2009. Prior to his consulting role, he was Founder and General Partner of Frigate Capital, LLC, a private investment partnership investing in small and mid-sized companies, from January 2004 through January 2009. Prior to Frigate, Mr. Briggs spent nearly seven years at Valmont Industries, Inc. as President of the Coatings Division. Prior to Valmont, he acquired and managed an electronic manufacturing company; was Director of Mergers and Acquisitions for Peter Kiewit and Sons; worked for Goldman Sachs in their Equities Division; and served five years as an Officer in the U.S. Navy on a nuclear submarine. Mr. Briggs received his Master of Business Administration from the Harvard Business School and a Bachelor of Science degree in Mechanical Engineering, Thermal and Power Systems from UCLA. Mr. Briggs provides to the board of directors of our general partner a valuable operational perspective due to experience as a consultant and his background in a variety of businesses.

George P. (Patrich) Simpkins.  Patrich Simpkins has served as Chief Development Officer of our parent since October 2014. Mr. Simpkins is also a member of the board of directors of our general partner. Mr. Simpkins was appointed Chief Development and Risk Officer of our general partner in March 2015 and a member of the board of directors of our general partner in June 2015. Mr. Simpkins also previously served as Chief Risk Officer of our parent from October 2014 to August 2016. Prior to joining our parent in May 2012 as its Executive Vice President—Finance and Treasurer, Mr. Simpkins was Managing Partner of GPS Capital Partners, LLC, a capital advisory firm serving global energy and commodity clients. From February 2005 to June 2008, he served as Chief Operating Officer and Chief Financial Officer of SensorLogic, Inc., and as Executive Vice President and Global Chief Risk Officer of TXU Corporation from November 2001 to June 2004. Prior to that, he served in senior financial and commercial executive roles with Duke Energy Corporation, Louis Dreyfus Energy, MEAG Power Company and MCI Communications. Mr. Simpkins earned a Bachelor of Business Administration degree in Economics and Marketing from the University of Kentucky. Mr. Simpkins’ experience in varied risk management matters, including as an executive officer and in financial and commercial executive roles, qualifies him to serve on the board of directors of our general partner.

Michelle S. Mapes. Michelle Mapes was appointed Chief Legal and Administration Officer of our general partner and our parent in January 2018. Ms. Mapes previously served as Executive Vice President—General Counsel and Corporate Secretary of our general partner from March 2015 to January 2018 and of our parent from November 2009 to January 2018. Prior to joining our parent in September 2009 as General Counsel, Ms. Mapes was a Partner at Husch Blackwell LLP, where for three years she focused her legal practice nearly exclusively in renewable energy. Prior to that, she was Chief Administrative Officer and General Counsel for HDM Corporation. Ms. Mapes served as Senior Vice President—Corporate Services and General Counsel to Farm Credit Services of America from April 2000 to June 2005. Ms. Mapes holds a Juris Doctorate, a Master of Business Administration and a Bachelor of Science degree in Accounting and Finance, all from the University of Nebraska—Lincoln.

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

Clayton E. Killinger. Clayton Killinger was appointed a member of the board of directors of our general partner in August 2015 and serves as chairman of the audit committee and as a member of the conflicts committee. Mr. Killinger served as Executive Vice President and Chief Financial Officer of CrossAmerica Partners LP and CST Brands, Inc. until June 2017 when CrossAmerica and CST were acquired by Alimentation Couche-Tard.  He also served on the board of directors of the general partner of CrossAmerica during that time. Previous to these positions, Mr. Killinger spent eleven years at Valero Energy Corporation, most recently as the Senior Vice President and Controller. Prior to his employment at Valero, he was an audit partner at Arthur Andersen LLP. Mr. Killinger is a certified public accountant, with his Bachelor of Business Administration in Accounting from the University of Texas at San Antonio, where he graduated Summa Cum Laude. Mr. Killinger is qualified to serve on our general partner’s board of directors because of his financial and master limited partnership experience within the energy industry.

Jerry L. Peters. Jerry Peters retired as Chief Financial Officer of our general partner and our parent in September 2017, but remains a member of the board of directors of our general partner. Mr. Peters served as Chief Financial Officer of our general partner from March 2015 to September 2017 and of our parent from June 2007 to September 2017. He joined the board of directors of our general partner in June 2015. Mr. Peters served as Senior Vice President—Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as its Chief Financial Officer from July 1994 to May 2006, and in various senior management roles prior to that. ONEOK Partners was a publicly traded partnership engaged in gathering, processing, storage, and transportation of natural gas and natural gas liquids. Prior to joining ONEOK Partners in 1985, he was employed by KPMG LLP as a certified public accountant. Since September 2012, Mr. Peters serves on the board of directors, and as chairman of the audit committee of the general partner of Summit Midstream Partners, LP, a publicly traded partnership focused on midstream energy infrastructure assets.  Since October 2017, Mr. Peters serves on the board of directors, and as chairman and financial expert of the audit committee, of the general partner of USA Compression, LP, a publicly traded partnership focused on providing compression services. Mr. Peters received his Master of Business Administration from Creighton University with a Finance emphasis and a Bachelor of Science degree in Business Administration from the University of Nebraska—Lincoln. Mr. Peters’ experience serving on the board of directors of publicly traded limited partnerships, including as chairman of the audit committees, and his financial expertise are key attributes, among others, that make him well qualified to serve on the board of directors of our general partner.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner's officers and directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2017 (no Forms 5, or any amendments, were filed with respect to 2017), all required report filings by our (or our general partner's) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.

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

For the year ended December 31, 2017, our named executive officers (NEOs) included three executives currently employed by our general partner (President and Chief Executive Officer Todd Becker, Chief Operating Officer Jeffrey Briggs and Chief Financial Officer John Neppl), as well as Jerry Peters who retired from his position as Chief Financial Officer effective September 11, 2017.

The NEOs of our general partner and all other personnel necessary for our business to function are employed and compensated by our parent. We are responsible for paying the long-term incentive compensation expense associated with our LTIP described below. The NEOs continue to participate in employee benefit plans and arrangements sponsored by our parent, including plans that may be established in the future. Our general partner has not entered into any employment agreements with any of its executive officers. There was no compensation in any form paid to or earned by any executive officer of our general partner in 2017 or 2016. All compensation was paid by our parent and allocated to the partnership through our corporate allocation process.

Our parent provides compensation to its executives in the form of base salaries, annual cash bonuses and stock incentive awards under our parent’s long-term equity incentive plan.

2017 Executive Compensation Summary

The following table provides certain compensation information for our NEOs for the years ended December 31, 2017 and 2016:

Name and principal position	Year	Salary (1)	Stock awards (1)(2)	Non-equity incentive plan comp. (3)	All other comp. (1)		Total
Todd Becker, President and Chief Executive Officer	2017	$22,725	$139,487	$22,725	$3,792		$188,729
	2016	22,916	130,947	79,118	3,795		236,776
Jerry Peters, Chief Financial Officer (4)	2017	11,363	-	-	63,157	(6)	74,520
	2016	15,004	21,825	14,186	502		51,517
John Neppl, Chief Financial Officer (5)	2017	5,383	-	4,232	183		9,798
	2016	-	-	-	-		-
Jeffrey Briggs, Chief Operating Officer	2017	15,150	25,031	12,120	494		52,795
	2016	15,004	21,825	16,226	483		53,538

(1) The amounts shown above reflect compensation allocated to us from our parent for the periods presented. Per our omnibus agreement percentage allocations of 4.33% and 4.36% were applied to compensation for the full year 2017 and 2016, respectively.
(2) A column for “Bonus,” which relates to discretionary cash bonuses that are not part of a short-term incentive plan has been omitted from this table because no compensation is reportable thereunder. “Stock awards” were awarded pursuant to our parent’s 2009 Equity Incentive Plan, as amended, and included as part of the compensation allocation in 2017 and 2016.
(3) “Non-equity incentive plan compensation” amounts are paid pursuant to our parent’s Umbrella Short-Term Incentive Plan and included as part of the compensation allocation. Amounts for 2017 are expected to be finalized subsequent to the date of this report. Once finalized, such amounts will be disclosed in a filing under Item 5.02 of Form 8-K.
(4) Mr. Peters served as our Chief Financial Officer from June 25, 2015 through his retirement on September 11, 2017.
(5) Mr. Neppl became our Chief Financial Officer effective September 11, 2017.
(6) Amount includes a cash payment and accelerated vesting of stock awards made to Mr. Peters on his retirement pursuant to his employment agreement.

Outstanding Equity Awards at Year-End

Mr. Jerry Peters was granted 2,993 shares on October 5, 2017, vesting in one installment on June 30, 2018, in recognition of his role as a non-employee member on the board of directors following his retirement. This was the only outstanding equity award to our NEOs as of December 31, 2017.

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

Compensation Consultants

The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2017 or 2016.

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

Non-Employee Director Compensation Table

The following table summarizes the compensation granted to all non-employee directors during 2017:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)(3)	All Other Compensation	Total
Clayton E. Killinger	$70,000	$80,000	$-	$150,000
Brett C. Riley	65,000	80,000	-	145,000
John D. Chandler	40,000	-	-	40,000
Jerry L. Peters	15,000	60,159	-	75,159

(1) The annual cash fees for non-employee directors for 2017 are based on a calendar year and were prorated based on the date each board member was appointed. Mr. Killinger was appointed in August 2015, Mr. Riley was appointed in April 2016, and Mr. Peters was appointed in October 2017. Mr. Chandler was appointed in June 2016, but resigned from our board in September 2017, as he accepted a position with another publically traded company.

(2) On July 1, 2017, Mr. Killinger and Mr. Riley received their annual restricted common unit grant of $80,000 based on the common unit market price of $18.70. Mr. Chandler also received the grant, but it was forfeited upon his resignation. On October 5, 2017, Mr. Peters received a restricted common unit grant of $60,159 based on the common unit market price of $20.10. As of December 31, 2017, the restricted common unit awards were the only outstanding awards for each non-employee director.

(3) The amounts shown in this column represent the aggregate grant date fair value, as determined in accordance with ASC 718, Compensation – Stock Compensation, without regard to potential forfeitures. The restricted common units granted in 2017 will vest on July 1, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our units as of February 7, 2018, held by  (i) beneficial owners of 5% or more of the units, (ii) each director and named executive officer of our general partner, and (iii) all director and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 7, 2018, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of units beneficially owned is based on a total of 15,922,207 common units and 15,889,642 subordinated units outstanding as of February 7, 2018.

	Green Plains Partners LP					Green Plains Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Todd A. Becker	62,556	*	-	-	*	804,928	2.0%
John W. Neppl	-		-	-	*	65,447	*
Jeffrey S. Briggs	4,000	*	-	-	*	189,489	*
George P. (Patrich) Simpkins	5,000	*	-	-	*	105,839	*
Michelle S. Mapes	33,148	*	-	-	*	45,072	*
Clayton E. Killinger	27,987	*	-	-	*	-
Jerry L. Peters	17,993	*	-	-	*	66,678	*
Brett C. Riley	10,532	*	-	-	*	-
All Directors and Executive Officers as a group (11 persons)	170,216

Other 5% or more unitholders:
Green Plains Inc. (2)	4,389,642	27.6%	15,889,642	100.0%	63.7%
Tourbillon Capital Partners, LP (3)	2,362,466	14.8%	-	-	7.4%
Morgan Stanley (3)	1,284,563	8.1%	-	-	4.0%
Harvest Capital Strategies LLC (3)	1,130,000	7.1%	-	-	3.6%

* Less than 1%

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the partnership.

(2) Includes common units and subordinated units beneficially owned by our parent, which is publicly traded and managed by a separate nine-person board of directors.

(3) Based on the amount reported according to Nasdaq.com as of February 7, 2018. Shares are beneficially owned with sole voting and dispositive power.

Securities Authorized for Issuance Under Equity Compensation Plans

The board of directors of the general partner adopted our LTIP in connection with the IPO. Our LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The following table provides information as of December 31, 2017, with respect to the partnership’s common units that may be issued under our LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column
Equity compensation plans approved by security holders	11,549	$	n/a	2,467,435
Equity compensation plans not approved by security holders	-		-	-
Total	11,549		$-	2,467,435

(1) Amount shown represents restricted common unit awards outstanding under the LTIP as of December 31, 2017. These awards vest on July 1, 2018 and are not subject to an exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of February 7, 2018, our  parent owns 4,389,642 common units and 15,889,642 subordinated units, representing a 62.5% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.

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

Agreements with Affiliates in Connection with the IPO

We have various agreements with certain affiliates, as described below. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm's-length negotiations. For all material agreements and subsequent amendments required to be filed, please refer to Item 15 – Exhibits, Financial Statement Schedule.  For additional information, please refer to Note 16 – Related Party Transactions to the consolidated financial statements in this report.

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

Effective January 1, 2017, the terminal services agreement for the Birmingham, Alabama unit train terminal was amended and restated. Green Plains Trade is now obligated to throughput a minimum volume commitment of approximately 2.8 mmg per month and pay associated throughput fees, as well as fees for ancillary services, through December 31, 2019.

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

Item 14.  Principal Accounting Fees and Services.

For the years ended December 31, 2017 and 2016, KPMG LLP was our independent auditor. The following table sets forth aggregate fees billed to us for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Audit fees	$449,446	$459,895
Audit-related fees	-	-
All other fees	-	-
Total	$449,446	$459,895

Audit fees are fees billed by KPMG for services during 2017 and 2016 related to professional services rendered for the annual audit of our consolidated financial statements, quarterly reviews of our consolidated financial statements, reviews of other partnership filings with the SEC, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

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

All services provided by KPMG during the years ended December 31, 2017 and 2016,  were approved in advance by our audit committee. The audit committee has considered whether the provision of the services performed by our principal accountant is compatible with maintaining the principal accountant’s independence.

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

10.7(c)

Incremental Joinder Agreement, dated October 27, 2017, among Green Plains Operating Company LLC and Bank of America, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Current Report on Form 10-Q filed with the SEC on November 2, 2017).

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
101

The following information from Green Plains Partners LP Annual Report on Form 10-K for the annual period ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

 * Represents a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: February 14, 2018	GREEN PLAINS PARTNERS LP (Registrant) By: Green Plains Holdings LLC, its general partner By: /s/ Todd A. Becker Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer,	February 14, 2018
Todd A. Becker	(Principal Executive Officer) Chairman and Director

/s/ John W. Neppl	Chief Financial Officer	February 14, 2018
John W. Neppl	(Principal Financial Officer)

/s/ Jeffrey S. Briggs	Chief Operating Officer	February 14, 2018
Jeffrey S. Briggs	and Director

/s/ George P. Simpkins	Chief Development Officer	February 14, 2018
George P. Simpkins	and Director

/s/ Clayton E. Killinger	Director	February 14, 2018
Clayton E. Killinger

/s/ Jerry L. Peters	Director	February 14, 2018
Jerry L. Peters

/s/ Brett C. Riley	Director	February 14, 2018
Brett C. Riley

Report of Independent Registered Public Accounting Firm

The Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP and Unitholders of Green Plains Partners LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Green Plains Partners LP and subsidiaries (the partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, “the consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Omaha, Nebraska

February 14, 2018

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$502	$622
Accounts receivable	2,640	1,513
Accounts receivable from affiliates	17,334	18,777
Amortizable lease costs	96	243
Prepaid expenses and other	1,062	1,120
Total current assets	21,634	22,275

Property and equipment, net	48,305	51,022
Goodwill	10,598	10,598
Equity investments	2,237	-
Note receivable	8,100	8,100
Other assets	1,394	1,781
Total assets	$92,268	$93,776

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$5,854	$4,280
Accounts payable to affiliates	2,106	1,921
Accrued and other liabilities	6,684	10,201
Asset retirement obligations	192	199
Unearned revenue	1,222	702
Total current liabilities	16,058	17,303

Long-term debt	134,875	136,927
Deferred lease liability	797	739
Asset retirement obligations	3,384	2,877
Other liabilities	-	96
Total liabilities	155,114	157,942

Commitments and contingencies (Note 14)

Partners' capital
Common unitholders - public (11,532,565 and 11,521,016 units issued and outstanding, respectively)	115,747	115,139
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(38,505)	(38,653)
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(139,376)	(139,913)
General partner interests	(712)	(739)
Total partners' capital	(62,846)	(64,166)
Total liabilities and partners' capital	$92,268	$93,776

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,
	2017	2016	2015*
Revenues
Affiliate	$100,808	$95,470	$42,549
Non-affiliate	6,185	8,302	8,388
Total revenues	106,993	103,772	50,937
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	33,501	34,211	29,601
General and administrative	4,223	4,423	3,114
Depreciation and amortization	5,111	5,647	5,828
Total operating expenses	42,835	44,281	38,543
Operating income	64,158	59,491	12,394
Other income (expense)
Interest income	81	83	86
Interest expense	(5,402)	(2,545)	(381)
Other, net	150	-	-
Total other expense	(5,171)	(2,462)	(295)
Income before income taxes	58,987	57,029	12,099
Income tax (expense) benefit	(109)	(224)	4,009
Equity investment loss	(11)	-	-
Net income	58,867	56,805	16,108
Net loss attributable to MLP predecessor	-	-	(6,628)
Net loss attributable to sponsor	-	-	(273)
Net income attributable to the partnership	$58,867	$56,805	$23,009

Net income attributable to partners' ownership interests:
General partner	$1,177	$1,136	$460
Limited partners - common unitholders	28,869	27,848	11,278
Limited partners - subordinated unitholders	28,821	27,821	11,271

Earnings per limited partner unit (basic and diluted):
Common units	$1.81	$1.75	$0.71
Subordinated units	$1.81	$1.75	$0.71
Weighted average limited partner units outstanding (basic and diluted):
Common units	15,916	15,904	15,897
Subordinated units	15,890	15,890	15,890

*Recast to include historical results of operations related to net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

			Partners' Capital
			Limited Partners
	Membership Interests	Sponsor Equity in Contributed Assets	Common Units - Public	Common Units - Green Plains	Subordinated Units - Green Plains	General Partner	Total
Balance, December 31, 2014	$67,307	$-	$-	$-	$-	$-	$67,307
Net loss attributable to MLP predecessor	(6,628)	-	-	-	-	-	(6,628)
Member contributions, net	7,890	-	-	-	-	-	7,890
Allocation of MLP predecessor net investment to partners' capital	(68,569)	-	-	14,382	52,062	2,125	-
Elimination of MLP predecessor income taxes	-	-	-	(3,212)	(11,627)	(475)	(15,314)
Proceeds from IPO, net of discounts, structuring fees, and other IPO expenses	-	-	157,452	-	-	-	157,452
Cash distribution to Green Plains related to IPO	-	-	-	(33,616)	(121,684)	-	(155,300)
Quarterly cash distribution to unitholders	-	-	(4,604)	(1,756)	(6,356)	(259)	(12,975)
Acquisition of assets from sponsor in transfer between entities under common control	-	6,342	-	-	-	-	6,342
Contributions from sponsor	-	230	-	-	-	-	230
Net loss attributable to sponsor	-	(273)	-	-	-	-	(273)
Net income attributable to partnership	-	-	8,164	3,114	11,271	460	23,009
Unit-based compensation, including general partner contribution	-	-	67	-	-	3	70
Balance, December 31, 2015*	-	6,299	161,079	(21,088)	(76,334)	1,854	71,810
Quarterly cash distributions to unitholders	-	-	(18,855)	(7,187)	(26,020)	(1,063)	(53,125)
Acquisition of Hereford and Hopewell assets	-	(6,299)	(19,877)	(7,581)	(27,436)	(1,119)	(62,312)
Acquisition of Abengoa assets	-	-	(27,513)	(10,483)	(37,944)	(1,550)	(77,490)
Net income	-	-	20,162	7,686	27,821	1,136	56,805
Unit-based compensation, including general partner net contributions	-	-	143	-	-	3	146
Balance, December 31, 2016	-	-	115,139	(38,653)	(139,913)	(739)	(64,166)
Quarterly cash distributions to unitholders	-	-	(20,519)	(7,813)	(28,284)	(1,155)	(57,771)
Net income	-	-	20,908	7,961	28,821	1,177	58,867
Unit-based compensation, including general partner net contributions	-	-	219	-	-	5	224
Balance, December 31, 2017	$-	$-	$115,747	$(38,505)	$(139,376)	$(712)	$(62,846)

*Recast to include historical equity effects related to balances of net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015*
Cash flows from operating activities
Net income	$58,867	$56,805	$16,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,111	5,647	5,828
Accretion	238	236	201
Amortization of debt issuance costs	492	299	134
Increase in deferred lease liability	58	390	20
Deferred income taxes	20	(2)	(4,076)
Unit-based compensation	219	143	67
Undistributed equity loss	11	-	-
Changes in operating assets and liabilities:
Accounts receivable	(1,127)	(947)	(82)
Accounts receivable from affiliates	1,443	(4,430)	(13,283)
Prepaid expenses and other assets	58	(44)	(404)
Accounts payable and accrued liabilities	(1,494)	3,703	10,352
Accounts payable to affiliates	185	383	960
Other	(27)	12	(92)
Net cash provided by operating activities	64,054	62,195	15,733

Cash flows from investing activities
Purchases of property and equipment, net	(1,914)	(537)	(1,497)
Equity method investment	(2,248)	-
Acquisition of assets from sponsor	-	(62,312)	-
Acquisition of assets	-	(90,000)	-
Proceeds on disposal of assets, net	-	-	19
Net cash used by investing activities	(4,162)	(152,849)	(1,478)

Cash flows from financing activities
Proceeds from initial public offering, net	-	-	157,452
Payments of distributions	(57,771)	(53,125)	(168,275)
Proceeds from revolving credit facility	70,100	218,000	-
Payments on revolving credit facility	(72,200)	(89,000)	-
Payments of loan fees	(146)	(987)	(875)
Member contributions, net	-	-	8,123
Other	5	3	-
Net cash provided (used) by financing activities	(60,012)	74,891	(3,575)

Net change in cash and cash equivalents	(120)	(15,763)	10,680
Cash and cash equivalents, beginning of period	622	16,385	5,705
Cash and cash equivalents, end of period	$502	$622	$16,385

Supplemental disclosures of cash flow
Cash paid for income taxes	$143	$248	$1,006
Cash paid for interest	$4,973	$2,189	$173

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

In accordance with GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer and the prior period financial statements of the transferee are recast for all periods the transferred operations were part of the parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar, the partnership obtained the ethanol storage and railcar assets in a transfer between entities under common control. The transferred assets and liabilities are recognized at our parent’s historical cost and reflected retroactively in the consolidated financial statements presented in this report. Expenses related to the ethanol storage and railcar assets, such as depreciation, amortization and railcar lease expenses, are also reflected retroactively in the consolidated financial statements. There were no revenues related to the operation of the contributed ethanol storage and railcar assets for periods prior to July 1, 2015, when the related commercial agreements with Green Plains Trade became effective.

On January 1, 2016, the partnership acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities for $62.3 million from its sponsor in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by the sponsor, on October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively. There were no revenues related to these assets for periods before January 1, 2016, when amendments to the commercial agreements became effective.

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

In the second half of 2017, the partnership contributed a total of $2.2 million to NLR Energy Logistics LLC, a 50/50 joint venture with Delek Renewables LLC, which was formed in February 2017, to build an ethanol unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. The partnership and Delek Renewables LLC have equal board representation and voting rights in the joint venture. The investment is accounted for using the equity method of accounting. Under this method, an investment is recorded at the acquisition cost plus the partnership’s share of equity in undistributed earnings or losses since acquisition, and reduced by distributions received and the amortization of excess net investment. The partnership’s proportionate share of the equity investments’ earnings or losses are reported on a one-month lag as a separate line item in the consolidated financial statements. Construction of the terminal is expected to be completed during the first quarter of 2018 at a total cost of approximately $7.0 million.

Reclassifications

Certain amounts for the year ended December 31, 2015 were reclassified to conform to a revised presentation. These reclassifications did not affect total revenues, operating expenses, net income or partners’ capital.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The partnership considers short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include bank deposits.

Revenue Recognition

The partnership recognizes revenues when all of the following criteria are satisfied: persuasive evidence of an arrangement exists; risk of loss and title have transferred to the customer; the price is fixed and determinable; and collectability is reasonably assured.

The majority of the partnership revenue is recognized from leasing transactions with our parent. The partnership derives revenues when product is delivered to the customer from its storage tanks and fuel terminals, when railcar volumetric capacity is provided, and when truck transportation services are performed. The partnership generates a substantial portion of its revenues under fee-based commercial agreements with Green Plains Trade.

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

Expenditures for land are capitalized at cost. Expenditures for property, equipment, and improvements are capitalized at cost and depreciated over their respective useful lives. Costs of repairs and maintenance are charged to expense as incurred. The partnership periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of its fixed assets.

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

Goodwill is reviewed for impairment at the reporting unit level at least annually, as of October 1, or more frequently when events or changes in circumstances indicate that impairment may have occurred. The qualitative factors of goodwill are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the entity must perform step two of the impairment test. Under the second step, an impairment charge is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Fair value of the reporting unit is determined using a discounted cash flow analysis. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. No impairment charges were recorded for the periods reported.  For additional information, please refer to Note 7-Goodwill.

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

Operations and Maintenance Expenses

The partnership’s operations and maintenance expenses consist primarily of lease expenses related to the transportation assets, labor expenses, outside contractor expenses, insurance premiums, repairs and maintenance expenses and utility costs. These expenses also include fees for certain management, maintenance and operational services to support the facilities, trucks, and the leased railcar fleet allocated by Green Plains under the operational services and secondment agreement.

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

Equity Method Investments

The partnership accounts for investments in which the partnership exercises significant influence using the equity method so long as the partnership (i) does not control the investee and (ii) is not the primary beneficiary. The partnership recognizes these investments in the consolidated balance sheets as equity investments. The partnership recognizes its proportionate share of earnings or loss on a one-month lag as a separate line item in the consolidated statements of operations.

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

The partnership completed a comparison of the current revenue recognition policies to the ASC Topic 606 requirements for each of the partnership’s major revenue categories. Results indicate that the majority of the partnership's contracts are outside the scope of ASC Topic 606 and will continue to be accounted for under ASC Topic 840, Leases.  Contracts within the scope of ASC Topic 606 will be recognized over time, and the number of performance obligations and the accounting for variable consideration are not expected to differ significantly from current practice. The partnership has not identified any material differences in the amount and timing of revenue recognition for the major revenue categories reviewed to date. ASC Topic 606 requires the partnership’s revenue recognition policy disclosure to include additional detail regarding the performance obligations with respect to the nature, amount, timing, and estimates of revenue and cash flows generated from the partnership’s contracts with customers. ASC Topic 606 also requires disclosure of significant changes in contract asset and contract liability balances between periods and the amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period, when applicable. ASC Topic 606 may be adopted retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The partnership will adopt the amended guidance using the modified retrospective transition method.

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

Effective January 1, 2018, the partnership will early adopt the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit, would be recognized. The amended guidance will be applied prospectively. We do not believe the new guidance will have a material impact on the consolidated financial statements.

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

The following descriptions relate to agreements entered into in connection with the IPO on July 1, 2015. For all material agreements and subsequent amendments required to be filed, please refer to Item 15 – Exhibits, Financial Statement Schedules.  For additional information, please refer to Note 16 – Related Party Transactions to the consolidated financial statements in this report.

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

The partnership uses market interest rates to measure the fair value of its long‑term debt and adjusts those rates for all necessary risks, including its own credit risk. At December 31, 2017 and 2016, the carrying amount of debt approximated fair value.

6.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2017	2016
Tanks and terminal equipment	$48,536	$47,797
Leasehold improvements and other	11,158	10,690
Rail and rail equipment	4,551	4,551
Land and buildings	9,230	9,020
Trucks and other vehicles	3,265	2,529
Computer equipment, furniture and fixtures	495	274
Construction-in-progress	47	39
Total property and equipment	77,282	74,900
Less: accumulated depreciation and amortization	(28,977)	(23,878)
Property and equipment, net	$48,305	$51,022

7.  GOODWILL

The partnership  currently has one reporting unit, Blendstar, to which goodwill is assigned.  For the year ended December 31, 2016, we qualitatively assessed whether it was more likely than not that the respective fair value of the Blendstar reporting unit was less than its carrying amount, including goodwill. Based on that assessment, we determined that this condition did not exist. As such, performing the first step of the two-step impairment test was unnecessary.

For the year ended December 31, 2017, the partnership determined a step one analysis was appropriate due to the passage of time since the last quantitative analysis was performed. A cash flow and valuation analysis was performed to estimate the fair value of the Blendstar reporting unit. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on this quantitative test, we determined that the fair value of the Blendstar reporting unit exceeded its carrying amount and, therefore, step two of the two-step goodwill impairment test was unnecessary.

The annual goodwill impairment reviews for the years ended December 31, 2017 and 2016, concluded that goodwill was not impaired in either of these years. Therefore, the partnership did not have any changes in the carrying amount of goodwill, which was $10.6 million at December 31, 2017 and 2016.

 8.  DEBT

Revolving Credit Facility

Green Plains Operating Company has a $195.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. Advances under the credit facility are subject to a floating interest rate based on the preceding fiscal quarter’s consolidated leverage ratio at a base rate plus 1.25% to 2.00% per year or LIBOR plus 2.25% to 3.00%.  On October 27, 2017, Green Plains Operating Company accessed a portion of its available $100.0 million accordion to increase the revolving credit facility by $40.0 million, from $155.0 million to $195.0 million. The unused portion of the credit facility is also subject to a commitment fee of 0.35% to 0.50%, depending on the preceding fiscal quarter’s consolidated net leverage ratio.

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The partnership, each of its existing subsidiaries and future domestic subsidiaries guarantee the revolving credit facility. As of December 31, 2017, the revolving credit facility had an average interest rate of 4.1%.

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

The partnership had $126.9 million and $129.0 million of borrowings outstanding under the revolving credit facility as of December 31, 2017 and 2016, respectively.

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

The partnership had $125 thousand and $173 thousand of unamortized debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of December 31, 2017 and 2016, respectively.

Scheduled long‑term debt repayments as of December 31, 2017, are as follows (in thousands):

Year Ending December 31,	Amount
2018	$-
2019	-
2020	127,565
2021	671
2022	678
Thereafter	6,086
Total	$135,000

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of December 31, 2017.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the years ended December 31, 2017 and 2016.

9.  ASSET RETIREMENT OBLIGATIONS

Under various lease agreements, the partnership has AROs when certain machinery and equipment are disposed or operating leases expire. The following table summarizes the change in the liability for the AROs (in thousands):

Amount
Balance, December 31, 2015	$2,446
Additional asset retirement obligations incurred	447
Liabilities settled	(53)
Accretion expense	236
Balance, December 31, 2016	3,076
Additional asset retirement obligations incurred	468
Liabilities settled	(206)
Accretion expense	238
Balance, December 31, 2017	$3,576

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

The non-vested unit-based award activity for the year ended December 31, 2017, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2016	15,009	$15.99
Granted	15,827	18.96
Forfeited	(4,278)	18.70
Vested	(15,009)	15.99
Non-Vested at December 31, 2017	11,549	$19.06	0.5

Compensation costs related to the unit-based awards of approximately $219 thousand,  $143 thousand and $67 thousand were recognized during the years ended December 31, 2017,  2016 and 2015, respectively. At December 31, 2017, there were $119 thousand of unrecognized compensation costs from unit-based compensation awards.

11.   PARTNERS’ CAPITAL

A rollforward of the number of common and subordinated limited partner units outstanding is as follows:

	Common Units - Public	Common Units - Green Plains	Subordinated Units - Green Plains	Total
Units issued in connection with IPO, July 1, 2015	11,500,000	4,389,642	15,889,642	31,779,284
Units issued under the LTIP	10,089	-	-	10,089
Units, December 31, 2015	11,510,089	4,389,642	15,889,642	31,789,373
Units issued under the LTIP	16,260	-	-	16,260
Units forfeited under the LTIP	(5,333)	-	-	(5,333)
Units, December 31, 2016	11,521,016	4,389,642	15,889,642	31,800,300
Units issued under the LTIP	15,827	-	-	15,827
Units forfeited under the LTIP	(4,278)	-	-	(4,278)
Units, December 31, 2017	11,532,565	4,389,642	15,889,642	31,811,849

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

The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2017	January 18, 2018	February 2, 2018	February 9, 2018	$0.4700
September 30, 2017	October 19, 2017	November 3, 2017	November 10, 2017	0.4600
June 30, 2017	July 20, 2017	August 4, 2017	August 11, 2017	0.4500
March 31, 2017	April 20, 2017	May 5, 2017	May 15, 2017	0.4400
December 31, 2016	January 23, 2017	February 3, 2017	February 14, 2017	0.4300
September 30, 2016	October 20, 2016	November 4, 2016	November 14, 2016	0.4200
June 30, 2016	July 20, 2016	August 5, 2016	August 12, 2016	0.4100
March 31, 2016	April 21, 2016	May 6, 2016	May 13, 2016	0.4050
December 31, 2015	January 21, 2016	February 5, 2016	February 12, 2016	0.4025
September 30, 2015	October 22, 2015	November 6, 2015	November 13, 2015	0.4000

The total cash distributions paid during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
General partner distributions	$1,155	$1,063	$259

Limited partner common units - public	20,519	18,855	4,604
Limited partner common units - Green Plains	7,813	7,187	1,756
Limited partner subordinated units - Green Plains	28,284	26,020	6,356
Total distributions to limited partners	56,616	52,062	12,716
Total distributions paid	$57,771	$53,125	$12,975

The total cash distributions declared during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
General partner distributions	$1,183	$1,081	$521
Incentive distributions	48	-	-
Total distributions to general partner	1,231	1,081	521

Limited partner common units - public	20,985	19,176	9,237
Limited partner common units - Green Plains	7,989	7,309	3,523
Limited partner subordinated units - Green Plains	28,919	26,456	12,751
Total distributions to limited partners	57,893	52,941	25,511
Total distributions declared	$59,124	$54,022	$26,032

12.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit is the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2017.  Earnings per unit is calculated for periods following the IPO since there were no units outstanding before July 1, 2015 (in thousands, except for per unit data):

	Year Ended December 31, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$28,974	$28,919	$1,231	$59,124
Earnings less than distributions	(105)	(98)	(54)	(257)
Total net income	$28,869	$28,821	$1,177	$58,867

Weighted-average units outstanding - basic and diluted	15,916	15,890

Earnings per limited partner unit - basic and diluted	$1.81	$1.81

	Year Ended December 31, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$26,485	$26,456	$1,081	$54,022
Earnings in excess of distributions	1,363	1,365	55	2,783
Total net income	$27,848	$27,821	$1,136	$56,805

Weighted-average units outstanding - basic and diluted	15,904	15,890

Earnings per limited partner unit - basic and diluted	$1.75	$1.75

	Year Ended December 31, 2015
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$12,760	$12,751	$521	$26,032
Earnings less than distributions	(1,482)	(1,480)	(61)	(3,023)
Total net income	$11,278	$11,271	$460	$23,009

Weighted-average units outstanding - basic and diluted	15,897	15,890

Earnings per limited partner unit - basic and diluted	$0.71	$0.71

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

The partnership recorded deferred tax assets in the amount of $58 thousand and $78 thousand as of December 31, 2017 and 2016, respectively. The partnership also recorded income taxes payable in the amount of $10 thousand and $45 thousand as of December 31, 2017 and 2016, respectively. The effective tax rate for 2017 and 2016 was immaterial to the financial statements.

The MLP predecessor was a single member limited liability company, treated as a non-taxable disregarded entity in Green Plains’ federal and state income tax returns. For periods prior to the IPO, the consolidated financial statements reflect income taxes as if the MLP predecessor had filed separate federal and state tax returns. Under a tax sharing agreement between the MLP predecessor and Green Plains, the MLP predecessor periodically made payments to Green Plains for its share of Green Plains’ tax liabilities. Differences between amounts due to Green Plains under the agreement and the total income tax expense of the MLP predecessor, which were determined as if the MLP predecessor filed separate tax returns, are reflected as member contributions in partners’ capital. These amounts included contributions of $11 thousand for the year ended December 31, 2015.

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

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current	$89	$226	$67
Deferred	20	(2)	(4,076)
Total	$109	$224	$(4,009)

Differences between income tax expense (benefit) computed at the statutory federal income tax rate on its income subject to tax are presented on the consolidated statements of operations and summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax expense (benefit) at federal statutory rate of 35%	$72	$59	$(3,666)
State income tax expense (benefit), net of federal	26	208	(282)
Other	11	(43)	(61)
Income tax expense (benefit)	$109	$224	$(4,009)

The partnership has $58 thousand and $78 thousand of deferred tax assets as of December 31, 2017 and 2016, respectively, related to investments in Birmingham BioEnergy. These deferred tax assets are recognized in the consolidated balance sheets as other assets.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017, effective on January 1, 2018. Among other provisions, the new law reduces the federal statutory corporate income tax rate from 35% to 21%. The partnership revalued its deferred tax assets at the new rate and tax expense of $19 thousand was recorded in the current year as a result of the revaluation.

The partnership conducts business and its parent files tax returns in several states within the United States. The partnership’s federal and state returns filed by its parent for the tax years ended December 31, 2014, and later are still subject to audit.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land, and railcars under agreements that expire on various dates. For accounting purposes, lease expense is based on a straight-line amortization of the total payments required over the term of the lease, which resulted in a deferred lease liability of $797 thousand and $739 thousand as of December 31, 2017 and 2016,  respectively. The partnership incurred lease expenses of $22.8 million,  $24.8 million and $22.4 million during the years ended December 31, 2017, 2016 and 2015, respectively. Aggregate minimum lease payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$18,908
2019	16,434
2020	14,071
2021	7,911
2022	6,031
Thereafter	981
Total	$64,336

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

Year Ending December 31,	Amount
2018	$59,365
2019	59,320
2020	59,320
2021	59,320
2022	59,320
Thereafter	148,300
Total	$444,945

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may fluctuate based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenues under this agreement in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$22,727
2019	16,651
2020	14,273
2021	7,747
2022	4,958
Thereafter	247
Total	$66,603

Service Agreements

The partnership entered into agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during  the years ended December 31, 2017, 2016 and 2015. Aggregate minimum payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$1,080
2019	1,154
2020	240
2021	156
2022	156
Thereafter	-
Total	$2,786

Legal

Routinely, the partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

15. MAJOR CUSTOMERS

Revenue from Green Plains Trade Group was $100.8 million, $95.5 million, and $42.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, which exceeds 10% of the partnership's total revenue.

16. RELATED PARTY TRANSACTIONS

In addition to the related party purchases disclosed in Note 4 – Acquisitions to the consolidated financial statements, the partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of approximately $4.2 million, $3.7 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

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

Operating Services and Secondment Agreement

The general partner has entered into an operational services and secondment agreement, as amended, with Green Plains. Under the terms of the agreement, Green Plains seconds employees to the general partner to provide management, maintenance and operational functions for the partnership, including regulatory matters, health, environment, safety and security programs, operational services, emergency response, employee training, finance and administration, human resources, business operations and planning. The seconded personnel are under the direct management and supervision of the general partner who reimburses the parent for the cost of the seconded employees, including wages and benefits. If a seconded employee does not devote 100% of his or her time providing services to the general partner, the general partner reimburses the parent for a prorated portion of the employee’s overall wages and benefits based on the percentage of time the employee spent working for the general partner.

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

Commercial Agreements

The partnership has various fee-based commercial agreements with Green Plains Trade, including:

•	10-year storage and throughput agreement, expiring on June 30, 2025;
•	10-year rail transportation services agreement, expiring on June 30, 2025;
•	1-year trucking transportation agreement, expiring on May 31, 2018;
•	Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring December 31, 2019; and
•	Various other terminal services agreements for other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput, rail transportation services, and trucking transportation agreements have various automatic renewal terms if not cancelled by either party within specified timeframes. Please refer to Item 15 – Exhibits, Financial Statement Schedule for further details.

The storage and throughput agreement and terminal services agreements are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay volumetric capacity commitments.

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to throughput a minimum of 296.6 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, the partnership will charge Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes throughput by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. The partnership charged Green Plains Trade a deficiency payment in the amount of $1.0 million related to the minimum volume commitment for the three months ended June 30, 2017, which was recorded as unearned revenue as of June 30, 2017. During the period July 1, 2017 through December 31, 2017, Green Plains Trade exceeded the minimum volume commitments and recouped the full credit of $1.0 million.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the years ended December 31, 2017, 2016 and 2015, the average monthly fee was approximately $0.0267,  $0.0330 and $0.0358 per gallon, respectively, for the average railcar volumetric capacity provided by the partnership, which was 93.5,  79.2 and 64.0 mmg, respectively.  The partnership’s leased railcar fleet consisted of approximately 3,500 and 3,100 railcars as of December 31, 2017 and 2016,  respectively. Since the IPO, the partnership has entered into lease renewals in the normal course of business at comparable margins.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade, which was approximately 6.6 mmg and 3.0 mmg for the years ended December 31, 2017 and 2016, respectively. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation agreement of $92.4 million,  $89.1 million and $36.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The partnership and the MLP predecessor recorded revenues from Green Plains Trade related to trucking and terminal services of $8.4 million, $6.3 million and $5.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Related Party Revenues and Expenses

The partnership incurs expenses charged by a subsidiary of the parent for cleaning of its storage tanks.  The partnership incurred tank cleaning expenses of $53 thousand, $29 thousand and $28 thousand for the years ended December 31, 2017, 2016 and 2015, respectively, for these services.

Equity Method Investments

The partnership entered into a project management agreement with NLR Energy Logistics LLC effective June 23, 2017 through the completion of construction of the Little Rock, Arkansas unit train terminal. The agreement requires NLR Energy Logistics LLC to pay the partnership a fixed monthly fee to coordinate and manage the development, design, and construction of the terminal. The partnership recognized $150 thousand within other income for the performance of these services for the year ended December 31, 2017.

17. QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth certain unaudited financial data for each of the quarters within the  years ended December 31, 2017 and 2016 (in thousands, except per unit amounts). This information has been derived from the partnership’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$28,250	$26,449	$25,065	$27,229
Operating expenses	10,635	10,548	10,655	10,997
Operating income	17,615	15,901	14,410	16,232
Other expense	(1,291)	(1,392)	(1,280)	(1,208)
Income tax (expense) benefit	26	(43)	(45)	(47)
Equity investment loss	(11)	-	-	-
Net income attributable to the partnership	$16,339	$14,466	$13,085	$14,977
Earnings per limited partner unit (basic and diluted):
Common units	$0.50	$0.45	$0.40	$0.46
Subordinated units	$0.50	$0.45	$0.40	$0.46
Distribution declared	$0.4700	$0.4600	$0.4500	$0.4400

	Three Months Ended
	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Revenues	$28,285	$26,205	$25,493	$23,789
Operating expenses	10,693	11,474	11,043	11,071
Operating income	17,592	14,731	14,450	12,718
Other expense	(1,230)	(480)	(389)	(363)
Income tax (expense) benefit	80	(52)	(79)	(173)
Equity investment loss	-	-	-	-
Net income attributable to the partnership	$16,442	$14,199	$13,982	$12,182
Earnings per limited partner unit (basic and diluted):
Common units	$0.50	$0.44	$0.43	$0.38
Subordinated units	$0.50	$0.44	$0.43	$0.38
Distribution declared	$0.4300	$0.4200	$0.4100	$0.4050