Form 10-Q
period 2018-03-31
Green Plains Partners LP
filed 2018-05-07
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2018

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

☐ Yes   ☒ No

The registrant had 15,922,207 common units and 15,889,642 subordinated units outstanding as of May 3, 2018.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Birmingham BioEnergy	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
DKGP	DKGP Energy Terminals LLC
Green Plains Ethanol Storage	Green Plains Ethanol Storage LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Trucking II	Green Plains Trucking II LLC
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

2017 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2017, filed February 14, 2018
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
CAFE	Corporate Average Fuel Economy
Conflicts committee	The partnership’s committee reviewing situations involving a transaction with an affiliate or a conflict of interest
D.C.	District of Columbia
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
MVCs	Minimum volume commitments
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RBOB	Reformulated blendstock for oxygenate blending
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
U.S.	United States
USDA	U.S. Department of Agriculture

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$588	$502
Accounts receivable	811	2,640
Accounts receivable from affiliates	22,714	17,334
Amortizable lease costs	36	96
Prepaid expenses and other	873	1,062
Total current assets	25,022	21,634

Property and equipment, net of accumulated depreciation and amortization of $30,155 and $28,977, respectively	48,339	48,305
Goodwill	10,598	10,598
Investment in equity method investees	3,396	2,237
Note receivable	8,100	8,100
Other assets	1,435	1,394
Total assets	$96,890	$92,268

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$10,675	$5,854
Accounts payable to affiliates	2,717	2,106
Accrued and other liabilities	5,143	6,684
Asset retirement obligations	196	192
Unearned revenue	1,640	1,222
Total current liabilities	20,371	16,058

Long-term debt	136,988	134,875
Deferred lease liability	808	797
Asset retirement obligations	3,443	3,384
Total liabilities	161,610	155,114

Commitments and contingencies (Note 8)

Partners' capital
Common unitholders - public (11,532,565 units issued and outstanding)	115,138	115,747
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(38,760)	(38,505)
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(140,298)	(139,376)
General partner interests	(800)	(712)
Total partners' capital	(64,720)	(62,846)
Total liabilities and partners' capital	$96,890	$92,268

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Affiliate	$24,257	$25,757
Non-affiliate	1,628	1,472
Total revenues	25,885	27,229
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	8,410	8,531
General and administrative	1,401	1,212
Depreciation and amortization	1,181	1,254
Total operating expenses	10,992	10,997
Operating income	14,893	16,232
Other income (expense)
Interest income	20	20
Interest expense	(1,571)	(1,228)
Other	75	-
Total other expense	(1,476)	(1,208)
Income before income taxes and loss from equity method investees	13,417	15,024
Income tax expense	(32)	(47)
Loss from equity method investees	(13)	-
Net income	$13,372	$14,977

Net income attributable to partners' ownership interests:
General partner	$267	$300
Limited partners - common unitholders	6,559	7,343
Limited partners - subordinated unitholders	6,546	7,334

Earnings per limited partner unit (basic and diluted):
Common units	$0.41	$0.46
Subordinated units	$0.41	$0.46

Weighted average limited partner units outstanding (basic and diluted):
Common units	15,922	15,910
Subordinated units	15,890	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$13,372	$14,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,181	1,254
Accretion	63	61
Amortization of debt issuance costs	145	121
Increase in deferred lease liability	11	15
Unit-based compensation	60	59
Loss from equity method investees	13	-
Changes in operating assets and liabilities:
Accounts receivable	1,829	555
Accounts receivable from affiliates	(5,380)	(377)
Prepaid expenses and other assets	189	(457)
Accounts payable and accrued liabilities	2,583	(316)
Accounts payable to affiliates	611	824
Other	12	8
Net cash provided by operating activities	14,689	16,724

Cash flows from investing activities:
Purchases of property and equipment	(1,212)	-
Net cash used in investing activities	(1,212)	-

Cash flows from financing activities:
Payments of distributions	(15,306)	(13,953)
Proceeds from revolving credit facility	24,400	14,200
Payments on revolving credit facility	(22,300)	(16,700)
Payments of loan fees	(185)	-
Net cash used in financing activities	(13,391)	(16,453)

Net change in cash and cash equivalents	86	271
Cash and cash equivalents, beginning of period	502	622
Cash and cash equivalents, end of period	$588	$893

Supplemental disclosures of cash flow
Cash paid for income taxes	$71	$95
Cash paid for interest	$1,327	$1,120
Capital expenditures in accounts payable	$-	$186

Non-cash investing activities:
Contributions to equity method investees	$1,172	$-

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

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the partnership’s 2017 annual report on Form 10-K for the year ended December 31, 2017.

As of March 31, 2018, the partnership owns a 50% interest in two joint ventures: NLR Energy Logistics LLC and DKGP Energy Terminals LLC. The partnership accounts for its interest in joint ventures using the equity method of accounting, with its investment recorded at the acquisition cost plus the partnership’s share of equity in undistributed earnings or losses and reduced by distributions received.

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

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.5 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol its parent produces. The ethanol produced by the parent is predominantly fuel grade, made principally from starch extracted from corn, and primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol or other fuels and products it handles. As a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied. Generally this occurs with the completion of services or the transfer of control of products to the customer or another specified third party.  Revenue is derived upon transfer of control of product from our storage tanks and fuel terminals, when railcar volumetric capacity is provided, and as truck transportation services are performed. The partnership generates a substantial portion of its revenues under fee-based commercial agreements with Green Plains Trade. Please refer to Note 2 - Revenue to the consolidated financial statements for further details.

Operations and Maintenance Expenses

The partnership’s operations and maintenance expenses consist primarily of lease expenses related to the transportation assets, labor expenses, outside contractor expenses, insurance premiums, repairs and maintenance expenses, and utility costs. These expenses also include fees for certain management, maintenance and operational services to support the facilities, trucks, and leased railcar fleet allocated by Green Plains under the operational services and secondment agreement.

Concentrations of Credit Risk

In the normal course of business, the partnership is exposed to credit risk resulting from the possibility a loss may occur due to failure of another party to perform according to the terms of their contract. The partnership provides fuel storage and transportation services for various parties with a significant portion of its revenues earned from Green Plains Trade. The partnership continually monitors its credit risk exposure and concentrations. Please refer to Note 2 – Revenue and Note 9 – Related Party Transactions to the consolidated financial statements for additional information.

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

Asset Retirement Obligations

The partnership records an ARO for the fair value of the estimated costs to retire a tangible long-lived asset in the period incurred if it can be reasonably estimated, which is subsequently adjusted for accretion expense. Corresponding asset retirement costs are capitalized as a long-lived asset and depreciated on a straight-line basis over the asset’s remaining useful life. The expected present value technique used to calculate the fair value of the AROs includes assumptions about costs, settlement dates, interest accretion, and inflation. Changes in assumptions, such as the amount or timing of estimated cash flows, could increase or decrease the AROs. The partnership’s AROs are based on legal obligations to perform remedial activity related to land, machinery and equipment when certain operating leases expire.

Equity Method Investments

The partnership accounts for investments in which the partnership exercises significant influence using the equity method so long as the partnership (i) does not control the investee and (ii) is not the primary beneficiary of the entity. The partnership recognizes these investments as a separate line item in the consolidated balance sheets. The partnership’s proportional share of earnings or loss in these investments is recognized on a one-month lag as a separate line item in the consolidated statements of operations.

The partnership recognizes losses in the value of equity method investees when there is evidence of an other-than-temporary decrease in value. Evidence of a loss might include, but would not necessarily be limited to, the inability to recover the carrying amount of the investment or the inability of the equity method investee to sustain an earnings capacity that justifies the carrying amount of the investment. The current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. The partnership evaluates equity method investees when there is evidence an investment may be impaired.

Distributions paid to the partnership from unconsolidated equity method investees are classified as operating activities in the consolidated statements of cash flows until the cumulative distributions exceed the partnership’s proportional share of income from the equity method investees since the date of initial investment. The amount of cumulative distributions paid to the partnership that exceeds the cumulative proportional share of income in each period represents a return of investment, which is classified as an investing activity in the consolidated statements of cash flows.

Recent Accounting Pronouncements

On January 1, 2018, the partnership adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers. Please refer to Note 2 - Revenue to the consolidated financial statements for further details.

Effective January 1, 2018, the partnership early adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. The annual goodwill impairment test will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge equal to the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit, would be recognized. The amended guidance will be applied prospectively when the annual impairment testing is performed in the current year. The partnership does not believe the new guidance will have a material impact on the consolidated financial statements.

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

2.  REVENUE

Adoption of ASC Topic 606

On January 1, 2018, the partnership adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There was no adjustment required to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the consolidated statements of operations or balance sheets for the three months ended March 31, 2018. The partnership expects the impact of the adoption of the new revenue standard to be immaterial to net income on an ongoing basis.

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied.  Generally this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Revenue is measured as the amount of consideration expected to be received in exchange for providing services.

Revenue by Source

The following table disaggregates our revenue by major source for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues
Service revenues
Terminal services	$2,281	$2,544
Trucking and other	1,083	533
Railcar transportation services	26	30
Total service revenues	3,390	3,107
Leasing revenues (1)
Storage and throughput services	14,642	16,054
Railcar transportation services	7,443	7,500
Terminal services	410	568
Total leasing revenues	22,495	24,122
Total revenues	$25,885	$27,229

(1) Leasing revenues do not represent revenues recognized from contracts with customers under ASC Topic 606, Revenue from Contracts with Customers, and continue to be accounted for under ASC Topic 840, Leases.

Terminal Services Revenue

The partnership provides terminal services and logistics solutions to Green Plains Trade, and other customers, through its fuel terminal facilities under various terminal service agreements, some of which have minimum volume commitments. Revenue generated by these terminals is disaggregated between service revenue and leasing revenue in accordance with the new revenue standard. If Green Plains or other customers fail to meet their minimum volume commitments during the applicable term, a deficiency payment equal to the deficient volume multiplied by the applicable fee will be charged. Deficiency payments related to the partnership’s terminal services revenue may not be utilized as credits toward future volumes. At terminals where customers have shared use of terminal and tank storage assets, revenue is generated from contracts with customers and accounted for as service revenue. This service revenue is recognized at the point in time when product is withdrawn from tank storage. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment or total actual throughput withdrawn from tank storage if in excess of the minimum volume commitment.

Trucking and Other Revenue

The partnership transports ethanol, natural gasoline, other refined fuels and feedstocks by truck from identified receipt points to various delivery points. Trucking revenue is recognized over time based on the percentage of total miles traveled, which is on average less than 100 miles.

Railcar Transportation Services Revenue

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. Green Plains Trade is required to pay the partnership fees for the minimum railcar volumetric capacity provided, regardless of utilization of that capacity. However, Green Plains Trade is not charged for railcar volumetric capacity that is not available for use due to inspections, upgrades or routine repairs and maintenance. Revenue associated with the rail transportation services fee is considered leasing revenue and is recognized over the term of the lease based on the actual average daily railcar volumetric capacity provided. The partnership may also charge Green Plains Trade a related services fee for logistical operations management of railcar volumetric capacity utilized by Green Plains Trade which is not provided by the partnership. Revenue associated with the related services fee is considered service revenue generated from contracts with customers and is recognized at a point in time based on average daily railcar volumetric capacity managed.

Storage and Throughput Revenue

The partnership generates leasing revenue from its storage and throughput agreement with Green Plains Trade based on contractual rates charged for the handling, storage and throughput of ethanol.  Under this agreement, Green Plains Trade is required to pay the partnership a fee for a minimum volume commitment regardless of the actual volume delivered. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, the partnership will charge Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. Revenue is recognized over the term of the lease based on the minimum volume commitment or total actual throughput withdrawn from tank storage if in excess of the minimum volume commitment.

Payment Terms

The partnership has standard payment terms, which vary depending on the nature of the services provided, with the majority of terms falling within 10 to 30 days after transfer of control or completion of services. In instances where the timing of revenue recognition differs from the timing of invoicing, the partnership has determined that contracts generally do not include a significant financing component.

Major Customers

Revenue from Green Plains Trade Group was $24.3 million and $25.8 million for the three months ended March 31, 2018 and 2017, respectively, which exceeds 10% of the partnership's total revenue.

Contract Liabilities

The partnership records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service and lease agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations.

The following table reflects the changes in our unearned revenue from service agreements for the three months ended March 31, 2018 (in thousands):

	March 31,	December 31,	Three Month
	2018	2017	Change
Unearned revenue	$228	$194	$34

 During the three months ended March 31, 2018, the partnership recognized revenue of $194 thousand that was included in unearned revenue associated with service agreements at the beginning of the period.

During the three months ended March 31, 2018, unearned revenue associated with service agreements increased by $34 thousand, primarily as a result of fluctuations in customer inventory levels in tank storage. The partnership expects to recognize all of the unearned revenue associated with service agreements as of March 31, 2018 in the subsequent quarter when the inventory is withdrawn from tank storage.

Unearned revenue associated with lease agreements of $1.4 million and $1.0 million as of March 31, 2018 and December 31, 2017, respectively, is not considered a contract liability under the new revenue standard.

3.  DEBT

Revolving Credit Facility

Green Plains Operating Company has a $235.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. On February 20, 2018, the partnership accessed a portion of its available accordion to increase the revolving credit facility by $40.0 million, from $195.0 million to $235.0 million. The credit facility can be increased by an additional $20.0 million without the consent of the lenders. Advances under the credit facility, are subject to a floating interest rate based on the preceding fiscal quarter’s consolidated leverage ratio at a base rate plus 1.25% to 2.00% or LIBOR plus 2.25% to 3.00%. The unused portion of the credit facility is also subject to a commitment fee of 0.35% to 0.50%, depending on the preceding fiscal quarter’s consolidated net leverage ratio.

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The revolving credit facility is guaranteed by the partnership, each of its existing subsidiaries, and any potential future domestic subsidiaries. As of March 31, 2018, the revolving credit facility had an average interest rate of 4.16%.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the capital stock of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, and (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated net leverage ratio of 3.50x and a minimum consolidated interest coverage ratio of 2.75x, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. The consolidated leverage ratio is calculated by dividing total funded indebtedness minus the lesser of cash in excess of $5.0 million or $30.0 million by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated interest coverage ratio is calculated by dividing the sum of the four preceding fiscal quarters’ consolidated EBITDA by the sum of the four preceding fiscal quarters’ interest charges.

On February 16, 2018, the partnership amended the permitted investment clause of the revolving credit facility to allow joint venture investments, including DKGP Energy Terminals LLC as well as the future possible investment in the Beaumont export terminal through JGP Energy Partners LLC. All other material terms of the credit agreement remain substantially the same.

The partnership had $129.0 million and $126.9 million of borrowings outstanding under the revolving credit facility as of March 31, 2018 and December 31, 2017, respectively.

The partnership had $112 thousand and $125 thousand of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of March 31, 2018 and December 31, 2017, respectively.

Scheduled long‑term debt repayments as of March 31, 2018, are as follows (in thousands):

Year Ending December 31,	Amount
2018	$-
2019	-
2020	129,665
2021	671
2022	678
Thereafter	6,086
Total	$137,100

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of March 31, 2018.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the three months ended March 31, 2018 and 2017.

4.  UNIT-BASED COMPENSATION

The board of directors of the general partner adopted the LTIP upon completion of the IPO. The LTIP is intended to promote the interests of the partnership, its general partner and affiliates by providing unit-based incentive compensation awards to employees, consultants and directors to encourage superior performance. The LTIP reserves 2,500,000 common limited partner units for issuance in the form of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The partnership measures unit-based compensation grants at fair value on the grant date and records noncash compensation expense related to the awards over the requisite service period.

There was no change in the number of non-vested unit-based awards during the three months ended March 31, 2018.

Compensation costs related to the unit-based awards of $60 thousand and $59 thousand were recognized during the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, there was $60 thousand of unrecognized compensation costs from unit-based compensation awards.

5.  PARTNERS’ CAPITAL

Components of partners’ capital are as follows (in thousands):

	Partners' Capital
	Limited Partners
	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2017	$115,747	$(38,505)	$(139,376)	$(712)	$(62,846)
Quarterly cash distributions to unitholders	(5,420)	(2,063)	(7,468)	(355)	(15,306)
Net income	4,751	1,808	6,546	267	13,372
Unit-based compensation, including general partner net contributions	60	-	-	-	60
Balance, March 31, 2018	$115,138	$(38,760)	$(140,298)	$(800)	$(64,720)

There was no change in the number of common and subordinated limited partner units outstanding during the three months ended March 31, 2018.

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

The general partner also holds incentive distribution rights that entitles it to receive increasing percentages, up to 48%, of available cash distributed from operating surplus, as defined in the partnership agreement, in excess of $0.46 per unit per quarter. The maximum distribution of 48% does not include any distributions the general partner or its affiliates may receive on its general partner interest, common units, or subordinated units.

On February 9, 2018, the partnership distributed $15.3 million to unitholders of record as of February 2, 2018, related to the quarterly cash distribution of $0.47 per unit that was declared on January 18, 2018, for the quarter ended December 31, 2017.

The total cash distributions paid during the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
General partner distributions	$306	$279
Incentive distributions	49	-
Total distributions to general partner	355	279

Limited partner common units - public	5,420	4,954
Limited partner common units - Green Plains	2,063	1,888
Limited partner subordinated units - Green Plains	7,468	6,832
Total distributions to limited partners	14,951	13,674
Total distributions paid	$15,306	$13,953

On April 19, 2018, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $15.5 million, for the quarter ended March 31, 2018. The distribution will be paid on May 11, 2018, to unitholders of record as of May 4, 2018.

The total cash distributions declared for the three months ended March 31, 2018 and 2017, are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
General partner distributions	$310	$286
Incentive distributions	73	-
Total distributions to general partner	383	286

Limited partner common units - public	5,478	5,069
Limited partner common units - Green Plains	2,085	1,931
Limited partner subordinated units - Green Plains	7,547	6,992
Total distributions to limited partners	15,110	13,992
Total distributions declared	$15,493	$14,278

6.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of March 31, 2018.  The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended March 31, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$7,563	$7,547	$383	$15,493
Earnings less than distributions	(1,004)	(1,001)	(116)	(2,121)
Total net income	$6,559	$6,546	$267	$13,372

Weighted-average units outstanding - basic and diluted	15,922	15,890

Earnings per limited partner unit - basic and diluted	$0.41	$0.41

	Three Months Ended March 31, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$7,000	$6,992	$286	$14,278
Earnings in excess of distributions	343	342	14	699
Total net income	$7,343	$7,334	$300	$14,977

Weighted-average units outstanding - basic and diluted	15,910	15,890

Earnings per limited partner unit - basic and diluted	$0.46	$0.46

7.  INCOME TAXES

The partnership is a limited partnership, which is not subject to federal income taxes. The general partner and the unitholders are responsible for paying federal and state income taxes on their share of the partnership’s taxable income. However, the partnership owns a subsidiary that is taxed as a corporation for federal and state income tax purposes. In addition, the partnership is subject to state income taxes in certain states. As a result, the financial statements reflect a provision or benefit for such income taxes.

The partnership recognizes uncertainties in income taxes based upon the technical merits of the position, and measures the maximum benefit and degree of likelihood to determine the tax liability in the financial statements.

Effective January 1, 2018, the partnership is required to comply with the Centralized Partnership Audit Regime (“CPAR”), which was enacted as part of the Bipartisan Budget Act of 2015. Prior to January 1, 2018, tax adjustments were determined  at the partnership level, but any additional taxes, including applicable penalties and interest, were collected directly from the partners. Under the CPAR, if an audit of the partnership’s income tax returns for fiscal years beginning after December 31, 2017 results in any adjustments, the IRS will collect the resulting taxes, penalties or interest directly from the partnership. An election is available to allocate the tax audit adjustments to the general partner and unitholders once they have been calculated at the partnership level. However, the partnership does not anticipate making such an election at this time.

8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land and railcars under agreements that expire on various dates. For accounting purposes, lease expense is based on a straight-line amortization of total payments required over the term of the lease, which resulted in a deferred lease liability of $808 thousand and $797 thousand as of March 31, 2018 and December 31, 2017, respectively. The partnership incurred lease expenses of $5.6 million and $5.8 million during the three months ended March 31, 2018 and 2017, respectively. Aggregate minimum lease payments under these agreements for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$13,958
2019	15,745
2020	13,458
2021	7,327
2022	5,488
Thereafter	6,595
Total	$62,571

In accordance with the amended storage and throughput agreement with Green Plains Trade, Green Plains Trade is obligated to deliver a minimum of 296.6 mmg per calendar quarter to the partnership’s storage facilities and pay $.05 per gallon on all volume it throughputs associated with the agreement.  During the first quarter of 2018, Green Plains reduced its ethanol production volumes in conjunction with plant improvement projects and seasonally weaker margins, operating its ethanol facilities at approximately 76.5% of capacity. Lower capacity utilization resulted in ethanol production of 280.4 mmg compared with the contracted minimum volume commitment of 296.6 mmg. As a result, the partnership charged Green Plains Trade a deficiency payment of $0.7 million related to the minimum volume commitment for the three months ended March 31, 2018. The payment may be applied as a credit towards future volume delivered in excess of the minimum volume commitment during the next four quarters. The partnership also has minimum volume commitment terminal agreements with other customers at various rates. Minimum operating lease revenues under these agreements for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$45,017
2019	59,320
2020	59,320
2021	59,320
2022	59,320
Thereafter	148,300
Total	$430,597

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may fluctuate based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenues under this agreement for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$18,500
2019	21,726
2020	19,285
2021	11,808
2022	8,666
Thereafter	1,283
Total	$81,268

Service Agreements

The partnership entered into agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during the three months ended March 31, 2018 and 2017.  Aggregate minimum payments under these agreements for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$751
2019	1,132
2020	241
2021	156
2022	156
Thereafter	-
Total	$2,436

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

9.  RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $1.2 million and $1.0 million for the three months ended March 31, 2018 and 2017, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

The storage and throughput, rail transportation services, and trucking transportation agreements have various automatic renewal terms if not cancelled by either party within specified timeframes. Please refer to Item 15 – Exhibits, Financial Statement Schedule in our annual report on Form 10-K for the year ended December 31, 2017 for further details.

The storage and throughput agreement and terminal services agreements are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay volumetric capacity commitments.

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum of 296.6 mmg of product per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement.  If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the next four quarters, after which time any unused credits will expire. The partnership charged Green Plains Trade a deficiency payment of $0.7 million related to the minimum volume commitment for the three months ended March 31, 2018.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average monthly fee was approximately $0.0252 and $0.0282 during the three months ended March 31, 2018 and 2017,  respectively, for the railcar volumetric capacity provided by the partnership, which was 99.2 mmg and 89.2 mmg, respectively.  The partnership’s leased railcar fleet consisted of approximately 3,500 and 3,150 railcars as of March 31, 2018 and 2017, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade, which was approximately 6.6 mmg and 7.7 mmg for the three months ended March 31, 2018 and 2017, respectively. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation agreement of $22.1 million and $23.6 million for the three months ended March 31, 2018 and 2017, respectively. The partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $2.2 million for the three months ended March 31, 2018 and 2017.

Other Related Party Revenues and Expenses

The partnership incurs expenses charged by a subsidiary of the parent for cleaning of its storage tanks.  The partnership incurred tank cleaning expenses of $10 thousand for the three months ended March 31, 2018 for these services. There were no tank cleaning expenses incurred for the three months ended March 31, 2017.

Equity Method Investments

The partnership entered into a project management agreement with NLR Energy Logistics LLC, effective June 23, 2017 through the completion of construction of the Little Rock, Arkansas unit train terminal. The agreement states that NLR owes the partnership a fixed monthly fee to coordinate and manage the development, design, and construction of the terminal. During the three months ended March 31, 2018, the partnership recognized $75 thousand of other income for these services. In addition, the partnership paid construction costs on behalf of the joint venture, for which it was owed reimbursement. As of March 31, 2018, the partnership had $1.5 million in accounts receivable for project management fees and construction costs paid on behalf of the joint venture, which were reimbursed in the subsequent month by NLR.

10.  EQUITY METHOD INVESTMENTS

NLR Energy Logistics LLC

In February 2017, the partnership and Delek Renewables LLC formed NLR Energy Logistics LLC,  a 50/50 joint venture, to build an ethanol unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. Construction of the terminal was completed during the quarter, and operations commenced in April 2018 at a total cost of approximately $7.0 million. As of March 31, 2018, the partnership had $1.5 million in accounts receivable for project management fees and construction costs paid on behalf of the joint venture, which were reimbursed in the subsequent month by NLR.

The partnership's investment in NLR was financed through a combination of cash from operations and borrowings under its revolving credit facility.   As of March 31, 2018, the partnership's investment balance in the joint venture was $3.4 million.

The partnership does not consolidate any part of the assets or liabilities or operating results of its equity method investees.  The partnership’s share of net income or loss of the investee increases or decreases, as applicable, the carrying value of the investment. With respect to NLR,  the partnership determined that this entity does not represent a  variable interest entity and consolidation is not required. In addition, although the partnership has the ability to exercise significant influence over the joint venture through board representation and voting rights,  all significant decisions require the consent of the other investor without regard to economic interest.

The partnership’s proportional share of the NLR earnings or losses are reported on a one-month lag in the consolidated statements of operations. The following table presents combined summarized statement of operations data for our equity method investment in NLR for the three months ended February 28, 2018 (amounts represent 100% of investee financial information in thousands):

Three Months Ended February 28, 2018
Total revenues	$-
Total operating expenses	26
Net loss	$26

DKGP Energy Terminals LLC

On February 16, 2018, the partnership and Delek Logistics Partners LP formed DKGP Energy Terminals LLC, a  50/50 joint venture, to acquire and manage light products terminal assets in Texas and Arkansas.  In conjunction with the formation of the joint venture, DKGP executed a membership interest purchase agreement with AMID Merger LP, to acquire all of the membership interests of AMID Refined Products LLC (“AMID”) for approximately $138.5 million. Through its subsidiaries, AMID owns the assets of two light products fuel terminals located in Caddo Mills, Texas and North Little Rock, Arkansas. Upon closing of the acquisition, the partnership will contribute  $81.75 million in cash for its 50% share in the joint venture and customary closing costs.  Delek Logistics Partners LP will contribute $57.75 million in cash as well as two of its existing terminals located in Caddo Mills, Texas and North Little Rock, Arkansas, for their 50% share in the joint venture and customary closing costs. The four terminals will have combined on-site storage capacity of approximately 1.8 million barrels, access to major pipelines and railroads, and the ability to transload various products, including gasoline, diesel, biodiesel, distillates and ethanol. The transaction is anticipated to close in the second half of 2018, subject to customary closing conditions and regulatory approvals, and will be accounted for as an equity method investee. The partnership will report its proportional share of earnings and losses of DKGP on a one-month lag in the consolidated statements of operations.

During the three months ended March 31, 2018, the partnership incurred $135 thousand in transaction costs associated with the formation of DKGP. The joint venture did not incur any material expenses as of February 28, 2018, and as such no contributions to equity method investees were made by the partnership to DKGP as of March 31, 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2017 annual report. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results we expect for the full year.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include those discussed in Part I, Item 1A – Risk Factors of our 2017 annual report or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; and other risk factors detailed in our reports filed with the SEC.

We believe our expectations regarding future events are based on reasonable assumptions. However, these assumptions may not be accurate or account for all risks and uncertainties. Consequently, forward-looking statements are not guaranteed. Actual results may vary materially from those expressed or implied in our forward-looking statements. In addition, we are not obligated nor do we intend to update our forward-looking statements as a result of new information unless it is required by applicable securities laws. We caution investors not to place undue reliance on forward-looking statements, which represent management’s views as of the date of this report or documents incorporated by reference.

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

Results of Operations

During the first quarter of 2018, our parent reduced its ethanol production volumes in conjunction with plant improvement projects and seasonally weaker margins, operating its ethanol facilities at approximately 76.5% of capacity. Lower capacity utilization resulted in ethanol production of 280.4 mmg compared with the contracted minimum volume commitment of 296.6 mmg per calendar quarter. As a result, we charged Green Plains Trade a deficiency payment of $0.7 million related to the minimum volume commitment for the three months ended March 31, 2018. The payment may be applied as a credit towards future volume delivered in excess of the minimum volume commitment during the next four quarters.

Adjusted EBITDA and Distributable Cash Flow

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, plus adjustments for transaction costs related to acquisitions or financing transactions, minimum volume commitment deficiency payments, unit-based compensation expense, net gains or losses on asset sales, and our proportional share of EBITDA adjustments of equity method investees.

Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, income taxes paid or payable, maintenance capital expenditures, which are defined under our partnership agreement as cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain our operating capacity or operating income, and our proportional share of distributable cash flow adjustments of equity method investees.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three months ended March 31, 2018 and 2017 (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$13,372	$14,977
Interest expense	1,571	1,228
Income tax expense	32	47
Depreciation and amortization	1,181	1,254
MVC adjustments (1)	747	-
Transaction costs	135	-
Unit-based compensation expense	60	59
Proportional share of EBITDA adjustments of equity method investees (2)	-	-
Adjusted EBITDA	17,098	17,565
Interest paid or payable	(1,571)	(1,228)
Income taxes paid or payable	(32)	(47)
Maintenance capital expenditures	(15)	(106)
Proportional share of distributable cash flow adjustments of equity method investees (3)	-	-
Distributable cash flow	$15,480	$16,184

Distributions declared (4)	$15,493	$14,278

Coverage ratio	1.00x	1.13x

(1) Adjustments related to the storage and throughput quarterly minimum volume commitments.

(2) Represents our proportional share of depreciation and amortization, interest expense, and income tax expense of equity method investees.

(3) Represents our proportional share of interest paid or payable, income taxes paid or payable, and maintenance capital expenditures of equity method investees.

(4) Represents distributions declared for the applicable period and paid in the subsequent quarter.

Recent Developments

On February 16, 2018, we partnered with Delek Logistics Partners LP to form DKGP Energy Terminals LLC, a 50/50 joint venture, to acquire and manage light products terminal assets in Texas and Arkansas.  In conjunction with the formation of the joint venture, DKGP executed a membership interest purchase agreement with AMID Merger LP, to acquire all of the membership interests of AMID Refined Products LLC (“AMID”) for approximately $138.5 million. Through its subsidiaries, AMID owns the assets of two light products fuel terminals located in Caddo Mills, Texas and North Little Rock, Arkansas. Upon closing of the acquisition, we will contribute $81.75 million in cash for our 50% share in the joint venture and customary closing costs. Delek Logistics Partners LP will contribute $57.75 million in cash as well as two of its existing terminals located in Caddo Mills, Texas and North Little Rock, Arkansas, for their 50% share in the joint venture and customary closing costs. The four terminals will have combined on-site storage capacity of approximately 1.8 million barrels, access to major pipelines and railroads, and the ability to transload various products, including gasoline, diesel, biodiesel, distillates and ethanol. We  anticipate the transaction will close in the second half of 2018, subject to customary closing conditions and regulatory approvals.

During the fourth quarter of 2017, commercial development of the JGP Energy Partners intermodal import and export fuels terminal in Beaumont, Texas was completed, with storage capacity of 550 thousand barrels to support various export and domestic grades of ethanol. On December 4, 2017, the first ethanol shipment departed from the terminal. Our parent formed the 50/50 joint venture to construct the terminal in June 2016 with Jefferson Ethanol Holdings LLC, a subsidiary of Fortress Transportation and Infrastructure Investors LLC. Per the omnibus agreement between Green Plains and the partnership, Green Plains is required to offer its interest in the joint venture to the partnership no later than six months after the completion of construction. However, we have agreed with our parent to extend the offer period until no later than October 15, 2018.

In February 2017, we partnered with Delek Renewables LLC to form NLR Energy Logistics LLC, a 50/50 joint venture, to build an ethanol unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of March 31, 2018, we contributed a total of $3.3 million to the joint venture for construction and $0.1 million for operating expenses. In April 2018, an additional $0.2 million was contributed to settle final construction costs, which totaled approximately $7.0 million. Operations at the terminal commenced in mid-April.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three months ended March 31, 2018 and 2017.

Selected financial information for the three months ended March 31, 2018 and 2017, is as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2018	2017	% Var.
Revenues
Storage and throughput services	$14,642	$16,054	(8.8)%
Terminal services	2,691	3,112	(13.5)
Railcar transportation services	7,469	7,530	(0.8)
Trucking and other	1,083	533	103.2
Total revenues	25,885	27,229	(4.9)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	8,410	8,531	(1.4)
General and administrative	1,401	1,212	15.6
Depreciation and amortization	1,181	1,254	(5.8)
Total operating expenses	10,992	10,997	(0.0)
Operating income	$14,893	$16,232	(8.2)%

Selected operating data for the three months ended March 31, 2018 and 2017, is as follows (unaudited):

	Three Months Ended March 31,
	2018	2017	% Var.
Product volumes (mmg)
Storage and throughput services	298.3	321.1	(7.1)%

Terminal services:
Affiliate	29.6	48.9	(39.5)
Non-affiliate	32.1	25.5	25.9
	61.7	74.4	(17.1)

Railcar capacity billed (daily avg.)	99.2	89.2	11.2

Three Months Ended March 31, 2018, Compared with the Three Months Ended March 31, 2017

Consolidated revenues decreased $1.3 million for the three months ended March 31, 2018, compared with the same period for 2017.  Revenues generated from our storage and throughput agreement decreased  $1.4 million as a result of reduced throughput activity by Green Plains Trade. Revenues generated from our terminal services agreements decreased $0.4 million due to lower throughput at our fuel terminals. These decreases were partially offset by a $0.5 million increase in revenue generated by the expansion of our trucking fleet.

Operations and maintenance expenses decreased $0.1 million for the three months ended March 31, 2018, compared with the same period for 2017,  primarily due to lower repair, maintenance and railcar offload expenses associated with our terminal operations.

General and administrative expenses increased $0.2 million for the three months ended March 31, 2018, compared with the same period for 2017, primarily due to transaction costs related to the formation of the DKGP joint venture and associated membership purchase agreement with AMID Merger LP.

Distributable cash flow decreased $0.7 million for the three months ended March 31, 2018, compared with the same period for 2017 primarily due to lower net income of $1.6 million. Interest expense increased by $0.3 million due to the $80 million year-over-year increase in the revolving credit facility, in addition to higher interest rates. The decrease in net income was partially offset by a $0.7 million charge to Green Plains Trade for volume delivered less than the MVC during the current quarter.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.04 million barrels per day during the first quarter of 2018, maintaining the same rate of production as the first quarter of last year. Refiner and blender input volume increased slightly to 875 thousand barrels per day for the first quarter of 2018 compared with 871 thousand barrels per day for the same quarter last year. Ethanol demand grew at a slower rate than consumer gasoline demand, which increased 3.3% quarter over quarter, despite more retail stations offering higher blends. As of March 31, 2018, there were approximately 1,360 retail stations selling E15, up from 1,210 at the beginning of the period, according to Growth Energy. Ethanol futures traded at an average discount of $0.45 to RBOB during the first quarter of 2018. U.S. domestic ethanol ending stocks dropped by 1.3 million barrels, or 5.4%, to 22.4 million barrels on March 31, 2018, compared with 23.7 million barrels for the first quarter of 2017.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, year-to-date domestic ethanol exports through February 28, 2018, were 307.0 mmg, up 18.2%, from 259.8 mmg for the comparable period in 2017. Brazil remained the largest export destination for U.S. ethanol, which accounted for 47% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. Canada, China, Singapore and India accounted for 14%, 11%, 5% and 5%, respectively, of U.S. ethanol exports.

U.S. corn-based ethanol continues to have a price advantage, including the current tariff in Brazil, over Brazilian ethanol due to the price of corn relative to sugar cane as a feedstock. On April 1, 2018, however, China announced it would add a 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 13 cents per pound during the first quarter of 2018, compared with an average of 16 cents per pound for 2017. We currently estimate that net ethanol exports will reach between 1.6 billion gallons and 1.8 billion gallons in 2018 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns and an interest in reducing the country’s dependence on foreign oil. When RFS II was established in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015. In November 2017, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2018.

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

The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. In November 2017, the EPA denied a petition to change the point of obligation under RFS II to the parties that own the gasoline before it is sold. Notwithstanding, the EPA has recently granted a number of small refiner exemptions, whereby such refiners were alleviated of their responsibility to supply RINS for their obligated volumes. These waived gallons are not redistributed to obligated parties, so in effect the small refinery exemptions reduce the RVO. Likewise, the US Bankruptcy Court in Delaware recently alleviated significant RIN obligations of Philadelphia Energy Solutions (PES), a bankrupt east coast refiner.

Consumer acceptance of flex-fuel vehicles and higher ethanol blends may be necessary before ethanol can achieve significant growth in U.S. market share. CAFE, which was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks, provides a 54% efficiency bonus to flexible-fuel vehicles running on E85. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold between June and September, even though it exceeds the Reid vapor pressure limitation of nine pounds per square inch. The One-Pound Waiver does not apply to E15, even though it has similar physical properties to E10.

Congress may also consider legislation that would impact the RFS. Bills have been introduced in the House and Senate and others are being discussed, which would sunset the corn based ethanol mandate.

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

Valero Energy and refining trade group American Fuel and Petrochemical Manufacturers (AFPM) have challenged the EPA’s handling of the U.S. biofuel mandate in separate actions on January 26, 2018. AFPM is asking the D.C. U.S. Court of Appeals to review the EPA’s November 2017 decision to reject proposed changes to the structure of the RFS, including moving the point of obligation from refiners and importers of fuel to fuel blenders. Valero filed two petitions with the same court, one seeking review of the annual RVO rule set by the EPA for 2018 and 2019, which dictates the volumes of renewable fuels to be blended in the coming years, and a second arguing against the EPA’s December 2017 assertion that the agency has fulfilled its duty to periodically review the RFS as directed by statute.

Government actions abroad can significantly impact the volume of ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during the year due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect in January 2017. There is no assurance the recently issued joint plan will lead to increased imports of U.S. ethanol. CAMEX issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years. In Mexico, four lawsuits challenging the June 2017 decision by the Energy Regulatory Commission of Mexico (CRE) to approve the use of 10% ethanol blends were dismissed. A fifth lawsuit was allowed to proceed for judicial review, despite precedent set by the Mexico Supreme Court for dismissal. The CRE is expected to defend its position before the judge makes a final decision. Should the judge rule in favor of the plaintiff, the case will go to Mexico’s Supreme Court. U.S. ethanol exports to Mexico totaled 30 mmg in 2017.

On April 12, 2018, following a series of meetings involving President Trump, Senators, key federal agency leaders and the industry, President Trump indicated that the EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to address the One-Pound Waiver that currently inhibits sales of E15 in certain markets during summer driving months. President Trump further suggested he may consider relief for petroleum refiners, which could involve modifications to how RINs are generated, priced, and/or traded. The EPA is considering a letter of no action assurance which could allow retailers to avoid relabeling their E15 pumps as flex fuel only ahead of the upcoming summer driving season.

Other Regulation

The Tax Cuts and Jobs Act was signed into law on December 22, 2017, effective on January 1, 2018. Among other provisions, the new law reduced the federal statutory corporate income tax rate from 35% to 21%.

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

On February 20, 2018, we accessed a portion of our available accordion to increase the revolving credit facility by $40.0 million, from $195.0 million to $235.0 million.

At March 31, 2018, we had $0.6 million of cash and cash equivalents and $106.0 million available under our revolving credit facility.

Net cash provided by operating activities was $14.7 million for the three months ended March 31, 2018, compared with net cash provided by operating activities of $16.7 million for the three months ended March 31, 2017. Decreased cash flows from operating activities resulted primarily from a decrease in net income of $1.6 million primarily driven by reduced throughput by Green Plains Trade at our storage facilities. Net cash used in investing activities was $1.2 million for the three months ended March 31, 2018, due to the expansion of our truck and tanker fleet. Net cash used in financing activities was $13.4 million for the three months ended March 31, 2018, compared with $16.5 million for the three months ended March 31, 2017.  The change in cash used in financing activities was primarily due to additional net borrowings on the revolving credit facility in the current year.

We incurred capital expenditures of $1.2 million for the three months ended March 31, 2018,  primarily due to expansion of our truck and tanker fleet.  We expect to incur approximately $0.1 million in the second quarter of 2018 for remaining capital costs related to this fleet expansion.

Equity method investee contributions related to the NLR joint venture of  $1.2 million for the three months ended March 31, 2018, were paid in the second quarter of 2018. We expect our additional contributions to NLR to be approximately $0.4 million during the second quarter of 2018, including $0.2 million for settlement of final construction costs and $0.2 million for operating reserves.

On February 16, 2018, we partnered with Delek Logistics Partners LP to form DKGP Energy Terminals LLC, a 50/50 joint venture, to acquire and manage light products terminal assets in Texas and Arkansas. The transaction is anticipated to close in the second half of 2018, subject to customary closing conditions and regulatory approvals. For more information on this transaction, see Note 10 – Equity Method Investments to the consolidated financial statements in this report.

Revolving Credit Facility

Green Plains Operating Company has a $235.0 million secured revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The facility can be increased by up to $20.0 million without the consent of the lenders. At March 31, 2018, the outstanding principal balance was $129.0 million with an average interest rate of 4.16%.  For more information related to our debt, see Note 3 – Debt to the consolidated financial statements in this report.

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

On February 9, 2018, the partnership distributed $15.3 million to unitholders of record as of February 2, 2018, related to the quarterly cash distribution of $0.47 per unit that was declared on January 18, 2018, for the quarter ended December 31, 2017.

On April 19, 2018, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $15.5 million, for the quarter ended March 31, 2018. The distribution will be paid on May 11, 2018, to unitholders of record as of May 4, 2018.

Contractual Obligations

Our contractual obligations as of March 31, 2018, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$137,100	$-	$129,832	$1,353	$5,915
Interest and fees on debt obligations (2)	13,796	5,886	7,427	165	318
Operating leases (3)	62,571	18,326	26,935	11,365	5,945
Service agreements (4)	2,436	1,135	1,145	156	-
Other (5)	5,034	242	1,345	2,012	1,435
Total contractual obligations	$220,937	$25,589	$166,684	$15,051	$13,613

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

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates. At March 31, 2018, we had $129.0 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $537 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information that must be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2017, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements” of this report. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factor supplements and/or updates risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

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

According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total RVOs are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 RVOs are also more than 20% below statutory levels, the RVO reset will be triggered under RFS II and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

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

On November 22, 2017, the EPA issued a Notice of Denial of Petitions for rulemaking to change the RFS point of obligation which resulted in the EPA confirming the point of obligation will not change. However, Valero Energy and refining trade group American Fuel and Petrochemical Manufacturers (AFPM) have challenged the EPA’s handling of the U.S. biofuel mandate in separate actions on January 26, 2018. AFPM is asking the D.C. U.S. Court of Appeals to review the EPA’s November 2017 decision to reject proposed changes to the structure of the RFS, including moving the point of obligation from refiners and importers of fuel to fuel blenders. Valero filed two petitions with the same court, one seeking review of the annual Renewable Volume Obligation (RVO) rule set by the EPA for 2018 and 2019, which dictates the volumes of renewable fuels to be blended in the coming years, and a second arguing against the EPA’s December 2017 assertion that the agency has fulfilled its duty to periodically review the RFS as directed by statute.

 Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, any changes to RFS II originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol. Recent actions by the EPA to grant small refiner exemptions as well as the Philadelphia Energy Solutions Bankruptcy Court’s decision to grant RIN relief have resulted in lower RIN prices.

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

We may be affected by our parent’s portfolio optimization strategy.

Our parent has announced that it is evaluating the performance of its entire portfolio of assets and businesses. Based on this evaluation, our parent may sell certain assets or businesses or exit particular markets that are no longer a strategic fit or no longer meet their growth or profitability targets. Depending on the nature of the assets sold, our profitability may be impacted by lost operating income or cash flows from such businesses.  In addition, divestitures our parent completes may not yield the targeted improvements in their business and may divert management’s attention from our day-to-day operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
2.1(a)

Membership Interest Purchase Agreement, dated as of February 16, 2018, by and between AMID Merger LP and DKGP Energy Terminals LLC (incorporated herein by reference to Exhibit 2.1(a) of the partnership’s Current Report on Form 8-K filed on February 20, 2018).

2.1(b)

Guaranty Agreement (Buyer), dated as of February 16, 2018, by and between Delek Logistics Partners, LP and Green Plains Partners LP (incorporated herein by reference to Exhibit 2.1(b) of the partnership’s Current Report on Form 8-K filed on February 20, 2018).

2.1(c)

Guaranty Agreement (Seller), dated as of February 16, 2018, by and between American Midstream Partners, LP and DKGP Energy Terminals LLC (incorporated herein by reference to Exhibit 2.1(c) of the partnership’s Current Report on Form 8-K filed on February 20, 2018).

10.1	Limited Liability Agreement of DKGP Energy Terminals LLC (incorporated herein by reference to Exhibit 10.1 of the partnership’s Current Report on Form 8-K filed on February 20, 2018).
10.2

Second Amendment to Credit Agreement, dated February 16, 2018, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and other lenders party thereto (incorporated herein by reference to Exhibit 10.2 of the partnership’s Current Report on Form 8-K filed on February 20, 2018).

10.3

Incremental Joinder Agreement, dated February 20, 2018, among Green Plains Operating Company LLC and Bank of America, as Administrative Agent (incorporated herein by reference to Exhibit 10.3 of the partnership’s Current Report on Form 8-K filed on February 20, 2018).

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
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: May 7, 2018 Date: May 7, 2018

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:   /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:   /s/ John W. Neppl                                   _

John W. Neppl
Chief Financial Officer

(Principal Financial Officer)