Form 10-Q
period 2018-06-30
Green Plains Partners LP
filed 2018-08-02
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2018

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

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes   ☒ No

The registrant had 15,940,789 common units and 15,889,642 subordinated units outstanding as of July 27, 2018.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
DKGP	DKGP Energy Terminals LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

2017 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2017, filed February 14, 2018
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
CAFE	Corporate Average Fuel Economy
CAMEX	Brazil Chamber of Foreign Trade
Conflicts committee	The partnership’s committee reviewing situations involving a transaction with an affiliate or a conflict of interest
D.C.	District of Columbia
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
MVCs	Minimum volume commitments
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RBOB	Reformulated blendstock for oxygenate blending
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
U.S.	United States
USDA	U.S. Department of Agriculture

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$268	$502
Accounts receivable	1,223	2,640
Accounts receivable from affiliates	18,978	17,334
Amortizable lease costs	-	96
Prepaid expenses and other	1,059	1,062
Total current assets	21,528	21,634

Property and equipment, net of accumulated depreciation and amortization of $31,199 and $28,977, respectively	47,241	48,305
Goodwill	10,598	10,598
Investment in equity method investees	3,443	2,237
Note receivable	8,100	8,100
Other assets	1,281	1,394
Total assets	$92,191	$92,268

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$6,353	$5,854
Accounts payable to affiliates	3,511	2,106
Accrued and other liabilities	6,415	6,684
Asset retirement obligations	307	192
Unearned revenue	928	1,222
Total current liabilities	17,514	16,058

Long-term debt	136,900	134,875
Deferred lease liability	819	797
Asset retirement obligations	3,390	3,384
Total liabilities	158,623	155,114

Commitments and contingencies (Note 8)

Partners' capital
Common unitholders - public (11,532,565 units issued and outstanding)	114,594	115,747
Common unitholders - Green Plains (4,389,642 units issued and outstanding)	(38,989)	(38,505)
Subordinated unitholders - Green Plains (15,889,642 units issued and outstanding)	(141,129)	(139,376)
General partner interests	(908)	(712)
Total partners' capital	(66,432)	(62,846)
Total liabilities and partners' capital	$92,191	$92,268

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Affiliate	$24,220	$23,514	$48,477	$49,271
Non-affiliate	1,620	1,551	3,248	3,023
Total revenues	25,840	25,065	51,725	52,294
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	7,893	8,284	16,303	16,815
General and administrative	1,179	1,124	2,580	2,336
Depreciation and amortization	1,105	1,247	2,286	2,501
Total operating expenses	10,177	10,655	21,169	21,652
Operating income	15,663	14,410	30,556	30,642
Other income (expense)
Interest income	20	21	40	41
Interest expense	(1,811)	(1,301)	(3,382)	(2,529)
Other	-	-	75	-
Total other expense	(1,791)	(1,280)	(3,267)	(2,488)
Income before income taxes and loss from equity method investees	13,872	13,130	27,289	28,154
Income tax expense	(33)	(45)	(65)	(92)
Loss from equity method investees	(117)	-	(130)	-
Net income	$13,722	$13,085	$27,094	$28,062

Net income attributable to partners' ownership interests:
General partner	$275	$262	$542	$561
Limited partners - common unitholders	6,730	6,416	13,289	13,759
Limited partners - subordinated unitholders	6,717	6,407	13,263	13,742

Earnings per limited partner unit (basic and diluted):
Common units	$0.42	$0.40	$0.83	$0.86
Subordinated units	$0.42	$0.40	$0.83	$0.86

Weighted average limited partner units outstanding (basic and diluted):
Common units	15,922	15,910	15,922	15,910
Subordinated units	15,890	15,890	15,890	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$27,094	$28,062
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,286	2,501
Accretion	121	118
Amortization of debt issuance costs	299	242
Increase in deferred lease liability	22	30
Unit-based compensation	120	119
Loss from equity method investees	130	-
Other	(1)	-
Changes in operating assets and liabilities:
Accounts receivable	1,417	714
Accounts receivable from affiliates	(1,644)	3,273
Prepaid expenses and other assets	3	176
Accounts payable and accrued liabilities	32	(985)
Accounts payable to affiliates	1,357	(1,486)
Other	23	15
Net cash provided by operating activities	31,259	32,779

Cash flows from investing activities:
Purchases of property and equipment, net	(1,220)	(1,131)
Contributions to equity method investees	(1,288)	-
Net cash used in investing activities	(2,508)	(1,131)

Cash flows from financing activities:
Payments of distributions	(30,800)	(28,231)
Proceeds from revolving credit facility	42,300	33,300
Payments on revolving credit facility	(40,300)	(34,400)
Payments of loan fees	(185)	-
Net cash used in financing activities	(28,985)	(29,331)

Net change in cash and cash equivalents	(234)	2,317
Cash and cash equivalents, beginning of period	502	622
Cash and cash equivalents, end of period	$268	$2,939

Supplemental disclosures of cash flow
Cash paid for income taxes	$124	$143
Cash paid for interest	$2,986	$2,314
Capital expenditures in accounts payable	$-	$80

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

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the reporting period. The partnership bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances. The partnership regularly evaluates the appropriateness of these estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including, but not limited to, those related to depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill, are impacted significantly by judgments, assumptions and estimates used to prepare the consolidated financial statements.

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.5 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol its parent produces. The ethanol produced by the parent is predominantly fuel grade, made principally from starch extracted from corn, and primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol, other fuels or products it handles. As a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied. Generally this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Operating lease revenue is recognized on a straight-line basis over the term of the lease. The partnership generates a substantial portion of its revenues under fee-based commercial agreements with Green Plains Trade. Please refer to Note 2 - Revenue to the consolidated financial statements for further details.

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

Effective January 1, 2019, the partnership will adopt the amended guidance in ASC Topic 842, Leases, which aims to make leasing activities more transparent and comparable, requiring substantially all leases to be recognized by lessees on the balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2018. The standard requires a modified retrospective transition approach and allows for early adoption. In July 2018, the FASB issued Accounting Standards Update, Leases (Topic 842): Targeted Improvements, which provides an option to apply the transition provisions of the new standard at adoption date instead of the earliest comparative period presented in the financial statements. The partnership will elect to use this optional transition method.

The partnership has established an implementation team which continues to review current accounting policies, internal controls, processes, and disclosures that will change as a result of adopting the new standard. The partnership has gathered information on existing leases to obtain a complete population of leases upon adoption, and is working with a third-party vendor to implement a lease accounting system, which will assist in delivering the required accounting changes and disclosures. The new standard will significantly increase right-of-use assets and lease liabilities on the partnership’s consolidated balance sheet, primarily due to operating leases that are currently not recognized on the balance sheet. In addition, it will also require expanded disclosures in the partnership’s consolidated financial statements. The partnership continues to evaluate the impact the new standard may have on revenue streams that are currently reported as operating lease revenue under GAAP. The partnership expects to complete its assessment of the impact of the new guidance on its consolidated financial statements in the second half of 2018.

2.  REVENUE

Adoption of ASC Topic 606

On January 1, 2018, the partnership adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There was no adjustment required to the consolidated January 1, 2018, balance sheet for the adoption of the new revenue standard. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the consolidated statements of operations or balance sheets for the six months ended June 30, 2018.

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied.  Generally this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Revenue is measured as the amount of consideration expected to be received in exchange for providing services.

Revenue by Source

The following table disaggregates our revenue by major source for the three and six months ended June 30, 2018, and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Service revenues
Terminal services	$2,499	$2,397	$4,780	$4,941
Trucking and other	1,220	669	2,303	1,202
Railcar transportation services	27	26	53	56
Total service revenues	3,746	3,092	7,136	6,199
Leasing revenues (1)
Storage and throughput services	15,575	14,225	30,217	30,279
Railcar transportation services	6,128	7,229	13,571	14,729
Terminal services	391	519	801	1,087
Total leasing revenues	22,094	21,973	44,589	46,095
Total revenues	$25,840	$25,065	$51,725	$52,294

(1) Leasing revenues do not represent revenues recognized from contracts with customers under ASC Topic 606, Revenue from Contracts with Customers, and continue to be accounted for under ASC Topic 840, Leases.

Terminal Services Revenue

The partnership provides terminal services and logistics solutions to Green Plains Trade, and other customers, through its fuel terminal facilities under various terminal service agreements, some of which have minimum volume commitments. Revenue generated by these terminals is disaggregated between service revenue and leasing revenue in accordance with the new revenue standard. If Green Plains or other customers fail to meet their minimum volume commitments during the applicable term, a deficiency payment equal to the deficient volume multiplied by the applicable fee will be charged. Deficiency payments related to the partnership’s terminal services revenue may not be utilized as credits toward future volumes. At terminals where customers have shared use of terminal and tank storage assets, revenue is generated from contracts with customers and accounted for as service revenue. This service revenue is recognized at the point in time when product is withdrawn from tank storage. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment or total actual throughput deposited into tank storage if in excess of the minimum volume commitment.

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

Storage and Throughput Revenue

The partnership generates leasing revenue from its storage and throughput agreement with Green Plains Trade based on contractual rates charged for the handling, storage and throughput of ethanol. Under this agreement, Green Plains Trade is required to pay the partnership a fee for a minimum volume commitment regardless of the actual volume delivered. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, the partnership will charge Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire. Revenue is recognized over the term of the lease based on the minimum volume commitment or total actual throughput deposited into tank storage if in excess of the minimum volume commitment.

Payment Terms

The partnership has standard payment terms, which vary depending on the nature of the services provided, with the majority of terms falling within 10 to 30 days after transfer of control or completion of services. Contracts generally do not include a significant financing component in instances where the timing of revenue recognition differs from the timing of invoicing.

Major Customers

Revenue from Green Plains Trade Group was $24.2 million and $48.5 million for the three and six months ended June 30, 2018, respectively, and $23.5 million and $49.3 million for the three and six months ended June 30, 2017, respectively, which exceeds 10% of the partnership's total revenue.

Contract Liabilities

The partnership records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service and lease agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations, and is generally recognized in the subsequent quarter.

The following table reflects the changes in our unearned revenue from service agreements for the three and six months ended June 30, 2018 (in thousands):

Amount
Balance at January 1, 2018	$194
Revenue recognized included in beginning balance	(194)
Net additions	228
Balance at March 31, 2018	228
Revenue recognized included in beginning balance	(228)
Net additions	181
Balance at June 30, 2018	$181

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of June 30, 2018, in the subsequent quarter when the product is withdrawn from tank storage.

Unearned revenue associated with lease agreements of $0.7 million and $1.0 million as of June 30, 2018, and December 31, 2017,  respectively, is not considered a contract liability under the new revenue standard.

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

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The revolving credit facility is guaranteed by the partnership, each of its existing subsidiaries, and any potential future domestic subsidiaries. As of June 30, 2018, the revolving credit facility had an average interest rate of 4.86%.

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

On February 16, 2018, the partnership amended the permitted investment clause of the revolving credit facility to allow certain joint venture investments, including the future possible investment in the Beaumont export terminal through JGP Energy Partners LLC. All other material terms of the credit agreement remain substantially the same.

The partnership had $128.9 million and $126.9 million of borrowings outstanding under the revolving credit facility as of June 30, 2018,  and December 31, 2017, respectively.

The partnership had $100 thousand and $125 thousand of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of June 30, 2018, and December 31, 2017,  respectively.

Scheduled long‑term debt repayments as of June 30, 2018, are as follows (in thousands):

Year Ending December 31,	Amount
2018	$-
2019	-
2020	129,565
2021	671
2022	678
Thereafter	6,086
Total	$137,000

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of June 30, 2018.

4.  UNIT-BASED COMPENSATION

The board of directors of the general partner adopted the LTIP upon completion of the IPO. The LTIP is intended to promote the interests of the partnership, its general partner and affiliates by providing unit-based incentive compensation awards to employees, consultants and directors to encourage superior performance. The LTIP reserves 2,500,000 common limited partner units for issuance in the form of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights, unit awards, profit interest units or other unit-based awards. The partnership measures unit-based compensation grants at fair value on the grant date and records noncash compensation expense related to the awards over the requisite service period.

The non-vested unit-based award activity for the six months ended June 30, 2018, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2017	11,549	$19.06
Granted	-	-
Forfeited	-	-
Vested	(11,549)	19.06
Non-vested at June 30, 2018	-	$-	0.0

Compensation costs related to the unit-based awards of $60 thousand  and $120 thousand were recognized during the three and six months ended June 30, 2018,  respectively.  Compensation costs related to the unit-based awards of $60 thousand and $119 thousand were recognized during the three and six months ended June 30, 2017, respectively. At June 30, 2018, there were no unrecognized compensation costs from unit-based compensation awards.

5.  PARTNERS’ CAPITAL

Components of partners’ capital are as follows (in thousands):

	Partners' Capital
	Limited Partners
	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2017	$115,747	$(38,505)	$(139,376)	$(712)	$(62,846)
Quarterly cash distributions to unitholders	(10,898)	(4,148)	(15,016)	(738)	(30,800)
Net income	9,625	3,664	13,263	542	27,094
Unit-based compensation, including general partner net contributions	120	-	-	-	120
Balance, June 30, 2018	$114,594	$(38,989)	$(141,129)	$(908)	$(66,432)

There was no change in the number of common and subordinated limited partner units outstanding during the six months ended June 30, 2018.

The partnership’s subordinated units are not entitled to distributions until the common units have received the minimum quarterly distribution for that quarter plus any arrearages of the minimum quarterly distribution from prior quarters. Subordinated units do not accrue arrearages.

The subordination period ends on the first business day after the date the partnership pays distributions of at least $1.60 on each of the outstanding common and subordinated units and the corresponding distribution on the general partner’s 2% general partner interest for three consecutive, four-quarter periods ending on or after June 30, 2018, or $2.40 on each of the outstanding common units and subordinated units, and the corresponding distribution on the general partner’s 2% general partner interest and incentive distribution rights for any four-quarter period ending on or after June 30, 2016, provided there are no arrearages of the minimum quarterly distributions from prior quarters at that time. Upon the payment of the distribution with respect to the quarter ended June 30, 2018, the financial tests required for conversion of the partnership’s subordinated units will be met. Accordingly, the subordination period is expected to end on August 13, 2018, at which time all of the 15,889,642 outstanding subordinated units will automatically convert into common units on a one-for-one basis.

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

On February 9, 2018, the partnership distributed $15.3 million to unitholders of record as of February 2, 2018, related to the quarterly cash distribution of $0.470 per unit that was declared on January 18, 2018, for the quarter ended December 31, 2017.

On May 11, 2018, the partnership distributed $15.5 million to unitholders of record as of May 4, 2018, related to the quarterly cash distribution of $0.475 per unit that was declared on April 19, 2018, for the quarter ended March 31, 2018.

On July 19, 2018, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $15.5 million, for the quarter ended June 30, 2018. The distribution will be paid on August 10, 2018, to unitholders of record as of August 3, 2018.

The total cash distributions declared for the three and six months ended June 30, 2018, and 2017, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General partner distributions	$310	$292	$620	$578
Incentive distributions	73	-	146	-
Total distributions to general partner	383	292	766	578

Limited partner common units - public	5,487	5,190	10,965	10,259
Limited partner common units - Green Plains	2,085	1,975	4,170	3,906
Limited partner subordinated units - Green Plains	7,548	7,151	15,095	14,143
Total distributions to limited partners	15,120	14,316	30,230	28,308
Total distributions declared	$15,503	$14,608	$30,996	$28,886

6.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common and subordinated units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of June 30, 2018.  The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended June 30, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$7,572	$7,548	$383	$15,503
Earnings less than distributions	(842)	(831)	(108)	(1,781)
Total net income	$6,730	$6,717	$275	$13,722

Weighted-average units outstanding - basic and diluted	15,922	15,890

Earnings per limited partner unit - basic and diluted	$0.42	$0.42

	Six Months Ended June 30, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$15,135	$15,095	$766	$30,996
Earnings less than distributions	(1,846)	(1,832)	(224)	(3,902)
Total net income	$13,289	$13,263	$542	$27,094

Weighted-average units outstanding - basic and diluted	15,922	15,890

Earnings per limited partner unit - basic and diluted	$0.83	$0.83

	Three Months Ended June 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$7,165	$7,151	$292	$14,608
Earnings less than distributions	(749)	(744)	(30)	(1,523)
Total net income	$6,416	$6,407	$262	$13,085

Weighted-average units outstanding - basic and diluted	15,910	15,890

Earnings per limited partner unit - basic and diluted	$0.40	$0.40

	Six Months Ended June 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$14,165	$14,143	$578	$28,886
Earnings less than distributions	(406)	(401)	(17)	(824)
Total net income	$13,759	$13,742	$561	$28,062

Weighted-average units outstanding - basic and diluted	15,910	15,890

Earnings per limited partner unit - basic and diluted	$0.86	$0.86

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

Effective January 1, 2018, the partnership is required to comply with the Centralized Partnership Audit Regime (CPAR), which was enacted as part of the Bipartisan Budget Act of 2015. Prior to January 1, 2018, tax adjustments were determined  at the partnership level, but any additional taxes, including applicable penalties and interest, were collected directly from the partners. Under the CPAR, if an audit of the partnership’s income tax returns for fiscal years beginning after December 31, 2017, results in any adjustments, the IRS will collect the resulting taxes, penalties or interest directly from the partnership. An election is available to allocate the tax audit adjustments to the general partner and unitholders once they have been calculated at the partnership level. However, the partnership does not anticipate making such an election at this time.

8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land and railcars under agreements that expire on various dates. For accounting purposes, lease expense is based on a straight-line amortization of total payments required over the term of the lease, which resulted in a deferred lease liability of $819 thousand and $797 thousand as of June 30, 2018, and December 31, 2017, respectively. The partnership incurred lease expense of $4.8 million and $10.4 million during the three and six months ended June 30, 2018, respectively, and $5.9 million and $11.7 million during the three and six months ended June 30, 2017.  Aggregate minimum lease payments under these agreements for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$9,593
2019	15,745
2020	13,458
2021	7,521
2022	5,488
Thereafter	5,283
Total	$57,088

In accordance with the amended storage and throughput agreement with Green Plains Trade, Green Plains Trade is obligated to deliver a minimum of 296.6 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement. The partnership also has minimum volume commitment terminal agreements with other customers at various rates. Minimum operating lease revenues under these agreements for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$30,348
2019	59,320
2020	59,320
2021	59,320
2022	59,320
Thereafter	148,300
Total	$415,928

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

Year Ending December 31,	Amount
2018	$12,414
2019	21,726
2020	19,285
2021	11,808
2022	8,666
Thereafter	1,283
Total	$75,182

Service Agreements

The partnership entered into agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during the three and six months ended June 30, 2018, and 2017.  Aggregate minimum payments under these agreements for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$502
2019	1,121
2020	240
2021	156
2022	156
Thereafter	-
Total	$2,175

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

9.  RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $1.2 million and $2.4 million for the  three and six months ended June 30, 2018,  respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2017, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

Commercial Agreements

The partnership has various fee-based commercial agreements with Green Plains Trade, including:

•	10-year storage and throughput agreement, expiring on June 30, 2025;
•	10-year rail transportation services agreement, expiring on June 30, 2025;
•	1-year trucking transportation agreement, expiring on May 31, 2019;
•	Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring December 31, 2019; and
•	Various other terminal services agreements for other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput, rail transportation services, and trucking transportation agreements have various automatic renewal terms if not cancelled by either party within specified timeframes. Please refer to Item 15 – Exhibits, Financial Statement Schedule in our annual report on Form 10-K for the year ended December 31, 2017, for further details.

The storage and throughput agreement and terminal services agreements are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay volumetric capacity commitments.

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum of 296.6 mmg of product per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement.  If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire. Green Plains Trade did not exceed the minimum volume commitment for the three months ended June 30, 2018. The deficiency payment of $0.7 million charged to Green Plains Trade related to the minimum volume commitment for the three months ended March 31, 2018, may be applied as a credit towards future volume delivered in excess of the minimum volume commitment during the next three quarters.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The partnership’s leased railcar fleet consisted of approximately 3,500 railcars as of June 30, 2018. During the three and six months ended June 30, 2018, the average monthly fee was approximately  $0.0208 and $0.0230 per gallon, respectively, for the railcar volumetric capacity provided by the partnership, which was 98.6 and 98.9 mmg, respectively.  During the three and six months ended June 30, 2017, the average monthly fee was approximately $0.0265 and $0.0273 per gallon, respectively, for the railcar volumetric capacity provided by the partnership, which was 91.4 and 90.3 mmg, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade, which was approximately 6.8 mmg for the three and six months ended June 30, 2018. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

Under the trucking transportation agreement, Green Plains Trade pays the partnership to transport ethanol and other fuels by truck from identified receipt points to various delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate volume transported in a calendar month by the partnership’s trucks, multiplied by the applicable rate for each truck lane. A truck lane is defined as a specific and routine route of travel between a point of origin and point of destination. Rates for each truck lane are negotiated based on product, location, mileage and other factors. Green Plains Trade reimburses the partnership for costs related to: (1) truck switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation and maintenance of trucks; and (3) fees related to trucking transportation services under transportation contracts with third-party common carriers.

Under the Birmingham terminal services agreement, effective January 1, 2017, through December 31, 2019, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 2.8 mmg per month and pay associated throughput fees, as well as fees for ancillary services.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $21.7 million and $43.8 million for the  three and six months ended June 30, 2018,  respectively, and $21.5 million and $45.1 million for the three and six months ended June 30, 2017, respectively. The partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $2.5 million and $4.7 million for the three and six months ended June 30, 2018, respectively, and $2.0 million and $4.2 million for the three and six months ended June 30, 2017, respectively.

Cash Distributions

The partnership distributed $10.0 million and $19.9 million to Green Plains related to the quarterly cash distribution paid for the three and six months ended June 30, 2018, respectively, and $9.2 million and $18.2 million for the three and six months ended June 30, 2017, respectively.

Equity Method Investments

The partnership entered into a project management agreement with NLR Energy Logistics LLC, effective June 23, 2017, in which NLR provided the partnership a fixed monthly fee to coordinate and manage the development, design, and construction of the Little Rock, Arkansas unit train terminal. The partnership recognized no income during the three months ended June 30, 2018, and $75 thousand of other income during the six months ended June 30, 2018, for these services. There was no income recognized for these services during the three and six months ended June 30, 2017. In addition, the partnership has recorded a receivable of $41 thousand for start-up costs to be reimbursed by NLR as of June 30, 2018.

Other Related Party Revenues and Expenses

The partnership incurs expenses charged by a subsidiary of the parent for cleaning of its storage tanks. The partnership did not incur tank cleaning expense for the three months ended June 30, 2018, and incurred $10 thousand for the six months ended June 30, 2018. The partnership incurred $17 thousand of tank cleaning expense for the three and six months ended June 30, 2017.

10.  EQUITY METHOD INVESTMENTS

NLR Energy Logistics LLC

In February 2017, the partnership and Delek Renewables LLC formed NLR Energy Logistics LLC, a 50/50 joint venture, to build an ethanol unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. Construction of the terminal was completed during the first quarter of 2018 at a total cost of approximately $7.0 million. Operations commenced at the beginning of the second quarter and the first unit train was received in July 2018.

The partnership's investment in NLR was financed through a combination of cash from operations and borrowings under its revolving credit facility. As of June 30, 2018, the partnership's investment balance in the joint venture was $3.4 million.

The partnership does not consolidate any part of the assets or liabilities or operating results of its equity method investees.  The partnership’s share of net income or loss in the investee increases or decreases, as applicable, the carrying value of the investment. With respect to NLR, the partnership determined that this entity does not represent a  variable interest entity and consolidation is not required. In addition, although the partnership has the ability to exercise significant influence over the joint venture through board representation and voting rights, all significant decisions require the consent of the other investor without regard to economic interest.

DKGP Energy Terminals LLC

On February 16, 2018, the partnership and Delek Logistics Partners LP formed DKGP Energy Terminals LLC, a 50/50 joint venture, to acquire and manage light products terminal assets in Texas and Arkansas.  In conjunction with the formation of the joint venture, DKGP executed a membership interest purchase agreement with AMID Merger LP, to acquire all of the membership interests of AMID Refined Products LLC (“AMID”) for approximately $138.5 million. Due to regulatory obstacles, on August 1, 2018, DKGP Energy Terminals LLC notified AMID Merger LP of its termination of the membership interest purchase agreement.

During the three and six months ended June 30, 2018, the partnership incurred $147 thousand and $282 thousand, respectively, of transaction costs associated with the formation of DKGP. The partnership did not make any equity contributions to DKGP.

Summarized Financial Information

The partnership’s proportional share of equity method investee losses are reported on a one-month lag in the consolidated statements of operations. The following table presents combined summarized statement of operations data of our equity method investees for the three and six months ended May 31, 2018 (amounts represent 100% of investee financial information in thousands, unaudited):

	Three Months Ended May 31, 2018	Six Months Ended May 31, 2018
Total revenues	$-	$-
Total operating expenses	234	260
Net loss	$234	$260

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2017 annual report. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results we expect for the full year.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include those discussed in Part I, Item 1A, “Risk Factors,” of our 2017 annual report or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; and other risk factors detailed in our reports filed with the SEC.

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

Results of Operations

During the second quarter of 2018, our parent continued to run several of its ethanol plants below capacity, at an average utilization rate of approximately 80%, due to scheduled downtime and continued oversupply of domestic ethanol. Green Plains Trade did not exceed the minimum volume commitment for the three months ended June 30, 2018.

The deficiency payment of $0.7 million charged to Green Plains Trade related to the minimum volume commitment for the three months ended March 31, 2018, may be applied as a credit towards future volume delivered in excess of the minimum volume commitment during the next three quarters.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and six months ended June 30, 2018 and 2017 (unaudited, dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$13,722	$13,085	$27,094	$28,062
Interest expense	1,811	1,301	3,382	2,529
Income tax expense	33	45	65	92
Depreciation and amortization	1,105	1,247	2,286	2,501
MVC adjustments (1)	-	1,010	747	1,010
Transaction costs	147	-	282	-
Unit-based compensation expense	60	60	120	119
Adjusted EBITDA	16,878	16,748	33,976	34,313
Interest paid or payable	(1,811)	(1,301)	(3,382)	(2,529)
Income taxes paid or payable	(32)	(45)	(64)	(92)
Maintenance capital expenditures	-	(58)	(15)	(164)
Distributable cash flow	$15,035	$15,344	$30,515	$31,528

Distributions declared (2)	$15,503	$14,608	$30,996	$28,886

Coverage ratio	0.97x	1.05x	0.98x	1.09x

(1) Adjustments related to the storage and throughput quarterly minimum volume commitments.

(2) Represents distributions declared for the applicable period and paid in the subsequent quarter.

Recent Developments

On February 16, 2018, we partnered with Delek Logistics Partners LP to form DKGP Energy Terminals LLC, a 50/50 joint venture, to acquire and manage light products terminal assets in Texas and Arkansas.  In conjunction with the formation of the joint venture, DKGP executed a membership interest purchase agreement with AMID Merger LP, to acquire all of the membership interests of AMID Refined Products LLC (“AMID”) for approximately $138.5 million. Due to regulatory obstacles, on August 1, 2018, DKGP Energy Terminals LLC notified AMID Merger LP of its termination of the membership interest purchase agreement.

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

In February 2017, we partnered with Delek Renewables LLC to form NLR Energy Logistics LLC, a 50/50 joint venture, to build an ethanol unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. Construction of the terminal was completed during the first quarter of 2018 at a total cost of approximately $7.0 million. Operations commenced at the beginning of the second quarter and we received our first unit train in July 2018.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three and six months ended June 30, 2018, and 2017.

Selected financial information for the three and six months ended June 30, 2018, and 2017, is as follows (unaudited, in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Var.	2018	2017	% Var.
Revenues
Storage and throughput services	$15,575	$14,225	9.5%	$30,217	$30,279	(0.2)%
Terminal services	2,890	2,916	(0.9)	5,581	6,028	(7.4)
Railcar transportation services	6,155	7,255	(15.2)	13,624	14,785	(7.9)
Trucking and other	1,220	669	82.4	2,303	1,202	91.6
Total revenues	25,840	25,065	3.1	51,725	52,294	(1.1)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	7,893	8,284	(4.7)	16,303	16,815	(3.0)
General and administrative	1,179	1,124	4.9	2,580	2,336	10.4
Depreciation and amortization	1,105	1,247	(11.4)	2,286	2,501	(8.6)
Total operating expenses	10,177	10,655	(4.5)	21,169	21,652	(2.2)
Operating income	$15,663	$14,410	8.7%	$30,556	$30,642	(0.3)%

Selected operating data for the three and six months ended June 30, 2018, and 2017, is as follows (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Var.	2018	2017	% Var.
Product volumes (mmg)
Storage and throughput services	314.3	284.5	10.5%	612.6	605.6	1.2%

Terminal services:
Affiliate	36.5	42.5	(14.1)	66.1	91.4	(27.7)
Non-affiliate	30.5	35.0	(12.9)	62.6	60.5	3.5
	67.0	77.5	(13.5)	128.7	151.9	(15.3)

Railcar capacity billed (daily avg.)	98.6	91.4	7.9	98.9	90.3	9.5

Three Months Ended June 30, 2018, Compared with the Three Months Ended June 30, 2017

Consolidated revenues increased $0.8 million for the three months ended June 30, 2018, compared with the same period for 2017.  Revenues generated from storage and throughput increased  $1.3 million primarily due to higher production volumes at our parent’s ethanol plants. Trucking and other revenue increased $0.6 million primarily due to expansion of our truck fleet. These increases were partially offset by a reduction in rail transportation services revenue, which decreased $1.1 million due to lower average rates charged for the railcar volumetric capacity provided.

Operations and maintenance expenses decreased $0.4 million for the three months ended June 30, 2018, compared with the same period for 2017,  primarily due to lower railcar lease expense of $1.1 million, partially offset by increased wages, fuel and other expenses of $0.4 million as a result of the expansion of our trucking fleet, repairs and maintenance of $0.2 million, and expenses allocated by our parent under the secondment agreement of $0.1 million.

General and administrative expenses increased $0.1 million for the three months ended June 30, 2018, compared with the same period for 2017, primarily due to transaction costs related to the formation of the DKGP joint venture and associated membership purchase agreement to acquire AMID.

Distributable cash flow decreased $0.3 million for the three months ended June 30, 2018, compared with the same period for 2017, primarily due to increased interest expense of $0.5 million due to higher interest rates and the $80 million year-over-year increase in the revolving credit facility capacity, partially offset by production related adjustments.

Six Months Ended June 30, 2018, Compared with the Six Months Ended June 30, 2017

Consolidated revenues decreased $0.6 million for the six months ended June 30, 2018, compared with the same period for 2017.  Revenues generated from rail transportation services decreased $1.2 million due to lower average rates charged for the railcar volumetric capacity provided. Revenues generated from terminal services decreased $0.5 million due to lower throughput at our fuel terminals. These decreases were partially offset by a $1.1 million increase in revenue generated by the expansion of our trucking fleet.

Operations and maintenance expenses decreased $0.5 million for the six months ended June 30, 2018, compared with the same period for 2017,  primarily due to lower railcar lease expense of $1.3 million, partially offset by increased wages, fuel and other expenses of $0.7 million as a result of the expansion of our trucking fleet, and repairs and maintenance of $0.1 million.

General and administrative expenses increased $0.2 million for the six months ended June 30, 2018, compared with the same period for 2017, primarily due to transaction costs related to the formation of the DKGP joint venture and associated membership purchase agreement to acquire AMID.

Distributable cash flow decreased $1.0 million for the six months ended June 30, 2018, compared with the same period for 2017, primarily due to lower net income of $1.0 million. Interest expense increased $0.9 million due to higher interest rates and the $80 million year-over-year increase in the revolving credit facility capacity.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.04 million barrels per day during the second quarter of 2018, maintaining the same rate of production as the previous quarter but 3.8% higher than the same quarter of last year. Year-to-date, production volumes are up 1.8% in 2018 compared with the same period in 2017. Refiner and blender input volume decreased slightly to 930 thousand barrels per day for the second quarter of 2018 compared with 934 thousand barrels per day for the same quarter last year despite a 2.0% increase in consumer gasoline demand due to seasonal demand and growing numbers of retail stations offering higher blends. As of June 30, 2018, there were approximately 1,431 retail stations selling E15 in 29 states, up from 1,210 at the beginning of the year, according to Growth Energy. Ethanol futures traded at an average discount of $0.66 to RBOB during the second quarter of 2018 related to weaker ethanol demand. U.S. domestic ethanol ending stocks increased slightly by approximately 400 thousand barrels to 22.0 million barrels on June 30, 2018, year over year.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, year-to-date domestic ethanol exports through May 31, 2018, were 776.2 mmg, up 31%, from 594.0 mmg for the comparable period in 2017. Brazil remained the largest export destination for U.S. ethanol, which accounted for 40% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. Canada, China, India and South Korea accounted for 16%, 7%, 6% and 5%, respectively, of U.S. ethanol exports.

U.S. corn-based ethanol continues to have a price advantage, including the current tariff in Brazil, over Brazilian ethanol due to the price of corn relative to sugar cane as a feedstock. On April 1, 2018, China announced it would add a 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 12 cents per pound during the second quarter of 2018, compared with an average of 16 cents per pound for 2017. We currently estimate that net ethanol exports will reach between 1.6 billion gallons and 1.8 billion gallons in 2018 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Congress may also consider legislation that would impact the RFS. Bills have been introduced in the House and Senate, which would sunset the RFS entirely or the corn based ethanol portion of the mandate.

Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends may be necessary before ethanol can achieve significant growth in U.S. market share. CAFE, which was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks, provides a 54% efficiency bonus to flexible-fuel vehicles running on E85. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows only E10 to be sold year-round, even though it exceeds the Reid vapor pressure limitation of nine pounds per square inch. The One-Pound Waiver does not apply to E15 or higher blends, even though it has similar physical properties to E10, so its sale is limited to flex-fuel vehicles only during the June 1 to September 15 summer driving season.

When RFS II was passed in 2007 and rulemaking finalized in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015. In November 2017, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2018. In June 2018, the EPA proposed to maintain 15.0 billion gallons for 2019, and plans to finalize the rule by November 30, 2018.

The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2018 is the first year the total proposed RVOs are more than 20% below statutory volumes levels. Thus, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the final 2019 RVOs continue to be more than 20% below the statutory levels as expected, and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

The EPA can, in consultation with the Department of Energy, waive the obligation for individual refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, the refineries must be under 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. The current administration has been granting these at a much higher rate than the previous one, waiving the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 29 of 33 for compliance year 2017, totaling 1.46 billion gallons. This effectively reduces the annual RVO by that amount, since the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly, from the mid $0.80 range early in the year to the low $0.20s. Since the RIN value helps to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends.

On April 12, 2018, following a series of meetings involving President Trump, Senators, key federal agency leaders and the industry, President Trump indicated that the EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to address the One-Pound RVP Waiver that currently inhibits sales of E15 in certain markets during summer driving months. President Trump later planned to pair this move with a directive to allow ethanol gallons to retain RIN credits when they are exported, in an effort to keep RIN costs low for refiners. To date, nothing definitive has materialized from these efforts with respect to year-round sales of E15.

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

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during the year due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect in January 2017. There is no assurance the recently issued joint plan will lead to increased imports of U.S. ethanol, and recent trade tensions have caused China to raise their tariff on ethanol to 45% and then to 70%. Our exports also face tariff rate quotas, countervailing duties, and other hurdles in Brazil, the European Union, India, Peru, and elsewhere, which limits our ability to compete in some markets.

In Mexico, CAMEX issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years. In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by 14 lawsuits. Eight cases were dismissed. The six remaining cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. Five of these cases were initially denied and are going through the appeals process. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 throughout Mexico except for its three largest metropolitan areas. U.S. ethanol exports to Mexico totaled 30 mmg in 2017.

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

On February 20, 2018, we accessed a portion of our available accordion to increase the revolving credit facility capacity by $40.0 million, from $195.0 million to $235.0 million.

At June 30, 2018, we had $0.3 million of cash and cash equivalents and $106.1 million available under our revolving credit facility.

Net cash provided by operating activities was $31.3 million for the six months ended June 30, 2018, compared with $32.8 million for the six months ended June 30, 2017. Decreased cash flows from operating activities resulted primarily from decreased operating profits as well as net working capital. Net cash used in investing activities was $2.5 million for the six months ended June 30, 2018,  compared to $1.1 million for the six months ended June 30, 2017,  due to the expansion of our truck and tanker fleet as well as equity method investee contributions made to NLR during 2018. Net cash used in financing activities was $29.0 million for the six months ended June 30, 2018, compared with $29.3 million for the six months ended June 30, 2017. The change in cash used in financing activities was primarily due to increased net borrowings offset by increased cash distributions.

We incurred capital expenditures of $1.2 million for the six months ended June 30, 2018, primarily due to expansion of our truck and tanker fleet. We expect to incur approximately $0.2 million during the remainder of the year for capital costs related to this fleet expansion.

Equity method investee contributions related to the NLR joint venture were $1.3 million for the six months ended June 30, 2018. We expect our additional contributions to NLR to be approximately $0.2 million for the remainder of the year.

Revolving Credit Facility

Green Plains Operating Company has a $235.0 million secured revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The facility can be increased by up to $20.0 million without the consent of the lenders. At June 30, 2018, the outstanding principal balance was $128.9 million with an average interest rate of 4.86%.  For more information related to our debt, see Note 3 – Debt to the consolidated financial statements in this report.

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

On February 9, 2018, the partnership distributed $15.3 million to unitholders of record as of February 2, 2018, related to the quarterly cash distribution of $0.470 per unit that was declared on January 18, 2018, for the quarter ended December 31, 2017.

On May 11, 2018, the partnership distributed $15.5 million to unitholders of record as of May 4, 2018, related to the quarterly cash distribution of $0.475 per unit that was declared on April 19, 2018, for the quarter ended March 31, 2018.

On July 19, 2018, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $15.5 million, for the quarter ended June 30, 2018. The distribution will be paid on August 10, 2018, to unitholders of record as of August 3, 2018.

Contractual Obligations

Our contractual obligations as of June 30, 2018, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$137,000	$-	$129,900	$1,356	$5,744
Interest and fees on debt obligations (2)	14,129	6,788	6,880	161	300
Operating leases (3)	57,088	18,134	24,723	9,692	4,539
Service agreements (4)	2,175	1,124	895	156	-
Other (5)	5,059	325	1,461	2,190	1,083
Total contractual obligations	$215,451	$26,371	$163,859	$13,555	$11,666

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

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates. At June 30, 2018, we had $128.9 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $626 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure information that must be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Our parent has announced that it is evaluating the performance of its entire portfolio of assets and businesses. Based on this evaluation, our parent may sell certain assets or businesses or exit particular markets that are no longer a strategic fit or no longer meet their growth or profitability targets. Depending on the nature of the assets sold, our profitability may be impacted by lost operating income or cash flows from such businesses. In addition, divestitures our parent completes may not yield the targeted improvements in their business and may divert management’s attention from our day-to-day operations. Our parent’s failure to achieve the intended financial results associated with its portfolio optimization strategy could have an adverse effect on our business, financial condition or results of operations.

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
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: August 2, 2018 Date: August 2, 2018

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:   /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:   /s/ John W. Neppl                                   _

John W. Neppl
Chief Financial Officer

(Principal Financial Officer)