Form 10-Q/A
period 2018-03-31
Green Plains Partners LP
filed 2018-08-31
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Green Plains Partners LP (the “Partnership”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, originally filed on May 7, 2018 (the “Original Filing”), for the sole purpose of adding language regarding internal control over financial reporting that was inadvertently omitted from the certifications originally filed as Exhibits 31.1 and 31.2 to the Original Filing. New certifications by the Partnership’s Chief Executive Officer and Chief Financial Officer are filed as Exhibits 31.1 and 31.2 to this Amendment.

Except as described above, this Amendment does not reflect events that may have occurred after the filing date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Partnership’s other filings with the Securities and Exchange Commission.

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

c

Date: August 31, 2018 Date: August 31, 2018

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:   /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:   /s/ John W. Neppl                                   _

John W. Neppl
Chief Financial Officer

(Principal Financial Officer)