Form 10-Q/A
period 2018-06-30
Green Plains Partners LP
filed 2018-08-31
CIK 1635650

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

EXPLANATORY NOTE

Green Plains Partners LP (the “Partnership”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, originally filed on August 2, 2018 (the “Original Filing”), for the sole purpose of adding language regarding internal control over financial reporting that was inadvertently omitted from the certifications originally filed as Exhibits 31.1 and 31.2 to the Original Filing. New certifications by the Partnership’s Chief Executive Officer and Chief Financial Officer are filed as Exhibits 31.1 and 31.2 to this Amendment.

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