Form 10-Q
period 2018-09-30
Green Plains Partners LP
filed 2018-11-09
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2018

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

☐ Yes   ☒ No

The registrant had 31,830,431 common units outstanding as of November 5, 2018.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$432	$502
Accounts receivable	732	2,640
Accounts receivable from affiliates	17,842	17,334
Amortizable lease costs	-	96
Prepaid expenses and other	743	1,062
Total current assets	19,749	21,634

Property and equipment, net of accumulated depreciation and amortization of $32,394 and $28,977, respectively	46,156	48,305
Goodwill	10,598	10,598
Investment in equity method investees	3,580	2,237
Note receivable	8,100	8,100
Other assets	1,128	1,394
Total assets	$89,311	$92,268

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$7,534	$5,854
Accounts payable to affiliates	4,005	2,106
Accrued and other liabilities	4,600	6,684
Asset retirement obligations	676	192
Unearned revenue	148	1,222
Total current liabilities	16,963	16,058

Long-term debt	136,012	134,875
Deferred lease liability	832	797
Asset retirement obligations	2,904	3,384
Total liabilities	156,711	155,114

Commitments and contingencies (Note 8)

Partners' capital
Common unitholders - public (11,551,147 and 11,532,565 units issued and outstanding, respectively)	114,324	115,747
Common unitholders - Green Plains (20,279,284 and 4,389,642 units issued and outstanding, respectively)	(180,729)	(38,505)
Subordinated unitholders - Green Plains (0 and 15,889,642 units issued and outstanding, respectively)	-	(139,376)
General partner interests	(995)	(712)
Total partners' capital	(67,400)	(62,846)
Total liabilities and partners' capital	$89,311	$92,268

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Affiliate	$24,472	$24,748	$72,949	$74,019
Non-affiliate	1,298	1,701	4,546	4,724
Total revenues	25,770	26,449	77,495	78,743
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	7,283	8,346	23,586	25,161
General and administrative	1,109	922	3,689	3,258
Depreciation and amortization	1,120	1,280	3,406	3,781
Total operating expenses	9,512	10,548	30,681	32,200
Operating income	16,258	15,901	46,814	46,543
Other income (expense)
Interest income	21	20	61	61
Interest expense	(1,871)	(1,412)	(5,253)	(3,941)
Other	-	-	75	-
Total other expense	(1,850)	(1,392)	(5,117)	(3,880)
Income before income taxes and income (loss) from equity method investees	14,408	14,509	41,697	42,663
Income tax expense	(5)	(43)	(70)	(135)
Income (loss) from equity method investees	48	-	(82)	-
Net income	$14,451	$14,466	$41,545	$42,528

Net income attributable to partners' ownership interests:
General partner	$289	$290	$831	$851
Limited partners - common unitholders	10,726	7,097	24,015	20,856
Limited partners - subordinated unitholders	3,436	7,079	16,699	20,821

Earnings per limited partner unit (basic and diluted):
Common units	$0.44	$0.45	$1.28	$1.31
Subordinated units	$0.46	$0.45	$1.28	$1.31

Weighted average limited partner units outstanding (basic and diluted):
Common units	24,403	15,922	18,780	15,914
Subordinated units	7,427	15,890	13,038	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$41,545	$42,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,406	3,781
Accretion	4	178
Amortization of debt issuance costs	453	362
Increase in deferred lease liability	35	45
Unit-based compensation	196	159
Loss from equity method investees	82	-
Other	1	-
Changes in operating assets and liabilities:
Accounts receivable	1,908	701
Accounts receivable from affiliates	(508)	(1,056)
Prepaid expenses and other assets	319	382
Accounts payable and accrued liabilities	(1,417)	(770)
Accounts payable to affiliates	1,899	(614)
Other	34	(33)
Net cash provided by operating activities	47,957	45,663

Cash flows from investing activities:
Purchases of property and equipment, net	(1,222)	(1,912)
Contributions to equity method investees	(1,425)	(1,284)
Net cash used in investing activities	(2,647)	(3,196)

Cash flows from financing activities:
Payments of distributions	(46,302)	(42,839)
Proceeds from revolving credit facility	58,700	51,000
Payments on revolving credit facility	(57,600)	(51,000)
Payments of loan fees	(185)	-
Other	7	3
Net cash used in financing activities	(45,380)	(42,836)

Net change in cash and cash equivalents	(70)	(369)
Cash and cash equivalents, beginning of period	502	622
Cash and cash equivalents, end of period	$432	$253

Supplemental disclosures of cash flow
Cash paid for income taxes	$124	$143
Cash paid for interest	$4,799	$3,591
Capital expenditures in accounts payable	$35	$-

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

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied. Generally this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Operating lease revenue related to minimum volume commitments is recognized on a straight-line basis over the term of the lease. To the extent shortfalls associated with minimum volume commitments in the previous four quarters continue to exist, volumes in excess of the minimum volume commitment are applied to those shortfalls. Remaining excess volumes generating operating lease revenue are recognized as incurred.

The partnership generates a substantial portion of its revenues under fee-based commercial agreements with Green Plains Trade. Please refer to Note 2 - Revenue to the consolidated financial statements for further details.

Operations and Maintenance Expenses

The partnership’s operations and maintenance expenses consist primarily of lease expenses related to the transportation assets, labor expenses, outside contractor expenses, insurance premiums, repairs and maintenance expenses, and utility costs. These expenses also include fees for certain management, maintenance and operational services to support the storage and terminal facilities, trucks, and leased railcar fleet allocated by Green Plains under the operational services and secondment agreement.

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

The partnership has established an implementation team which continues to review current accounting policies, internal controls, processes, and disclosures that will change as a result of adopting the new standard. The partnership has gathered information on existing leases to obtain a complete population of leases upon adoption, and has implemented a lease accounting system, which will assist in delivering the required accounting changes and disclosures. The new standard will significantly increase right-of-use assets and lease liabilities on the partnership’s consolidated balance sheet, primarily due to operating leases that are currently not recognized on the balance sheet. In addition, it will also require expanded disclosures in the partnership’s consolidated financial statements. The partnership continues to evaluate the impact the new standard may have on revenue streams that are currently reported as operating lease revenue under GAAP. The partnership will complete its assessment of the impact of the new guidance on its consolidated financial statements during the fourth quarter of 2018.

2.  REVENUE

Adoption of ASC Topic 606

On January 1, 2018, the partnership adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There was no adjustment required to the consolidated January 1, 2018, balance sheet for the adoption of the new revenue standard. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the consolidated statements of operations or balance sheets for the nine months ended September 30, 2018.

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied.  Generally this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Revenue is measured as the amount of consideration expected to be received in exchange for providing services.

Revenue by Source

The following table disaggregates our revenue by major source for the three and nine months ended September 30, 2018, and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Service revenues
Terminal services	$2,132	$2,348	$6,912	$7,289
Trucking and other	1,419	961	3,722	2,163
Railcar transportation services	29	26	82	82
Total service revenues	3,580	3,335	10,716	9,534
Leasing revenues (1)
Storage and throughput services	15,748	15,416	45,965	45,695
Railcar transportation services	6,127	7,358	19,698	22,087
Terminal services	315	340	1,116	1,427
Total leasing revenues	22,190	23,114	66,779	69,209
Total revenues	$25,770	$26,449	$77,495	$78,743

(1) Leasing revenues do not represent revenues recognized from contracts with customers under ASC Topic 606, Revenue from Contracts with Customers, and continue to be accounted for under ASC Topic 840, Leases.

Terminal Services Revenue

The partnership provides terminal services and logistics solutions to Green Plains Trade, and other customers, through its fuel terminal facilities under various terminal service agreements, some of which have minimum volume commitments. Revenue generated by these terminals is disaggregated between service revenue and leasing revenue in accordance with the new revenue standard. If Green Plains or other customers fail to meet their minimum volume commitments during the applicable term, a deficiency payment equal to the deficient volume multiplied by the applicable fee will be charged. Deficiency payments related to the partnership’s terminal services revenue may not be utilized as credits toward future volumes. At terminals where customers have shared use of terminal and tank storage assets, revenue is generated from contracts with customers and accounted for as service revenue. This service revenue is recognized at the point in time when product is withdrawn from tank storage. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment or total actual throughput if in excess of the minimum volume commitment.

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

Storage and Throughput Revenue

The partnership generates leasing revenue from its storage and throughput agreement with Green Plains Trade based on contractual rates charged for the handling, storage and throughput of ethanol. Under this agreement, Green Plains Trade is required to pay the partnership a fee for a minimum volume commitment regardless of the actual volume delivered. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, the partnership will charge Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire. Revenue is recognized over the term of the lease based on the minimum volume commitment or total actual throughput if in excess of the minimum volume commitment.

Payment Terms

The partnership has standard payment terms, which vary depending on the nature of the services provided, with the majority of terms falling within 10 to 30 days after transfer of control or completion of services. Contracts generally do not include a significant financing component in instances where the timing of revenue recognition differs from the timing of invoicing.

Major Customers

Revenue from Green Plains Trade Group was $24.5 million and $72.9 million for the three and nine months ended September 30, 2018, respectively, and $24.7 million and $74.0 million for the three and nine months ended September 30, 2017, respectively, which exceeds 10% of the partnership's total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements for the three and nine months ended September 30, 2018 (in thousands):

Amount
Balance at January 1, 2018	$194
Revenue recognized included in beginning balance	(194)
Net additions	228
Balance at March 31, 2018	228
Revenue recognized included in beginning balance	(228)
Net additions	181
Balance at June 30, 2018	181
Revenue recognized included in beginning balance	(181)
Net additions	148
Balance at September 30, 2018	$148

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of September 30, 2018, in the subsequent quarter when the product is withdrawn from tank storage.

Unearned revenue associated with lease agreements is not considered a contract liability under the new revenue standard. There was no unearned revenue associated with lease agreements as of September 30, 2018, and $1.0 million as of December 31, 2017.

3.  DEBT

Revolving Credit Facility

Green Plains Operating Company has a $235.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. On February 20, 2018, the partnership accessed a portion of its available accordion to increase the revolving credit facility by $40.0 million, from $195.0 million to $235.0 million. The credit facility can be increased by an additional $20.0 million without the consent of the lenders. Advances under the credit facility, are subject to a floating interest rate based on the preceding fiscal quarter’s consolidated leverage ratio at a base rate plus 1.25% to 2.00% or LIBOR plus 2.25% to 3.00%. The unused portion of the credit facility is also subject to a commitment fee of 0.35% to 0.50%, depending on the preceding fiscal quarter’s consolidated leverage ratio.

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The revolving credit facility is guaranteed by the partnership, each of its existing subsidiaries, and any potential future domestic subsidiaries. As of September 30, 2018, the revolving credit facility had an average interest rate of 4.74%.

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

On February 16, 2018, the partnership amended the permitted investment clause of the revolving credit facility to allow certain joint venture investments, including the future possible investment in the Beaumont export terminal through JGP Energy Partners LLC. All other material terms of the credit agreement remained substantially the same.

The partnership had $128.0 million and $126.9 million of borrowings outstanding under the revolving credit facility as of September 30, 2018, and December 31, 2017 respectively.

The partnership had $88 thousand and $125 thousand of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of September 30, 2018, and December 31, 2017, respectively.

Scheduled long‑term debt repayments as of September 30, 2018, are as follows (in thousands):

Year Ending December 31,	Amount
2018	$-
2019	-
2020	128,665
2021	671
2022	678
Thereafter	6,086
Total	$136,100

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of September 30, 2018.

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

The non-vested unit-based award activity for the nine months ended September 30, 2018, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2017	11,549	$19.06
Granted	18,582	16.96
Forfeited	-	-
Vested	(11,549)	19.06
Non-vested at September 30, 2018	18,582	$16.96	0.8

Compensation costs related to the unit-based awards of $76 thousand and $196 thousand for the three and nine months ended September 30, 2018, respectively, and $40 thousand and $159 thousand for the three and nine months ended September 30, 2017, respectively, were recognized. A net benefit of $14 thousand was recognized during the three months ended September 30, 2017, as a reduction to compensation expense due to forfeitures during the period. As of September 30, 2018, there was $238 thousand of unrecognized compensation costs from unit-based compensation awards.

5.  PARTNERS’ CAPITAL

Components of partners’ capital are as follows (in thousands):

	Partners' Capital
	Limited Partners
	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2017	$115,747	$(38,505)	$(139,376)	$(712)	$(62,846)
Quarterly cash distributions to unitholders	(16,385)	(6,233)	(22,563)	(1,121)	(46,302)
Net income	14,766	9,249	16,699	831	41,545
Unit-based compensation, including general partner net contributions	196	-	-	7	203
Conversion of subordinated units	-	(145,240)	145,240	-	-
Balance, September 30, 2018	$114,324	$(180,729)	$-	$(995)	$(67,400)

A roll forward of the number of common and subordinated limited partner units outstanding is as follows:

	Common Units-	Common Units-	Subordinated Units-
	Public	Green Plains	Green Plains	Total
Units, December 31, 2017	11,532,565	4,389,642	15,889,642	31,811,849
Units issued under the LTIP	18,582	-	-	18,582
Conversion of subordinated units	-	15,889,642	(15,889,642)	-
Units, September 30, 2018	11,551,147	20,279,284	-	31,830,431

Subordinated Unit Conversion

The requirements under the partnership agreement for the conversion of all of the outstanding subordinated units into common units were satisfied upon the payment of the distribution with respect to the quarter ended June 30, 2018. Accordingly, the subordination period ended on August 13, 2018, the first business day after the date of the distribution payment, and all of the 15,889,642 outstanding subordinated units were converted into common units on a one-for-one basis. The conversion of the subordinated units does not impact the amount of cash distributions paid or the total number of outstanding units.

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

On August 10, 2018, the partnership distributed $15.5 million to unitholders of record as of August 3, 2018, related to the quarterly cash distribution of $0.475 per unit that was declared on July 19, 2018, for the quarter ended June 30, 2018.

On October 18, 2018, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $15.5 million, for the quarter ended September 30, 2018. The distribution will be paid on November 9, 2018, to unitholders of record as of November 2, 2018.

The total cash distributions declared for the three and nine months ended September 30, 2018, and 2017, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General partner distributions	$310	$299	$930	$877
Incentive distributions	73	-	219	-
Total distributions to general partner	383	299	1,149	877

Limited partner common units - public	5,487	5,305	16,452	15,564
Limited partner common units - Green Plains	9,633	2,020	13,803	5,926
Limited partner subordinated units - Green Plains	-	7,308	15,095	21,451
Total distributions to limited partners	15,120	14,633	45,350	42,941
Total distributions declared	$15,503	$14,932	$46,499	$43,818

6. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units, and to subordinated units prior to the expiration of the subordination period, is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of September 30, 2018. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended September 30, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units (1)	General Partner	Total
Net income:
Distributions declared	$15,120	$-	$383	$15,503
Earnings (less than) in excess of distributions	(4,394)	3,436	(94)	(1,052)
Total net income	$10,726	$3,436	$289	$14,451

Weighted-average units outstanding - basic and diluted	24,403	7,427

Earnings per limited partner unit - basic and diluted	$0.44	$0.46

(1) The subordinated units converted to common units on a one-for-one basis in August 2018 (see Note 5 – Partners’ Capital).

	Nine Months Ended September 30, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units (1)	General Partner	Total
Net income:
Distributions declared	$30,255	$15,095	$1,149	$46,499
Earnings (less than) in excess of distributions	(6,240)	1,604	(318)	(4,954)
Total net income	$24,015	$16,699	$831	$41,545

Weighted-average units outstanding - basic and diluted	18,780	13,038

Earnings per limited partner unit - basic and diluted	$1.28	$1.28

(1) The subordinated units converted to common units on a one-for-one basis in August 2018 (see Note 5 – Partners’ Capital).

	Three Months Ended September 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$7,325	$7,308	$299	$14,932
Earnings less than distributions	(228)	(229)	(9)	(466)
Total net income	$7,097	$7,079	$290	$14,466

Weighted-average units outstanding - basic and diluted	15,922	15,890

Earnings per limited partner unit - basic and diluted	$0.45	$0.45

	Nine Months Ended September 30, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income:
Distributions declared	$21,490	$21,451	$877	$43,818
Earnings less than distributions	(634)	(630)	(26)	(1,290)
Total net income	$20,856	$20,821	$851	$42,528

Weighted-average units outstanding - basic and diluted	15,914	15,890

Earnings per limited partner unit - basic and diluted	$1.31	$1.31

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

Effective January 1, 2018, the partnership is required to comply with the Centralized Partnership Audit Regime (CPAR), which was enacted as part of the Bipartisan Budget Act of 2015. Prior to January 1, 2018, tax adjustments were determined at the partnership level, but any additional taxes, including applicable penalties and interest, were collected directly from the partners. Under the CPAR, if an audit of the partnership’s income tax returns for fiscal years beginning after December 31, 2017, results in any adjustments, the IRS will collect the resulting taxes, penalties or interest directly from the partnership. An election is available to allocate the tax audit adjustments to the general partner and unitholders once they have been calculated at the partnership level. The partnership has 45 days upon receipt of notice of final adjustment to make the election. However, the partnership does not anticipate making such an election at this time.

8.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land and railcars under agreements that expire on various dates. For accounting purposes, lease expense is based on a straight-line amortization of total payments required over the term of the lease, which resulted in a deferred lease liability of $832 thousand and $797 thousand as of September 30, 2018, and December 31, 2017, respectively. The partnership incurred lease expense of $4.4 million and $14.8 million during the three and nine months ended September 30, 2018, respectively, and $5.5 million and $17.2 million during the three and nine months ended September 30, 2017. Aggregate minimum lease payments under these agreements for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$5,001
2019	15,770
2020	13,376
2021	7,696
2022	5,478
Thereafter	5,283
Total	$52,604

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

Year Ending December 31,	Amount
2018	$15,275
2019	59,320
2020	59,320
2021	59,320
2022	59,320
Thereafter	148,300
Total	$400,855

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

Year Ending December 31,	Amount
2018	$6,207
2019	21,726
2020	19,285
2021	11,687
2022	8,666
Thereafter	1,282
Total	$68,853

Service Agreements

The partnership entered into agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during the three and nine months ended September 30, 2018, and 2017. Aggregate minimum payments under these agreements for the remainder of 2018 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2018	$253
2019	1,121
2020	240
2021	156
2022	156
Thereafter	-
Total	$1,926

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

9.  RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $1.1 million and $3.5 million for the three and nine months ended September 30, 2018, respectively, and $1.0 million and $3.1 million for the three and nine months ended September 30, 2017, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum of 296.6 mmg of product per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire. Green Plains Trade exceeded the minimum volume commitment for the three months ended September 30, 2018, and received a $0.4 million credit related to the $0.7 million deficiency payment charged by the partnership for the three months ended March 31, 2018.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The partnership’s leased railcar fleet consisted of approximately 3,500 railcars as of September 30, 2018. During the three and nine months ended September 30, 2018, the average monthly fee was approximately $0.0209 and $0.0223 per gallon, respectively, for the railcar volumetric capacity provided by the partnership, which was 98.2 and 98.6 mmg, respectively. During the three and nine months ended September 30, 2017, the average monthly fee was approximately $0.0259 and $0.0269 per gallon, respectively, for the railcar volumetric capacity provided by the partnership, which was 95.1 and 91.9 mmg, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average railcar volumetric capacity provided by Green Plains Trade, which was approximately 7.1 mmg and 6.9 mmg for the three and nine months ended September 30, 2018, respectively. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $21.9 million and $65.7 million for the three and nine months ended September 30, 2018, respectively, and $22.8 million and $67.9 million for the three and nine months ended September 30, 2017, respectively. The partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $2.6 million and $7.2 million for the three and nine months ended September 30, 2018, respectively, and $1.9 million and $6.1 million for the three and nine months ended September 30, 2017, respectively.

Cash Distributions

The partnership distributed $10.0 million and $29.9 million to Green Plains related to the quarterly cash distribution paid for the three and nine months ended September 30, 2018, respectively, and $9.4 million and $27.6 million for the three and nine months ended September 30, 2017, respectively.

Equity Method Investments

The partnership entered into a project management agreement with NLR Energy Logistics LLC, effective June 23, 2017, in which NLR provided the partnership a fixed monthly fee to coordinate and manage the development, design, and construction of the Little Rock, Arkansas unit train terminal. The partnership recognized no income during the three months ended September 30, 2018, and $75 thousand of other income during the nine months ended September 30, 2018, for these services. There was no income recognized for these services during the three and nine months ended September 30, 2017. In addition, the partnership has recorded a receivable of $43 thousand for start-up costs to be reimbursed by NLR as of September 30, 2018.

Other Related Party Revenues and Expenses

The partnership incurs expenses charged by a subsidiary of the parent for cleaning of its storage tanks. The partnership incurred tank cleaning expense of $12 thousand and $22 thousand for the three and nine months ended September 30, 2018, and $36 thousand and $53 thousand for the three and nine months ended September 30, 2017, respectively, for these services.

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

The partnership's investment in NLR was financed through a combination of cash from operations and borrowings under its revolving credit facility. As of September 30, 2018, the partnership's investment balance in the joint venture was $3.6 million.

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

During the three and nine months ended September 30, 2018, the partnership incurred $6 thousand and $288 thousand, respectively, of transaction costs associated with the formation of DKGP. The partnership did not make any equity contributions to DKGP.

Summarized Financial Information

The partnership’s proportional share of equity method investee losses are reported on a one-month lag in the consolidated statements of operations. The following table presents combined summarized statement of operations data of our equity method investees for the three and nine months ended August 31, 2018 (amounts represent 100% of investee financial information in thousands, unaudited):

	Three Months Ended August 31, 2018	Nine Months Ended August 31, 2018
Total revenues	$365	$365
Total operating expenses	269	529
Net income (loss)	$96	$(164)

11. SUBSEQUENT EVENTS

Asset Purchase Agreement

On October 8, 2018, the partnership’s parent announced that it entered into an Asset Purchase Agreement to sell three of its ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero Renewable Fuels Company, LLC (“Valero”). Correspondingly, the partnership entered into a separate Asset Purchase Agreement (the “Purchase Agreement”) with its parent to sell the related storage assets to be disposed of in the sale to Valero for $120.9 million (the “Transaction”), subject to certain other post-closing adjustments. In addition, approximately 525 of the 3,500 railcars leased by the partnership are anticipated to be conveyed to Green Plains as part of the Transaction.

The partnership will receive approximately 8.9 million units owned by its parent as payment. The Purchase Agreement provides for the closing of the Transaction to occur immediately prior to the Green Plains sale to Valero.

The partnership and its parent have agreed, upon closing, to extend the storage and throughput services agreement with Green Plains Trade an additional three years to June 30, 2028. Upon closing, the quarterly minimum volume commitment associated with the storage and throughput services agreement will be 235.7 million gallons or, approximately 80% of the new Green Plains annual production capacity of 1.183 billion gallons.

The aforementioned transactions were reviewed and approved by the conflicts committee and are anticipated to close during the fourth quarter of 2018, subject to customary closing conditions and regulatory approvals.

Third Amendment to Credit Agreement

On October 12, 2018, the partnership amended its revolving credit facility to allow the sale of the ethanol storage assets associated with up to six ethanol plants owned by Green Plains, with no more than 600 million gallons of production capacity. Upon close of such sale, the revolving credit facility available will be decreased from $235 million to $200 million. In addition, the lenders permitted the exchange of units as consideration for the transaction and also permitted modifications of various key operating agreements. There were no other significant changes in other covenants.

Extension of Offer Period

Effective October 15, 2018, the partnership and its parent agreed to extend the offer period related to the potential purchase of the Green Plains interest in the JGP Energy Partners Beaumont, Texas terminal until June 30, 2019. The transaction was reviewed and approved by the conflicts committee.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2017 annual report. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results we expect for the full year.

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

Recent Developments

Extension of Offer Period – JGP Energy Partners

Effective October 15, 2018, we agreed with our parent to extend the offer period related to the potential purchase of the Green Plains interest in the JGP Energy Partners Beaumont, Texas terminal until June 30, 2019. The transaction was reviewed and approved by the conflicts committee.

Third Amendment to Credit Agreement

On October 12, 2018, we amended the revolving credit facility to allow the sale of the ethanol storage assets associated with up to six ethanol plants owned by our parent, with no more than 600 million gallons of production capacity. Upon close of such sale, the revolving credit facility available will be decreased from $235 million to $200 million. In addition, the lenders permitted the exchange of units as consideration for the transaction and also permitted modifications of various key operating agreements. There were no other significant changes in other covenants.

Asset Purchase Agreement with Green Plains Inc.

On October 8, 2018, our parent announced that it entered into an Asset Purchase Agreement to sell three of its ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero Renewable Fuels Company, LLC (“Valero”). Correspondingly, we entered into a separate Asset Purchase Agreement (the “Purchase Agreement”) with our parent to sell the storage assets to be disposed of in the sale to Valero for $120.9 million (the “Transaction”), subject to certain other post-closing adjustments. In addition, approximately 525 of our 3,500 leased railcars are anticipated to be conveyed to our parent as part of the Transaction.

We will receive approximately 8.9 million units owned by our parent as payment for the Transaction. The Purchase Agreement provides for the closing of the Transaction to occur immediately prior to our parent’s sale to Valero.

We have agreed with our parent, upon closing, to extend the storage and throughput services agreement with Green Plains Trade an additional three years to June 30, 2028. Upon closing, the quarterly minimum volume commitment associated with the storage and throughput services agreement will be 235.7 million gallons or, approximately 80% of the new Green Plains Inc. annual production capacity of 1.183 billion gallons.

The aforementioned transactions were reviewed and approved by the conflicts committee and are anticipated to close during the fourth quarter of 2018, subject to customary closing conditions and regulatory approvals.

DKGP Energy Terminals LLC Membership Interest Purchase Agreement with AMID Merger LP Termination

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

Completion of Construction and Commencement of Operations – NLR Energy Logistics LLC

During the first quarter of 2018, construction of the NLR Energy Logistics LLC ethanol unit train terminal in Little Rock, Arkansas was completed at a total cost of approximately $7.0 million. Operations commenced at the beginning of the second quarter and we received our first unit train in July 2018.

Results of Operations

During the third quarter of 2018, our parent’s average utilization rate was approximately 81.3% of capacity, resulting in ethanol production of 304.8 mmg, compared with 313.6 mmg, or 83.7% of capacity, for the same quarter last year. Our parent will continue to evaluate production run rates and will flex production depending on market conditions. Green Plains Trade exceeded the minimum volume commitment for the three months ended September 30, 2018, and received a $0.4 million credit related to the $0.7 million deficiency payment charged by the partnership for the three months ended March 31, 2018.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and nine months ended September 30, 2018 and 2017 (unaudited, dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$14,451	$14,466	$41,545	$42,528
Interest expense	1,871	1,412	5,253	3,941
Income tax expense	5	43	70	135
Depreciation and amortization	1,120	1,280	3,406	3,781
MVC adjustments (1)	(747)	(828)	-	182
Transaction costs	6	-	288	-
Unit-based compensation expense	76	40	196	159
Proportional share of EBITDA adjustments of equity method investees (2)	45	-	45	-
Adjusted EBITDA	16,827	16,413	50,803	50,726
Interest paid or payable	(1,871)	(1,412)	(5,253)	(3,941)
Income taxes paid or payable	(4)	(43)	(68)	(135)
Maintenance capital expenditures	(35)	(18)	(50)	(182)
Distributable cash flow	$14,917	$14,940	$45,432	$46,468

Distributions declared (3)	$15,503	$14,932	$46,499	$43,818

Coverage ratio	0.96x	1.00x	0.98x	1.06x

(1) Adjustments related to the storage and throughput quarterly minimum volume commitments.

(2) Represents our proportional share of depreciation and amortization, interest expense, and income tax expense of equity method investees.

(3) Distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three and nine months ended September 30, 2018, and 2017.

Selected financial information for the three and nine months ended September 30, 2018, and 2017, is as follows (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Var.	2018	2017	% Var.
Revenues
Storage and throughput services	$15,748	$15,416	2.2%	$45,965	$45,695	0.6%
Railcar transportation services	6,156	7,384	(16.6)	19,780	22,169	(10.8)
Terminal services	2,447	2,688	(9.0)	8,028	8,716	(7.9)
Trucking and other	1,419	961	47.7	3,722	2,163	72.1
Total revenues	25,770	26,449	(2.6)	77,495	78,743	(1.6)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	7,283	8,346	(12.7)	23,586	25,161	(6.3)
General and administrative	1,109	922	20.3	3,689	3,258	13.2
Depreciation and amortization	1,120	1,280	(12.5)	3,406	3,781	(9.9)
Total operating expenses	9,512	10,548	(9.8)	30,681	32,200	(4.7)
Operating income	$16,258	$15,901	2.2%	$46,814	$46,543	0.6%

Selected operating data for the three and nine months ended September 30, 2018, and 2017, is as follows (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Var.	2018	2017	% Var.
Product volumes (mmg)
Storage and throughput services	314.1	308.3	1.9%	926.7	913.9	1.4%

Terminal services:
Affiliate	35.2	33.1	6.3	101.3	124.5	(18.6)
Non-affiliate	28.1	38.8	(27.6)	90.7	99.3	(8.7)
	63.3	71.9	(12.0)	192.0	223.8	(14.2)

Railcar capacity billed (daily avg.)	98.2	95.1	3.3	98.6	91.9	7.3

Three Months Ended September 30, 2018, Compared with the Three Months Ended September 30, 2017

Consolidated revenues decreased $0.7 million for the three months ended September 30, 2018, compared with the same period for 2017. Revenues generated from rail transportation services decreased $1.2 million due to lower average rates charged for the railcar volumetric capacity provided. Revenues generated from terminal services decreased $0.2 million due to lower throughput at our fuel terminals. These decreases were partially offset by an increase in trucking and other revenue of $0.4 million primarily due to expansion of our truck fleet and an increase in storage and throughput services revenue of $0.3 million primarily due to an increase in throughput and transload volumes.

Operations and maintenance expenses decreased $1.1 million for the three months ended September 30, 2018, compared with the same period for 2017, primarily due to lower railcar lease expense.

General and administrative expenses increased $0.2 million for the three months ended September 30, 2018, compared with the same period for 2017, primarily due to increases in board expenses and professional fees.

Distributable cash flow for the three months ended September 30, 2018, was comparable to the same period for 2017.

Nine Months Ended September 30, 2018, Compared with the Nine Months Ended September 30, 2017

Consolidated revenues decreased $1.2 million for the nine months ended September 30, 2018, compared with the same period for 2017. Revenues generated from rail transportation services decreased $2.4 million due to lower average rates charged for the railcar volumetric capacity provided. Revenues generated from terminal services decreased $0.7 million due to lower throughput at our fuel terminals. These decreases were partially offset by an increase in trucking and other revenue of $1.6 million primarily due to expansion of our truck fleet and an increase in storage and throughput services revenue of $0.3 million primarily due to an increase in throughput and transload volumes.

Operations and maintenance expenses decreased $1.6 million for the nine months ended September 30, 2018, compared with the same period for 2017, primarily due to lower railcar lease expense of $2.4 million and lower unloading fees of $0.2 million, partially offset by increased wages, fuel and other expenses of $1.0 million as a result of the expansion of our trucking fleet.

General and administrative expenses increased $0.4 million for the nine months ended September 30, 2018, compared with the same period for 2017, primarily due to transaction costs related to the formation of the DKGP joint venture and associated membership purchase agreement to acquire AMID and an increase in expenses allocated by our parent under the secondment and omnibus agreements.

Distributable cash flow decreased $1.0 million for the nine months ended September 30, 2018, compared with the same period for 2017, primarily due to lower net income of $1.0 million. Interest expense increased $1.3 million due to higher interest rates and the $80 million year-over-year increase in the revolving credit facility capacity.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.06 million barrels per day during the third quarter of 2018, which was slightly higher than the 1.04 million barrels for the previous quarter, but 3.0% higher than the same quarter of last year. Year-to-date, production volumes are up 2.2% in 2018 compared with the same period in 2017. Refiner and blender input volume increased slightly to 932 thousand barrels per day for the third quarter of 2018 compared with 931 thousand barrels per day for the same quarter last year. Gasoline demand was down slightly by 69 thousand barrels per day in the third quarter of 2018 or 0.7% compared to the same period a year ago. As of September 30, 2018, there were 1,628 retail stations selling E15 in 30 states, up from 1,210 at the beginning of the year, according to Growth Energy. Ethanol futures traded at an average discount of $0.71 to RBOB during the third quarter of 2018 related to weaker ethanol demand. U.S. domestic ethanol ending stocks increased by approximately 1.9 million barrels to 23.4 million barrels on September 30, 2018, year over year.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, year-to-date domestic ethanol exports through September 30, 2018, were 1.24 bg, up 25%, from 992.9 mmg for the comparable period in 2017. Brazil remained the largest export destination for U.S. ethanol, which accounted for 30% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. Canada, India, and South Korea accounted for 21%, 7% and 5%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 12 cents per pound during the third quarter of 2018, compared with an average of 15 cents per pound for 2017. We currently estimate that net ethanol exports will reach between 1.6 billion gallons and 1.7 billion gallons in 2018 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Congress may also consider legislation that would impact the RFS. Bills have been introduced in the House and Senate, which would either sunset the RFS entirely or sunset the corn based ethanol portion of the mandate.

Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. CAFE, which was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks, provides a 54% efficiency bonus to flexible-fuel vehicles running on E85. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, even though it exceeds the Reid vapor pressure limitation of nine pounds per square inch. However, the One-Pound Waiver does not apply to E15 or higher blends, even though it has similar physical properties to E10, so its sale is limited to flex-fuel vehicles only during the June 1 to September 15 summer driving season.

On October 8, 2018, President Trump directed the EPA to begin rulemaking to expand the One-Pound Waiver to E15 so it can be sold year round. The EPA will follow the Administrative Procedure Act in proposing a rule, accepting public comment, and then issuing a final rule. The President has stated a goal of having a final rule out before the start of summer driving season on June 1, 2019. Any final rule from the agency is susceptible to legal challenges.

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

The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment. According to RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2018 is the first year the total proposed RVOs are more than 20% below statutory volumes levels. Thus, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The reset will be triggered if the final 2019 RVOs continue to be more than 20% below the statutory levels, as is expected, and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the RVOs post-2022.

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

The EPA can, in consultation with the Department of Energy, waive the obligation for individual refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, the refineries must be under 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. The previous administration issued these sparingly, granting 7 of 15 petitions in 2015, in whole or in part, for a total of 292.5 million gallons.

The current administration has been granting these at a much higher rate, waiving the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 29 of 33 for compliance year 2017, totaling 1.46 billion gallons. This effectively reduces the annual RVO by that amount, since the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly, from the mid $0.80 range early in the year to around $0.10. Since the RIN value helps to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends.

On July 28, 2017, the U.S. Federal District Court for the D.C. Circuit ruled in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders and importers to meet statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address. We believe this decision to confine the EPA’s waiver analysis to supply considerations benefits the industry overall and expect the primary impact will be on the RINs market. The EPA has not yet accounted for the 500 million gallons that the court in the Americans for Clean Energy case directed.

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

In Brazil, the Secretary of Foreign Trade issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years. In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by nine lawsuits. Four cases were dismissed. The five remaining cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. Five of these cases were initially denied and are going through the appeals process. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. U.S. ethanol exports to Mexico totaled 30 mmg in 2017.

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

At September 30, 2018, we had $0.4 million of cash and cash equivalents and $107.0 million available under our revolving credit facility.

Net cash provided by operating activities was $48.0 million for the nine months ended September 30, 2018, compared with $45.7 million for the nine months ended September 30, 2017. Increased cash flows from operating activities resulted primarily from changes in net working capital. Net cash used in investing activities was $2.6 million for the nine months ended September 30, 2018, compared to $3.2 million for the nine months ended September 30, 2017, due to higher capital spend in the prior year for the expansion of our truck and tanker fleet. Net cash used in financing activities was $45.4 million for the nine months ended September 30, 2018, compared with $42.8 million for the nine months ended September 30, 2017. The change in cash used in financing activities was primarily due to increased cash distributions.

We incurred capital expenditures of $1.3 million for the nine months ended September 30, 2018, primarily due to expansion of our truck and tanker fleet. We do not anticipate significant capital spending for the remainder of 2018.

Equity method investee contributions related to the NLR joint venture were $1.4 million for the nine months ended September 30, 2018. We do not anticipate significant equity contributions to NLR for the remainder of 2018.

Effective October 8, 2018, we entered into an Asset Purchase Agreement to sell select storage and transportation assets to our parent for $120.9 million. As a result of this transaction, we anticipate an annual reduction in operating cash flow of approximately $14.6 million to be offset by a decrease in future distributions payable of approximately $17.0 million based on the current $1.90 per unit annual distribution. For more information, see Note 11 – Subsequent Events to the consolidated financial statements included in this report.

Revolving Credit Facility

Green Plains Operating Company has a $235.0 million secured revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The facility can be increased by up to $20.0 million without the consent of the lenders. At September 30, 2018, the outstanding principal balance was $128.0 million with an average interest rate of 4.74%. For more information related to our debt, see Note 3 – Debt and Note 11 – Subsequent Events to the consolidated financial statements in this report.

Distributions to Unitholders

The partnership agreement provides for a minimum quarterly distribution of $0.40 per unit, which equates to approximately $13.0 million per quarter, or $51.9 million per year, based on the 2% general partner interest, the number of common units, and the number of subordinated units prior to the expiration of the subordination period, currently outstanding. For more information, see Note 5 – Partners’ Capital to the consolidated financial statements included in this report.

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

On August 10, 2018, the partnership distributed $15.5 million to unitholders of record as of August 3, 2018, related to the quarterly cash distribution of $0.475 per unit that was declared on July 19, 2018, for the quarter ended June 30, 2018.

On October 18, 2018, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $15.5 million, for the quarter ended September 30, 2018. The distribution will be paid on November 9, 2018, to unitholders of record as of November 2, 2018.

Contractual Obligations

Our contractual obligations as of September 30, 2018, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$136,100	$-	$129,168	$1,359	$5,573
Interest and fees on debt obligations (2)	12,088	6,593	5,057	157	281
Operating leases (3)	52,604	16,982	22,895	8,188	4,539
Service agreements (4)	1,926	1,124	646	156	-
Other (5)	5,125	713	1,096	2,233	1,083
Total contractual obligations	$207,843	$25,412	$158,862	$12,093	$11,476

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

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare our consolidated financial statements. Information about our critical accounting policies and estimates are included in our 2017 annual report.

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

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates. At September 30, 2018, we had $128.0 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $607 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: November 9, 2018 Date: November 9, 2018

GREEN PLAINS PARTNERS LP

(Registrant)

By: Green Plains Holdings LLC,

      its general partner

By:   /s/ Todd A. Becker                                 _

Todd A. Becker
President and Chief Executive Officer

(Principal Executive Officer)

By:   /s/ John W. Neppl                                   _

John W. Neppl
Chief Financial Officer

(Principal Financial Officer)