Form 10-K
period 2018-12-31
Green Plains Partners LP
filed 2019-02-20
CIK 1635650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

☐ Yes   ☒ No

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2018, based upon the last sale price of the common units on such date, was approximately $270.1 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.

As of February 14, 2019, the registrant had 23,137,695 common units outstanding.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this annual report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Birmingham BioEnergy	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
DKGP	DKGP Energy Terminals LLC
Green Plains Ethanol Storage	Green Plains Ethanol Storage LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
Green Plains Trucking II	Green Plains Trucking II LLC
MLP predecessor	BlendStar LLC and its subsidiaries, and the assets, liabilities and results of operations of the ethanol storage and leased railcar assets contributed by Green Plains
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings; the general partner	Green Plains Holdings LLC
Green Plains Obion	Green Plains Obion LLC
Green Plains Trade	Green Plains Trade Group LLC
Green Plains Trucking	Green Plains Trucking LLC

Other Defined Terms:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
BNSF	BNSF Railway Company
CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
Clean Water Act	Water Pollution Control Act of 1972
CSX	CSX Transportation, Inc.
D.C.	District of Columbia
DOT	U.S. Department of Transportation
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
EVWR	Evansville Western Railway, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FRA	Federal Railroad Administration
GAAP	U.S. Generally Accepted Accounting Principles
ILUC	Indirect land usage charge
IPO	Initial public offering of Green Plains Partners LP
IRA	Individual retirement account
IRS	Internal Revenue Service
JOBS Act	Jumpstart Our Business Startups Act of 2012
KCS	Kansas City Southern Railway Company
LCFS	Low Carbon Fuel Standard
LIBOR	London Interbank Offered Rate

LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
Mmgy	Million gallons per year
MTBE	Methyl tertiary-butyl ether
Nasdaq	The Nasdaq Global Market
NEO	Named executive officer
NMTC	New markets tax credits
OSHA	U.S. Occupational Safety and Health Administration
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
PHMSA	Pipeline and Hazardous Materials Safety Administration
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
Securities Act	Securities Act of 1933
SEC	Securities and Exchange Commission
U.S.	United States
USDA	U.S. Department of Agriculture

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

Partnership History

We are a master limited partnership formed by our parent on March 2, 2015. On July 1, 2015, we completed our IPO of 11,500,000 common units representing limited partner interests. Our common units are traded under the symbol “GPP” on Nasdaq. After completing the IPO, in addition to the interests of BlendStar, we obtained the ethanol storage and leased railcar assets and liabilities previously owned and operated by our parent, in a transfer between entities under common control.

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

On August 13, 2018, the requirements under the partnership agreement for the conversion of all of the outstanding subordinated units into common units were satisfied. Accordingly, all of the 15,889,642 outstanding subordinated units were converted into common units on a one-for-one basis.

On November 15, 2018, our parent closed on the sale of three of its ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero Renewable Fuels Company, LLC (“Valero”). Correspondingly, the storage assets located adjacent to such plants were sold to our parent for $120.9 million. As consideration, we received from our parent  8.7 million Green Plains units and a portion of the general partner interest equating to 0.2 million equivalent limited partner units to maintain the general partner’s 2% interest. These units were retired upon receipt. In addition, we also received cash consideration of $2.7 million from Valero for the assignment of certain railcar operating leases.

On November 15, 2018, our parent announced the permanent closure of its ethanol plant located in Hopewell, Virginia. The closure did not affect our quarterly storage and throughput minimum volume commitment with Green Plains Trade or the current transload operations at that location.

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

We generate a substantial portion of our revenues under fee-based commercial agreements with Green Plains Trade for receiving, storing, transferring and transporting ethanol and other fuels, which are supported by minimum volume or take-or-pay capacity commitments. We do not take ownership or receive any payments based on the value of ethanol or other fuels we handle. As a result, we do not have direct price exposure to fluctuating commodity prices.

As of December 31, 2018, our parent owns  a 49.1% limited partner interest in us, consisting of 11,586,548 common units, a 2.0% general partner interest and all of our incentive distribution rights. The public owns the remaining 48.9% limited partner interest. The following diagram depicts our simplified organizational structure at December 31, 2018:

Green Plains Inc.
(NASDAQ: GPRE)
(Our Parent)
100% ownership interest
Green Plains Holdings LLC
(our General Partner)
Incentive Distribution Rights
49.1% limited partner interest
(11.6 million common units)
Public Unitholders
2% general partner interest
48.9% limited partner interest
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

In the fourth quarter of 2018, we sold the storage assets associated with the ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to our parent.  We currently own or lease 32 ethanol storage facilities and approximately 49 acres of land. Our storage tanks are located at or near our parent’s 13 operational ethanol production plants in Illinois, Indiana, Iowa, Minnesota, Nebraska, Tennessee, and Texas, as well as our parent’s non-operational ethanol production plant in Virginia.

Our ethanol storage tanks have combined storage capacity of 31.9 mmg and aggregate throughput capacity sufficient to support our parent’s  revised annual production capacity of 1,123 mmgy. For the year ended December 31, 2018, our parent operated its ethanol production facilities at an average daily production capacity of approximately 75% resulting in ethanol storage and throughput of 1,135 mmgy. The following table presents additional ethanol production plant details by location:

Plant Location	Initial Operation or Acquisition Date	Major Rail Line Access	Plant Production Capacity (mmgy)	On-Site Ethanol Storage Capacity (thousands of gallons)
Atkinson, Nebraska	June 2013	BNSF	55	2,074
Central City, Nebraska	July 2009	Union Pacific	116	2,250
Fairmont, Minnesota	Nov. 2013	Union Pacific	119	3,124
Hereford, Texas	Nov. 2015	BNSF	100	4,406
Hopewell, Virginia	Oct. 2015	Norfolk Southern	-	761
Madison, Illinois	Sept. 2016	Port Harbor	90	2,855
Mount Vernon, Indiana	Sept. 2016	EVWR	90	2,855
Obion, Tennessee	Nov. 2008	Canadian National	120	3,000
Ord, Nebraska	July 2009	Union Pacific	65	1,550
Otter Tail, Minnesota	Mar. 2011	BNSF	55	2,000
Shenandoah, Iowa	Aug. 2007	BNSF	82	1,524
Superior, Iowa	July 2008	Union Pacific	60	1,238
Wood River, Nebraska	Nov. 2013	Union Pacific	121	3,124
York, Nebraska	Sept. 2016	BNSF	50	1,100
Total			1,123	31,861

Terminal and Distribution Services.  We own and operate seven fuel terminals in Alabama, Arkansas, Louisiana, Mississippi, Kentucky and Oklahoma with combined total storage capacity of approximately 7.3 mmg and access to major rail lines. We also own approximately five acres of land and lease approximately 18 acres of land where our fuel terminals are located. Ethanol and other products are transported to our terminals primarily by rail, and shipped from our terminals by truck to third parties, including refiners, blenders and other obligated and non-obligated parties. For the year ended December 31, 2018, the aggregate throughput at these facilities was approximately 249.9 mmg.

The following table presents additional fuel terminal details by location:

Fuel Terminal Facility Location	Major Rail Line Access	On-Site Storage Capacity (thousands of gallons)	Throughput Capacity (mmgy)
Birmingham, Alabama - Unit Train Terminal	BNSF	6,542	300
Other Fuel Terminal Facilities	(1)	720	462
		7,262	762

(1) Access to our six other fuel terminal facilities is available from BNSF, KCS, Canadian National, Union Pacific, Norfolk Southern and CSX.

Transportation and Delivery. Ethanol deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads or barge delivery to national or international ports. Our railcar volumetric capacity is used to transport product primarily from our ethanol storage facilities and third-party production facilities to other fuel terminals, including our own, international export terminals and refineries located throughout the United States. In the fourth quarter of 2018, we assigned certain railcar operating leases associated with the ethanol plants in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero. Currently, our leased railcar fleet consists of approximately 2,840 railcars with an aggregate capacity of 85.2 mmg. We expect our railcar volumetric capacity to fluctuate over the normal course of business as our existing railcar leases expire and we enter into or acquire new railcar leases.

We also own and operate a fleet of 19 trucks and tankers that transport ethanol and other products.

Segments

Our operations consist of one reportable segment and are conducted solely in the U.S. See Item 8 - Financial Statements and Supplementary Data for financial information about our operations and assets.

Our Relationship with Green Plains

Our parent is a diversified commodity processor with operations related to ethanol production, grain handling and storage, cattle feedlots, and commodity marketing and logistics services. The company is one of the largest ethanol producers in North America with 13 operating dry mill plants, with the capacity to produce approximately 1.1 billion gallons of ethanol per year.

We benefit significantly from our relationship with our parent. Our assets are the principal method of storing and delivering the ethanol our parent produces. Our commercial agreements with Green Plains Trade account for a substantial portion of our revenues.

Our parent has a majority interest in us through the ownership of our general partner and a 49.1% limited partner interest, as well as all of our incentive distribution rights. We believe our parent will continue to support the successful execution of our business strategies given its significant ownership in us and the importance of our assets to Green Plains’ operations.

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

Storage and Throughput Agreement.  Under our storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum of 235.7 mmg of product per calendar quarter at our storage facilities. In addition, Green Plains Trade is obligated to pay $0.05 per gallon on all volume it throughputs associated with the agreement. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay us a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire.

On November 15, 2018, as part of the sale of ethanol storage assets associated with the ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan, the storage and throughput agreement was amended to reduce the minimum volume commitment from 296.6 mmg of product per calendar quarter to 235.7 mmg. In addition, we agreed with our parent to extend the storage and throughput agreement with Green Plains Trade an additional three years to June 30, 2028. The storage and throughput agreement will automatically renew for successive one-year terms unless either party provides written notice of its intent to terminate the agreement at least 360 days prior to the end of the remaining primary or renewal term.

Terminal Services Agreement.  Under our terminal services agreement for the Birmingham facility, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 2.8 mmg per month of ethanol and other fuels, equivalent to 33.2 mmgy, and pay associated throughput fees, as well as fees for ancillary services through December 31, 2019. The agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 90 days prior to the end of the remaining primary or renewal term. Several of our other terminal services agreements with Green Plains Trade also contain minimum volume commitments with various remaining terms.

Rail Transportation Service Agreement.  Under our rail transportation services agreement, as amended, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade, to nominated delivery points, and pay an average monthly fee of approximately $ 0.0186 per gallon for all railcar volumetric capacity provided over the remaining life of the agreement. The minimum railcar capacity commitment we provide to Green Plains Trade for our leased railcar fleet is currently 85.2 mmg and the weighted average remaining term of all railcar lease agreements is 2.9 years. At December 31, 2018, the remaining term of our rail transportation services agreement was 6.5 years. The rail transportation services agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 360 days prior to the end of the remaining primary or renewal term.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade and pay a monthly fee of approximately $0.0014 per gallon for these services. In addition, Green Plains Trade reimburses us for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to our gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with us for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

Trucking Transportation Agreement.  Under our trucking transportation agreement, Green Plains Trade pays us to transport ethanol and other fuels by truck from identified receipt points to various delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate amount of product volume transported in a calendar month multiplied by the applicable rate for each truck lane, which is defined as a specific route between point of origin and point of destination. Rates for each truck lane are negotiated based on product, location, mileage and other factors, including competitive factors. At December 31, 2018, the remaining term of our trucking transportation agreement was five months. The trucking transportation agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 30 days prior to the end of the remaining primary or renewal term.

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

Advantageous Relationship with Our Parent. Our assets are the principal method of storing and delivering the ethanol our parent produces, and the related agreements with Green Plains Trade include minimum volume or take-or-pay capacity commitments. Furthermore, as general partner and owner of a 49.1% limited partner interest in us, as well as all of our incentive distribution rights, our parent directly benefits from our growth, which provides an incentive to pursue projects that directly or indirectly enhance the value of our business and assets. This can be accomplished through organic expansion, accretive acquisitions or the development of downstream distribution services. Under the omnibus agreement, we are granted the right of first offer, for a period of five years from the date of the IPO, on any ethanol storage asset, fuel terminal facility or transportation asset our parent owns, constructs, acquires or decides to sell.

Quality Assets.  Our portfolio of assets has an expected remaining weighted average useful life of approximately 12 years. Our ethanol storage and fuel terminal assets are strategically located in thirteen states near major rail lines and barge service, which minimizes our exposure to weather-related downtime and transportation congestion and enables access to markets across the United States. Given the nature of our assets, we expect to incur only modest maintenance-related expenses and capital expenditures in the near future.

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

Recent Developments

The following is a summary of our significant developments during 2018. Additional information about these items can be found elsewhere in this report or in previous reports filed with the SEC.

Completion of Construction and Commencement of Operations – NLR Energy Logistics LLC

During the first quarter of 2018, construction of the NLR Energy Logistics LLC ethanol unit train terminal in Little Rock, Arkansas was completed at a total cost of approximately $7.0 million. Operations commenced at the beginning of the second quarter and we received our first unit train in July 2018.

Termination of DKGP Energy Terminals LLC Membership Interest Purchase Agreement with AMID Merger LP

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

Third Amendment to Credit Agreement

On October 12, 2018, we amended the revolving credit facility to allow the sale of the ethanol storage assets associated with up to six ethanol plants owned by our parent, with no more than 600 million gallons of production capacity. In addition, the lenders permitted the exchange of units as consideration for the transaction and also permitted modifications of various key operating agreements. Upon close of the sale of the assets associated with the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants, the revolving credit facility was decreased from $235.0 million to $200.0 million. There were no other significant changes in other covenants.

Extension of Offer Period – JGP Energy Partners

Effective October 15, 2018, we agreed with our parent to extend the offer period related to the potential purchase of the Green Plains interest in the JGP Energy Partners Beaumont, Texas terminal until June 30, 2019. The extension was reviewed and approved by the conflicts committee.

Asset Purchase Agreement with Green Plains Inc.

On November 15, 2018, our parent closed on the sale of three of its ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero. Correspondingly, the storage assets located adjacent to such plants were sold to our parent for $120.9 million. As consideration, we received from our parent 8.7 million Green Plains units and a portion of the general partner interest equating to 0.2 million equivalent limited partner units to maintain the general partner’s 2% interest. These units were retired upon receipt. In addition, we also received cash consideration of $2.7 million from Valero for the assignment of certain railcar operating leases.

As part of this transaction, we amended the storage and throughput agreement with Green Plains Trade to reduce the quarterly minimum volume commitment from 296.6 mmg of product per calendar quarter to 235.7 mmg. In addition, we agreed with our parent to extend the storage and throughput agreement an additional three years to June 30, 2028. This transaction was reviewed and approved by the conflicts committee.

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

Major Customer

We are highly dependent on Green Plains Trade and anticipate deriving a substantial portion of our revenues from them in the foreseeable future. Revenues from Green Plains Trade totaled approximately $94.3 million, or 93.6%,  $100.8 million, or 94.2%, and $95.5 million, or 92.0% of our consolidated revenues, during the years ended December 31, 2018, 2017 and 2016, respectively. Accordingly, we are indirectly subject to the business risks of Green Plains Trade and any development that materially and adversely affects its operations, financial condition or market reputation. For additional information, please refer to Risk Factors—Risks Related to Our Business and Industry and Risks Related to an Investment in Us.

Regulatory Matters

Government Ethanol Programs and Policies

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. In the United States, the federal government mandates the use of renewable fuels under the RFS II. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment.

The RFS II has been a driving factor in the growth of ethanol usage in the United States. When the RFS II was established in October 2010, the required volume of “conventional” corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On November 30, 2018,  the EPA announced the final 2019 renewable volume obligations for conventional ethanol, which met the 15.0-billion-gallon congressional target.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2019 is the second consecutive year the total proposed RVOs are more than 20% below statutory volumes levels. Thus, the EPA Administrator has directed his staff to initiate the reset rulemaking process, and the EPA will modify statutory volumes through 2022 based on the same factors used to set the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development.

Obligated parties use RINs to show compliance with the RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties. Higher RIN prices encourage more blending of ethanol.

Under the RFS II, a small refinery, that processes less than 75,000 barrels per day, can petition the EPA for a waiver of their requirement to submit RINs. The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant them a full or partial waiver, or deny it within 90 days of submittal. The EPA granted significantly more of these waivers for 2016 and 2017 than they had in the past, totaling 790 million gallons of waived requirements for 2016 and 1.46 billion gallons for 2017. This effectively reduced the RFS II mandated volumes for those compliance years by those amounts, and has lowered RIN values significantly over the past calendar year.

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The current approach accomplishes the opposite. Even if all the obligated parties comply with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel will not meet the total volume requirements set by the EPA. This undermines Congressional intent of demand pressure creation and an increased consumption of renewable fuels. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

See further discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Environmental and Other Regulation

Under the omnibus agreement, our parent is required to indemnify us from all known and certain unknown environmental liabilities associated with owning and operating our assets that existed on or before the closing of the IPO. In turn, we agree to indemnify our parent from future environmental liabilities associated with the activities of the partnership. Construction or maintenance of our terminal facilities and storage facilities may impact wetlands, which are regulated by the EPA and the U.S. Army Corps of Engineers under the Clean Water Act.

Our parent’s ethanol production plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on the RFS II. Our parent believes that these final regulations grandfather its ethanol production plants at their current authorized capacity, though expansion of its ethanol production plants may need to meet a threshold of a 20% reduction in greenhouse gas, or GHG, emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS II mandate.

Separately, CARB has adopted a LCFS, requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels from 2010 to 2020. After a series of rulings that temporarily prevented CARB from enforcing these regulations, the State of California Office of Administrative Law approved the LCFS in November 2012, and revised LCFS regulations took effect in January 2013.

See further discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees

We do not have any direct employees. We are managed and operated by the executive officers of our general partner, who are also officers of our parent, and our general partner’s board of directors. Our general partner and its affiliates have approximately 40 full-time equivalent employees under its direct management and supervision supporting our operations.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available on our website at www.greenplainspartners.com shortly after we file or furnish the information with the SEC. You can also find the charter of our audit committee, as well as our code of ethics in the corporate governance section of our website. The information found on our website is not part of this or any other report we file or furnish with the SEC. For more information on our parent, please visit www.gpreinc.com. Alternatively, investors may visit the SEC website at www.sec.gov to access our reports and information statements filed with the SEC.

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

In order to pay the minimum quarterly distribution of $0.40 per unit per quarter, or $1.60 per unit on an annualized basis, we require available cash of approximately $9.4 million per quarter, or approximately $37.8 million per year, based on the 2% general partner interest and the number of common units outstanding. We may not have sufficient available cash each quarter to pay the minimum quarterly distribution. The amount of cash we can distribute on our units depends on the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on:

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

We entered into a storage and throughput agreement and two transportation services agreements with Green Plains Trade in connection with the IPO. Green Plains Trade’s obligations under such commercial agreements are guaranteed by our parent. Additionally, we assumed all of BlendStar’s terminal services agreements with Green Plains Trade. The services we provide under commercial agreements with Green Plains Trade account for a substantial portion of our revenues for the foreseeable future. Therefore, we are subject to risk of nonpayment or nonperformance by Green Plains Trade and our parent under the commercial agreements. Any event, whether related to our operations or otherwise, that materially and adversely affects Green Plains Trade’s or our parent’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the following operational and business risks of our parent and its subsidiaries (including Green Plains Trade), among others:

•	the price volatility of corn, natural gas, ethanol, distillers grains, corn oil, crude oil, and cattle and our parent’s ability to manage the spread among the prices for such commodities;
•	our parent’s risk management strategies, including hedging transactions that may limit its effectiveness and expose it to other risks;
•	Green Plains Trade’s liquidity could be materially and adversely affected if third parties are unable to make payments for their sales;
•	the ethanol industry’s dependency on government usage mandates for blending ethanol with gasoline which influences ethanol production and ethanol prices;
•	our parent’s indebtedness may limit its ability to obtain additional financing, and our parent may also face difficulties complying with the terms of its debt agreements;
•	covenants and events of default in our parent’s debt agreements could limit its ability to undertake certain types of transactions and adversely affect its liquidity;
•	our parent has capital needs and planned and unplanned maintenance expenses for which its internally generated cash flows and other sources of liquidity may not be adequate;
•	the dangers inherent in our parent’s operations could cause disruptions and could expose our parent to potentially significant losses, costs or liabilities;
•	environmental risks, incidents and violations that could give rise to material remediation costs, fines and other liabilities;
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

•	our parent may be required to provide remedies for the delivery of off-specification ethanol, distillers grains or corn oil;
•	our parent’s insurance policies do not cover all losses, costs or liabilities that our parent may experience;
•	our parent could be subject to damages based on claims brought by its customers or lose customers as a result of a failure of its products to meet certain quality specifications;
•	the loss by our parent of any of its key personnel;
•	terrorist attacks, threats of war or actual war; and
•	cyber-attacks or failure of our parent’s internal computer network and applications to operate as designed.

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

Ethanol production, storage, transportation and marketing is highly competitive. In the United States, our parent competes with farmer cooperatives, corn processors and refiners. Our parent is among the five largest producers in the United States that have combined capacity of 7.1 bgy, or 44% of all domestic production as of January 15, 2019. Nearly half of the 204 ethanol plants in the United States are stand-alone entities that produce 5.5 billion gallons, or 34% of all domestic production. If our parent’s competitors consolidate or otherwise grow, our parent’s business may be significantly and adversely affected. There is also risk of foreign competition. Foreign producers, including Brazil, which is the second largest ethanol producer in the world, may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than our parent.

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

Our parent may change the focus of its operations by developing new types of facilities, suspending or reducing certain operations, modifying or closing facilities or terminating operations. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Our parent actively manages its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future. No such changes will be subject to our consent.

Green Plains Trade is currently our primary source of revenue and our primary customer. Our parent and Green Plains Trade, which we have no control over, may elect to pursue a business strategy that does not favor us or our business. A change in our parent’s business or financial strategy, contractual obligations or risk profile may negatively impact its financial condition, results of operations, cash flows or creditworthiness. In turn, our cash flows from our commercial agreements with Green Plains Trade and, therefore, our ability to sustain or increase cash distributions to our unitholders may be materially and adversely affected. Moreover, our creditworthiness may be adversely affected by a decline in our parent’s creditworthiness, increasing our borrowing costs or hindering our ability to access the capital markets.

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

In addition, the remaining term of Green Plains Trade’s obligations under each agreement extends for approximately 9.5 years in the case of the storage and throughput agreement, 6.5 years in the case of the rail transportation services agreement, one year in the case of the terminal services agreements that provide for minimum commitments, and five months in the case of the trucking transportation agreement. If, at the end of the remaining primary term, our parent and Green Plains Trade elect not to extend these agreements and, as a result, fail to use our assets and we are unable to generate additional revenues from third parties, our ability to pay cash distributions to our unitholders will be reduced. Furthermore, any renewal of the commercial agreements with Green Plains Trade may not be on favorable commercial terms. For example, depending on prevailing market conditions at the time of contract renewal, Green Plains Trade may desire to enter into contracts under different fee arrangements. To the extent we are unable to renew the commercial agreements with Green Plains Trade on terms that are favorable to us, our revenue and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Green Plains Trade’s minimum take-or-pay capacity commitment under the rail transportation services agreement will be reduced proportionately as our railcar leases expire if we do not enter into new rail transportation services agreements.

We lease our fleet of railcars from several lessors pursuant to lease agreements with remaining terms ranging from less than one year to approximately five years with a weighted average remaining term of 2.9 years. As our railcar lease agreements expire, the respective volumetric capacity of those expired leases will no longer be subject to the rail transportation services agreement, and Green Plains Trade’s minimum take-or-pay capacity commitment will be reduced proportionately. Of our current leased railcar fleet, 15.8%, 15.4%, 16.3% and 22.2% of the railcar volumetric capacity have terms that expire in the years ended December 31, 2019, 2020, 2021 and 2022, respectively, or approximately 69.7% of our total current railcar volumetric capacity during that time frame. If at the end of the terms under the lease agreements, we do not enter into new commercial arrangements with respect to rail transportation services, our revenues and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Railcars used to transport ethanol and other fuels may need to be retrofitted or replaced to meet new rail safety standards.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. We currently lease approximately 2,840 railcars. On May 1, 2015, the DOT, through PHMSA and FRA, and in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains”. The rule calls for an enhanced tank car standard known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule for retrofitting or replacing older tank cars carrying crude oil and ethanol. The rule also establishes new braking standards that are intended to reduce the severity of accidents and the so-called “pile-up effect”. Under prescribed circumstances, new operational protocols apply including reduced speed, routing requirements and local government notifications. In addition, persons that offer hazardous material for transportation must develop more accurate classification protocols. These regulations will result in upgrades or replacements of our railcars, and may have an adverse effect on our operations as lease costs for railcars may increase over the long term. Our railcars are also subject to federally-mandated tank car requalification, which requires inspection, repairs and upgrades to our current railcar fleet every ten years. Due to these regulatory standards, as well as any potential modifications that may be issued in the future, existing railcars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product. Since we cannot charge our customers for railcars that are out of service, a significant increase in out of service railcars could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions.

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

If the United States were to withdraw from or materially modify NAFTA or certain other international trade agreements, our business, financial condition and results of operations could be materially adversely affected.

Ethanol and other products that our parent produces are exported to Canada, Mexico, China and other countries. The current administration has expressed antipathy towards many existing international trade agreements, including NAFTA, and has significantly increased tariffs on goods imported into the United States from many countries, which in turn has led to retaliatory actions on US exports. As of the date of this Form 10-K, it remains unclear what the outcomes may be of NAFTA, other international trade agreements and tariffs on various goods. The President has threatened to withdraw the U.S. from NAFTA in order to leverage support for his updated version, the United States Mexico Canada Agreement or USMCA. The administration has also expressed a desire to negotiate new free trade agreements with China, Japan, the UK, the EU, and others. The current trade situation, the outcome of these negotiations or lack thereof, has had and/or may continue to have a material effect on our parent’s, and consequently our, business, financial condition and results of operations.

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

Future events could result in impairment of long-lived assets, which may result in charges that adversely affect our results of operations.

Long-lived assets, including property, plant and equipment, goodwill, and equity method investments, are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations are sensitive to changes in key assumptions used in our analysis and may require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments of long-lived assets based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows of an asset group.

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

Our parent is required to comply with a number of covenants under its existing loan agreements that could hinder our ability to grow our business, pay cash distributions and maintain our credit profile. Our ability to obtain credit in the future may also be affected by our parent’s financial condition, our own credit profile and the environment for access to capital for master limited partnerships.

Our parent must devote a portion of its cash flows from operating activities to service its indebtedness. A higher level of indebtedness at our parent in the future increases the risk that its subsidiary, Green Plains Trade, may default on its obligations under the commercial agreements with us. Despite its current debt levels, our parent and its subsidiaries may incur additional debt in the future, including secured debt. Certain of our parent’s subsidiaries (including Green Plains Trade) are restricted under the terms of its debt from incurring various types of additional debt, pledging assets, and recapitalizing its debt. In addition, a number of other actions, whether restricted or non-restricted by the debt terms, could diminish our ability to make payments thereunder.

Our parent’s existing and future debt arrangements, as applicable, may limit its ability to, among other things, incur additional indebtedness, make capital expenditures above certain limits, pay dividends or distributions, merge or consolidate, or dispose of substantially all of its assets, and may directly or indirectly impact our operations in a similar manner. Our parent’s subsidiaries are also required to maintain specified financial ratios, including minimum cash flow coverage, minimum working capital and minimum net worth. A breach of any of these covenants or requirements could result in a default under its loan agreements. If any of its subsidiaries default, and if such default is not cured or waived, our parent’s lenders could, among other things, accelerate their debt and declare that debt immediately due and payable. If this occurs, our parent may not be able to repay such debt or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable. No assurance can be given that the future operating results of our parent’s subsidiaries will be sufficient to achieve compliance with such covenants and requirements, or in the event of a default, to remedy such default.

In the past, our parent has received waivers from its lenders for failure to meet certain financial covenants and has amended its loan agreements to change these covenants. In the event our parent is unable to comply with these covenants in the future, our parent cannot provide assurance that it will be able to obtain the necessary waivers or amend its loan agreements to prevent default. Under our parent’s convertible senior notes, default on any loan in excess of $10.0 million could result in the notes being declared due and payable.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus 2.25% to 3.00%. If we make any borrowings in the future, our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be materially adversely affected by significant increases in interest rates.

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

Our parent’s ethanol production plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on the RFS II. Our parent believes that these final regulations grandfather its ethanol production plants at their current authorized capacity, though expansion of its ethanol production plants may need to meet a threshold of a 20% reduction in greenhouse gas, or GHG, emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS II mandate.

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

While many trade groups, academics and government agencies support ethanol as a fuel additive that promotes a cleaner environment, others claim ethanol production consumes considerably more energy, emits more greenhouse gases than other fuels and depletes water resources. While we do not agree, some studies suggest ethanol produced from corn is less efficient than ethanol produced from switch grass or wheat grain. Others claim corn-based ethanol negatively impacts consumers by causing the prices of dairy, meat and other food derived from corn-consuming livestock to increase. Ethanol critics also contend the industry redirects corn supplies from international food markets to domestic fuel markets, and contributes to land use change domestically and abroad.

There are limited markets for ethanol beyond the federal mandates. We believe further consumer acceptance of E15 and E85 fuels may be necessary before ethanol can achieve significant market share growth. Discretionary and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol relative to gasoline, and availability to consumers. When discretionary blending is financially unattractive, the demand for ethanol may be reduced.

Demand for ethanol is also affected by overall demand for transportation fuel, which is affected by cost, number of miles traveled and vehicle fuel economy. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely behind the fall season due to holiday travel. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. Additionally, factors such as over-supply of ethanol, which has been the case in 2018, could continue to negatively impact our parent’s business. Reduced demand for ethanol may depress the value of our parent’s products, erode its margins, and reduce our parent’s, and consequently our, ability to generate revenue or operate profitably.

Increased federal support of cellulosic ethanol may increase competition among corn-derived ethanol producers.

Legislation, including the American Recovery and Reinvestment Act of 2009 and EISA, provides numerous funding opportunities supporting cellulosic ethanol production. In addition, RFS II mandates an increasing level of biofuel production that is not derived from corn, though this will be amended lower by the EPA in the reset rulemaking. Federal policies suggest a long-term political preference for cellulosic processing using feedstocks such as switch grass, silage, wood chips or other forms of biomass. Cellulosic ethanol is viewed more favorably since the feedstock is not diverted from food production and has a smaller carbon footprint. Several cellulosic ethanol plants are currently under development. While these have had limited success to date, as research and development programs persist, there is risk that cellulosic ethanol could displace corn ethanol. In addition, any replacement of federal mandates from corn-based to cellulosic-based ethanol production may reduce our parent’s, and consequently our, profitability.

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

We may be affected by our parent’s portfolio optimization strategy.

In May 2018, our parent announced that it was evaluating the performance of its entire portfolio of assets and businesses. As part of that process, during the fourth quarter of 2018, our parent sold three ethanol plants and permanently closed one ethanol plant. As it continues to evaluate its portfolio, our parent may sell additional assets or businesses or exit particular markets that are no longer a strategic fit or no longer meet their growth or profitability targets. Depending on the nature of the assets sold, our profitability may be impacted by lost operating income or cash flows from such businesses. In addition, divestitures our parent completes may not yield the targeted improvements in their business and may divert management’s attention from our day-to-day operations. Our parent’s failure to achieve the intended financial results associated with its portfolio optimization strategy could have an adverse effect on our business, financial condition or results of operations.

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

We could be adversely affected by terrorist attacks, threats of war or actual war.

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

We could be adversely affected by cyber-attacks or failure of our or our parent’s internal computer network and applications to operate as designed.

We and our parent rely on network infrastructure and enterprise applications, and internal technology systems for operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, lightning, tornados, fire, power loss, telecommunication failures, cyber-attacks and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us or our parent from fulfilling customers’ orders. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at a company, its products, its customers and/or its third-party service providers. Despite the implementation of cybersecurity measures (including access controls, data encryption, vulnerability assessments, employee training, continuous monitoring, and maintenance of backup and protective systems), our information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. While we have taken reasonable efforts to protect ourselves, we cannot assure our unitholders that any of our or our parent’s backup systems would be sufficient. Any event that causes failures or interruption in such hardware or software systems could result in disruption of our or our parent’s business operations, have a negative impact on our parent’s and our operating results, and damage each of our reputations, which could negatively affect our financial condition, results of operation, cash flows and ability to make distributions to our unitholders.

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

•	our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;
•	our general partner determines which costs incurred by it are reimbursable by us;
•

our partnership agreement permits us to distribute up to $40.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our incentive distribution rights;

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
•

our general partner determines the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our general partner, and the amount of adjusted operating surplus generated in any given period;

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

Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

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

Our general partner has the right, as the initial holder of our incentive distribution rights, at any time when our general partner has received incentive distributions at the highest level to which it is entitled (48%, in addition to distributions paid on its 2% general partner interest) for each of the prior four consecutive fiscal quarters and the amount of each such distribution did not exceed the adjusted operating surplus for such quarter, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election by our general partner, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution.

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

If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three business days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return, or may receive a negative return, on their investment. Our unitholders may also incur a tax liability upon a sale of their common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. Our parent owns an aggregate of approximately 50.5% of our outstanding common units (excluding any common units owned by directors, director nominees and executive officers of our general partner or of Green Plains) and therefore is currently unable to exercise the call right.

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

Our unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner. Our parent owns approximately 50.5% of our total outstanding and equivalent common units on an aggregate basis (excluding any common units owned by directors, director nominees and executive officers of our general partner or of Green Plains).

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

Our general partner may transfer all or a portion of its incentive distribution rights to a third party at any time without the consent of our unitholders, and such transferee shall have the same rights as the general partner relative to resetting target distributions if our general partner concurs that the test for resetting target distributions have been fulfilled. If our general partner transfers the incentive distribution rights to a third party, it may not have the same incentive to grow our partnership and increase quarterly distributions to our unitholders over time as it would if it had retained ownership of the incentive distribution rights. For example, a transfer of incentive distribution rights by our general partner could reduce the likelihood of our parent accepting offers made by us relating to assets owned by it and our parent would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our asset base.

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

Sales of substantial amounts of our common units in the public market, or the perception that these sales may occur,

could cause the market price of our common units to decline. This could also impair our ability to raise additional capital through the sale of our equity interests. Our parent holds 11,586,548 common units. All of the subordinated units converted into common units on August 13, 2018. Additionally, we have agreed to provide our parent with certain registration rights under applicable securities laws. The sale of these common units in public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Our partnership agreement treats a distribution of capital surplus as the repayment of the IPO initial unit price, which is analogous to a return of capital. Each time a distribution of capital surplus is made, the minimum quarterly distribution and the target distribution levels will be proportionately reduced. Because distributions of capital surplus will reduce the minimum quarterly distribution after any of these distributions are made, the effects of distributions of capital surplus may make it easier for our general partner to receive incentive distributions.

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

As of December 31, 2018, there are 11,551,147 publicly traded common units. In addition, our parent owns 11,586,548 common units, representing an aggregate 49.1% limited partner interest in us. Our unitholders may not be able to resell their common units at or above their purchase price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

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

As part of the Bipartisan Budget Act of 2015, enacted on November 2, 2015, legislation was passed requiring large partnerships to pay federal tax deficiencies. A tax assessment paid by the partnership would reduce distributable cash flow available to unitholders, potentially for tax assessments related to years in which they did not own partnership units. The new rules were effective for taxable years beginning after December 31, 2017.

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

The Tax Cuts and Jobs Act was signed into law on December 22, 2017, effective on January 1, 2018. Among other provisions, the law reduced the federal statutory corporate income tax rate from 35% to 21%. In addition, the new law provided for the simplification and reform of individual income tax rates, enhancement of the standard deduction, and the repeal of personal exemptions. This law may impact our unitholders, depending upon their unique facts and circumstances, and as such we cannot determine whether it will have a positive or negative affect on our unitholders.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 26, 2015, our common units began trading under the symbol “GPP” on Nasdaq. On July 1, 2015, we completed our IPO of 11,500,000 common units, representing limited partner interests, for $15.00 per common unit. The requirements under the partnership agreement for the conversion of all of the outstanding subordinated units into common units were satisfied upon the payment of the distribution with respect to the quarter ended June 30, 2018. Accordingly, the subordination period ended on August 13, 2018, the first business day after the date of the distribution payment, and all of the 15,889,642 outstanding subordinated units were converted into common units on a one-for-one basis. Our parent currently owns 11,586,548 common units, constituting a 49.1% limited partner ownership interest in us.

Holders of Record

We had six holders of record of our common units on December 31, 2018, one of which holds the 11,500,000 outstanding common units held by the public, including those held in street name.

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

Item 6.  Selected Financial Data.

The statement of operations data for the years ended December 31, 2018,  2017 and 2016, and the balance sheet data as of December 31, 2018 and 2017, are derived from our audited consolidated financial statements and should be read together with the accompanying notes included elsewhere in this report.

The statement of operations data for the years ended December 31, 2015 and 2014, and the balance sheet data as of December 31, 2016, 2015 and 2014, are derived from our audited consolidated financial statements that are not included in this report, which describe a number of matters that materially affect the comparability of the periods presented.

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

On November 15, 2018, our parent closed on the sale of three of its ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero. Correspondingly, the storage assets located adjacent to such plants were sold to our parent for $120.9 million. As consideration, we received from our parent 8.7 million Green Plains units and a portion of the general partner interest equating to 0.2 million equivalent limited partner units to maintain the general partner’s 2% interest. These units were retired upon receipt. In addition, we also received cash consideration of $2.7 million from Valero for the assignment of certain railcar operating leases.

On November 15, 2018, our parent announced the permanent closure of its ethanol plant located in Hopewell, Virginia. The closure did not affect our quarterly storage and throughput minimum volume commitment with Green Plains Trade or the current transload operations at that location.

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

	Year Ended December 31,
	2018	2017	2016	2015*	2014
Statement of Operations Data:
(in thousands, except per unit information)
Revenues	$100,748	$106,993	$103,772	$50,937	$12,843
Operating expenses (1)	37,845	42,835	44,281	38,543	33,371
Operating income (loss)	62,903	64,158	59,491	12,394	(20,528)
Other expense	(7,107)	(5,171)	(2,462)	(295)	(63)
Net income (loss)	55,681	58,867	56,805	16,108	(12,833)
Net loss attributable to MLP predecessor	-	-	-	(6,628)	(12,833)
Net loss attributable to sponsor	-	-	-	(273)	-
Net income attributable to the partnership	55,681	58,867	56,805	23,009	-

Earnings per limited partner unit (basic and diluted):
Common units	$1.81	$1.81	$1.75	$0.71
Subordinated units	$1.71	$1.81	$1.75	$0.71

Weighted average limited partner units outstanding (basic and diluted):
Common units	20,950	15,916	15,904	15,897
Subordinated units	9,752	15,890	15,890	15,890

Distribution declared per unit	$1.9000	$1.8200	$1.6650	$0.8025

(1) Includes consideration received of $2.7 million for the assignment of railcar operating leases to Valero in the fourth quarter of 2018.

*Recast to include historical balances of net assets acquired in a transfer between entities under common control. See Notes  1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

	December 31,
	2018	2017	2016	2015*	2014
Balance Sheet Data (in thousands):
Cash and cash equivalents	$569	$502	$622	$16,385	$5,705
Current assets	16,616	21,634	22,275	33,919	12,036
Total assets	81,144	92,268	93,776	95,777	79,722
Long-term debt	142,025	134,875	136,927	7,879	7,830
Total liabilities	153,598	155,114	157,942	23,967	12,415
Partners' capital	(72,454)	(62,846)	(64,166)	71,810	67,307

*Recast to include historical balances of net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, plus adjustments for transaction costs related to acquisitions or financing transactions, minimum volume commitment deficiency payments, unit-based compensation expense, net gains or losses on asset sales and our proportional share of EBITDA adjustments of equity method investees. Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, income taxes paid or payable, maintenance capital expenditures and our proportional share of distributable cash flow adjustments of equity method investees.

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

The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods presented and a reconciliation of net income to distributable cash flow (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Reconciliations to Non-GAAP Financial Measures:
Net income	$55,681	$58,867	$56,805
Interest expense	7,307	5,402	2,545
Income tax expense	101	109	224
Depreciation and amortization	4,442	5,111	5,647
Transaction costs	805	-	351
Unit-based compensation expense	277	219	143
Proportional share of EBITDA adjustments of equity method investees (1)	80	-	-
Gain on assignment of operating leases (2)	(2,721)	-	-
Adjusted EBITDA	65,972	69,708	65,715
Interest paid or payable	(7,307)	(5,402)	(2,545)
Income taxes paid or payable	(101)	(89)	(226)
Maintenance capital expenditures	(50)	(184)	(265)
Distributable cash flow	$58,514	$64,033	$62,679

Distributions declared (3)	$57,767	$59,124	$54,022

Coverage ratio	1.01x	1.08x	1.16x

(1) Represents our proportional share of depreciation and amortization, interest expense, and income tax expense of equity method investees.

(2)  Represents consideration received related to the assignment of railcar operating leases to Valero.

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

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production increased an average of 1% to 1.05 million barrels per day in 2018, compared with 1.03 million barrels per day in 2017. Refiner and blender input volume increased slightly to 914 thousand barrels per day for 2018, compared with 913 thousand barrels per day in 2017. Gasoline demand increased 49 thousand barrels per day, or 1% in 2018. U.S. domestic ethanol ending stocks increased by approximately 0.5 million barrels year over year to 23.2 million barrels. As of December 31, 2018, there were approximately 1,700 retail stations selling E15 in 30 states, up from 1,210 at the beginning of the year, according to Growth Energy.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports for the eleven months ended November 30, 2018, were approximately 1.56 bg, up 31% from 1.19 bg for the same timeframe in 2017. Brazil remained the largest export destination for U.S. ethanol, which accounted for 30% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. Canada, India and the Netherlands accounted for 21%, 9% and 5%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. On December 1, 2018, following a meeting between Chinese President Xi and U.S. President Trump, the two countries announced they would be discussing a possible trade agreement over the next 90 days.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 12 cents per pound during 2018, compared with an average of 16 cents per pound for 2017. We currently estimate that net ethanol exports will reach between 1.6 billion gallons and 1.7 billion gallons in 2019 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Congress may also consider legislation that would impact the RFS. Bills have been introduced in the House and Senate, which would either eliminate the RFS entirely or eliminate the corn based ethanol portion of the mandate, though they have failed to gain traction heretofore.

Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. CAFE, which was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks, provides a 54% efficiency bonus to flexible-fuel vehicles running on E85. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, even though it exceeds the Reid Vapor Pressure limitation of nine pounds per square inch. However, the One-Pound Waiver does not currently apply to E15 or higher blends, even though it has similar physical properties to E10, so its sale is limited to flex-fuel vehicles only during the June 1 to September 15 summer driving season.

On October 8, 2018, President Trump directed the EPA to begin rulemaking to expand the One-Pound Waiver to E15 so it can be sold year round. The EPA will follow the Administrative Procedure Act in proposing a rule, accepting public comment, and then issuing a final rule. The President has stated a goal of having a final rule out before the start of summer driving season on June 1, 2019. Any final rule from the agency is susceptible to legal challenges. A government shutdown or staffing shortfalls could delay a final rule.

When the RFS II was passed in 2007 and rulemaking finalized in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015. In November 2018, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2019.

The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment. According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2019 is the second year that the total proposed RVOs are more than 20% below statutory volumes levels. Thus, the EPA Administrator has directed his staff to initiate a reset rulemaking, wherein the EPA will modify statutory volumes through 2022, based on the same factors used to set the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development.

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

The Trump administration waived the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 29 of 33 for compliance year 2017, totaling 1.46 billion gallons. This effectively reduces the annual RVO by that amount, since the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly, from the mid $0.80 range early in the year to under $0.20. Since the RIN value helps to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends.

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The current approach accomplishes the opposite. Even if all the obligated parties comply with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel will not meet the total volume requirements set by the EPA. This undermines Congressional intent of demand pressure creation and an increased consumption of renewable fuels. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

On July 28, 2017, the U.S. Federal District Court for the D.C. Circuit ruled in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders and importers to meet statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address. We believe this decision to confine the EPA’s waiver analysis to supply considerations benefits the industry overall and expect the primary impact will be on the RINs market. The EPA has not yet accounted for the 500 million gallons that the court in the Americans for Clean Energy case directed, though they have indicated they will include it in the reset rulemaking.

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

In Brazil, the Secretary of Foreign Trade issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years. In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by nine lawsuits. Four cases were dismissed. The five remaining cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. Five of these cases were initially denied and are going through the appeals process. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. U.S. ethanol exports to Mexico totaled 27.6 mmg for the eleven months ended November 30, 2018.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017, effective on January 1, 2018. Among other provisions, the new law reduced the federal statutory corporate income tax rate from 35% to 21%. The new law had an immaterial impact to our financial statements.

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

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. On May 1, 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The deadline for compliance with DOT specification 117 is May 1, 2023. The rule may increase our lease costs for railcars over the long term. Additionally, existing railcars may be out of service for a period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations and have commenced transition of our fleet to DOT 117 compliant railcars. As of December 31, 2018, approximately 20% of our railcar fleet was DOT 117 compliant. We anticipate that an additional 20% of our railcar fleet will be DOT 117 compliant by the end of 2019, and that our entire fleet will be fully compliant by 2023.

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

Our parent’s operating margins influence its production levels, which in turn affects the volume of ethanol we store, throughput and transport. During periods of commodity price variability or compressed margins, our parent may slow down or temporarily idle operations at certain ethanol plants. Slowing production increases the ethanol yield per bushel of corn, optimizing cash flow in lower margin environments. In 2018, our parent’s ethanol facilities ran at approximately 75% of their daily average capacity, largely due to the low margin environment during the year driven by higher domestic ethanol supplies resulting from weak refiner and blender input volume.

Our parent’s quarterly actual production, daily average production capacity and utilization are highlighted in the following chart:

Financial Condition and Results of Operations of Our Parent

Our parent guarantees Green Plains Trade’s obligations under our storage and throughput agreement and rail transportation service agreements, which account for a substantial portion of our revenues. Any change in our parent’s business or financial strategy, or event that negatively impacts its financial condition, results of operations or cash flows may materially and adversely affect our financial condition, results of operations or cash flows. For additional information, please refer to Item 1A - Risk Factors.

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

Income (Loss) from Equity Method Investees.  Income (loss) from equity method investees consists of the income or loss associated with our 50% ownership in certain joint ventures.

For the commercial agreements, operational services and secondment agreement and the omnibus agreement in their entirety and any subsequent amendments required to be filed, please refer to Item 15 – Exhibits, Financial Statement Schedules.

Results of Operations

Comparability of our Financial Results

The following summarizes certain events that affect the comparability of our operating results over the course of the past three years:

•

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

•

On November 15, 2018, our parent closed on the sale of three of its ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero. Correspondingly, the storage assets located adjacent to such plants were sold to our parent for $120.9 million. As consideration, we received from our parent 8.7 million Green Plains units and a portion of the general partner interest equating to 0.2 million equivalent limited partner units to maintain the general partner’s 2% interest. These units were retired upon receipt. In addition, we also received cash consideration of $2.7 million from Valero for the assignment of certain railcar operating leases.

•

On November 15, 2018, our parent announced the permanent closure of its ethanol plant located in Hopewell, Virginia. The closure did not affect our quarterly storage and throughput minimum volume commitment with Green Plains Trade or the current transload operations at that location.

Selected Financial Information and Operating Data

The following table reflects selected financial information (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues
Storage and throughput services	$59,290	$62,443	$57,827
Rail transportation services	26,055	29,939	31,295
Terminal services	10,498	11,309	11,954
Trucking and other	4,905	3,302	2,696
Total revenues	100,748	106,993	103,772
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	30,866	33,501	34,211
General and administrative	5,258	4,223	4,423
Depreciation and amortization	4,442	5,111	5,647
Gain on assignment of operating leases	(2,721)	-	-
Total operating expenses	37,845	42,835	44,281
Operating income	$62,903	$64,158	$59,491

The following table reflects selected operating data (in mmg, except railcar capacity billed):

	Year Ended December 31,
	2018	2017	2016
Product volumes
Storage and throughput services	1,134.7	1,248.9	1,156.5

Terminal services:
Affiliate	133.7	161.5	114.6
Non-affiliate	116.2	131.8	193.5
	249.9	293.3	308.1

Railcar capacity billed (daily avg. mmg)	96.9	93.5	79.2

Year Ended December 31, 2018, Compared with the Year Ended December 31, 2017

Revenues

Consolidated revenues decreased $6.2 million for the year ended December 31, 2018, compared with the year ended December 31, 2017.  Revenues generated from rail transportation services decreased $3.9 million due to lower average rates charged for the railcar volumetric capacity provided, as well as the reduction in volumetric capacity associated with the assignment of railcar operating leases to Valero in the fourth quarter of 2018.  Storage and throughput revenue decreased $3.2 million primarily due to a decrease in throughput volumes which was driven by lower capacity utilization by our parent, as well as our parent’s sale of the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants.  Revenues generated from terminal services decreased $0.8 million due to reduced throughput at our fuel terminals. These decreases were partially offset by an increase in trucking and other revenue of $1.6 million due to expansion of our truck fleet.

Operations and Maintenance Expenses

Operations and maintenance expenses decreased $2.6 million in 2018 compared with 2017, primarily due to a decrease in railcar lease expense of $3.6 million and railcar unloading fees of $0.2 million, offset by an increase of $1.2 million in wages, fuel and other expenses as a result of the expansion of our trucking fleet.

General and Administrative Expenses

General and administrative expenses increased $1.0 million in 2018 compared with 2017, primarily due to higher transaction costs and professional fees, as well as an increase in expenses allocated by our parent under the secondment agreement.

Year Ended December 31, 2017, Compared with the Year Ended December 31, 2016

Revenues

Consolidated revenues increased $3.2 million for the year ended December 31, 2017, compared with the year ended December 31, 2016. Storage and throughput revenue increased $4.6 million primarily due to higher throughput volumes related to ethanol storage assets acquired in September 2016. Trucking and other revenue increased $0.6 million primarily due to the expansion of our truck fleet. These increases were partially offset by a reduction in revenues generated from rail transportation services, which decreased $1.4 million due to lower average rates charged for the railcar volumetric capacity provided, and terminal services revenue, which decreased $0.6 million due to lower biodiesel throughput volumes at our terminals.

Operations and Maintenance Expenses

Operations and maintenance expenses decreased $0.7 million in 2017 compared with 2016, primarily due to a decrease in railcar lease expense of $2.0 million, offset by an increase of $0.4 million in repairs and maintenance related to our storage assets, $0.5 million in wages, fuel and other expenses as a result of the expansion of our trucking fleet, and $0.4 million in expenses allocated by our parent under the secondment agreement.

General and Administrative Expenses

General and administrative expenses decreased $0.2 million in 2017 compared with 2016, primarily due to a decrease in transaction costs associated with the acquisition of ethanol storage assets in 2016.

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

Capital Markets Activity

On August 25, 2016, we filed a universal shelf registration statement with the SEC that was declared effective September 2, 2016, registering an indeterminate number of equity and debt securities with a total offering price not to exceed $500,000,250. We also registered 13,513,500 common units held by Green Plains, consisting of 4,389,642 common units and 9,123,858 common units that could be issued upon conversion of subordinated units. In the fourth quarter of 2018, we retired units received from our parent for the sale of storage assets, resulting in 11,586,548 units held by Green Plains that could be sold under the shelf as of December 31, 2018.

Subordinated Unit Conversion

The requirements under the partnership agreement for the conversion of all of the outstanding subordinated units into common units were satisfied upon the payment of the distribution with respect to the quarter ended June 30, 2018. Accordingly, the subordination period ended on August 13, 2018, the first business day after the date of the distribution payment, and all of the 15,889,642 outstanding subordinated units were converted into common units on a one-for-one basis. The conversion of the subordinated units did not impact the amount of cash distributions paid or the total number of units outstanding.

Retirement of Units

On November 15, 2018, the storage assets associated with the ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan were sold to our parent for $120.9 million. As consideration, we received from our parent 8,692,736 Green Plains units and a portion of the general partner interest equating to 177,403 equivalent limited partner units to maintain the general partner’s 2% interest. These units were retired upon receipt. The reduction in units outstanding decreased the minimum quarterly cash distributions we are required to pay by approximately $3.5 million.

Distributions to Unitholders

The partnership agreement provides for a minimum quarterly distribution of $0.40 per unit, which equates to approximately $9.4 million per quarter, or $37.8 million per year, based on the 2% general partner interest and the number of common units currently outstanding. For more information, see Note 11 – Partners’ Capital to the consolidated financial statements in this report.

The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2018	January 17, 2019	February 1, 2019	February 8, 2019	$0.4750
September 30, 2018	October 18, 2018	November 2, 2018	November 9, 2018	0.4750
June 30, 2018	July 19, 2018	August 3, 2018	August 10, 2018	0.4750
March 31, 2018	April 19, 2018	May 4, 2018	May 11, 2018	0.4750
December 31, 2017	January 18, 2018	February 2, 2018	February 9, 2018	0.4700
September 30, 2017	October 19, 2017	November 3, 2017	November 10, 2017	0.4600
June 30, 2017	July 20, 2017	August 4, 2017	August 11, 2017	0.4500
March 31, 2017	April 20, 2017	May 5, 2017	May 15, 2017	0.4400
December 31, 2016	January 23, 2017	February 3, 2017	February 14, 2017	0.4300
September 30, 2016	October 20, 2016	November 4, 2016	November 14, 2016	0.4200
June 30, 2016	July 20, 2016	August 5, 2016	August 12, 2016	0.4100
March 31, 2016	April 21, 2016	May 6, 2016	May 13, 2016	0.4050

Cash Flows

On December 31, 2018, we had $0.6 million of cash and cash equivalents and $66.0 million available under our revolving credit facility.

Net cash provided by operating activities was $55.4 million in 2018, compared with $64.1 million in 2017. Decreased cash flows from operating activities were driven primarily by an increase in working capital and by lower operating profits as a result of the sale of the storage assets and assignment of railcar operating leases associated with the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants.  Net cash provided by investing activities increased $4.2 million in 2018 compared with 2017. This increase was primarily due to $2.7 million in cash received from the assignment of railcar operating leases to Valero, as well as a reduction in capital expenditures and contributions to equity method investees. Net cash used in financing activities was $55.4 million in 2018, compared with $60.0 million in 2017, driven by additional net borrowings on the revolving credit facility, partially offset by increased cash distributions.

Capital Resources

We incurred capital expenditures of $1.3 million in 2018 for expansion of our trucking fleet. Equity investments related to the NLR Energy Logistics joint venture were $1.4 million in 2018. We do not anticipate significant capital spending for 2019.

Revolving Credit Facility

Green Plains Operating Company has a $200.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility can be increased by an additional $20.0 million without the consent of lenders. At December 31, 2018, the outstanding principal balance of the facility was $134.0 million and our average interest rate was 5.03%.

On October 27, 2017, Green Plains Operating Company increased its revolving credit facility by $40.0 million, from $155.0 million to $195.0 million, by accessing a portion of the $100.0 million accordion in place on the facility.

On February 20, 2018, Green Plains Operating Company further increased its revolving credit facility by an additional $40.0 million, from $195.0 million to $235.0 million, by accessing a portion of the $100.0 million accordion in place on the facility.

On October 12, 2018, Green Plains Operating Company amended its revolving credit facility to allow the sale of the ethanol storage assets associated with up to six ethanol plants owned by Green Plains, with no more than 600 million gallons of production capacity. In addition, the lenders permitted the exchange of units as consideration for the transaction and also permitted modifications of various key operating agreements.

On November 15, 2018, the storage assets located adjacent to the ethanol plants in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan were sold to our parent for $120.9 million. Upon close of the sale, the revolving credit facility was decreased from $235.0 million to $200.0 million.

For more information related to our debt, see Note 8 – Debt to the consolidated financial statements in this report.

Contractual Obligations

Our contractual obligations as of December 31, 2018, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$142,100	$-	$135,336	$1,363	$5,401
Interest and fees on debt obligations (2)	11,215	7,109	3,690	152	264
Operating leases (3)	42,815	14,180	18,685	5,922	4,028
Service agreements (4)	1,676	1,123	397	156	-
Other (5)	4,525	642	1,061	1,739	1,083
Total contractual obligations	$202,331	$23,054	$159,169	$9,332	$10,776

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

Revenue Recognition

On January 1, 2018, we adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments, and applied it to all contracts using the modified retrospective transition method. We recognize revenue when obligations under the terms of a contract with a customer are satisfied, which generally occurs with the completion of services or the transfer of control of products to the customer or another specified third party. For contracts with customers in which a take-or-pay commitment exists, any minimum volume deficiency charges are recognized as revenue in the period incurred and are not allowed to be credited towards excess volumes in future periods.

We generate a substantial portion of our revenues under fee-based commercial agreements with Green Plains Trade. Operating lease revenue related to minimum volume commitments is recognized on a straight-line basis over the term of the lease. To the extent shortfalls associated with minimum volume commitments in the previous four quarters continue to exist, volumes in excess of the minimum volume commitment are applied to those shortfalls. Remaining excess volumes generating operating lease revenue are recognized as incurred.

Please refer to Note 3 - Revenue to the consolidated financial statements for further details.

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

Effective January 1, 2018, we early adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, an entity may first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).

We performed the annual goodwill assessment as of October 1, 2018, using a qualitative assessment, which resulted in no goodwill impairment.

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

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at a variable rate. At December 31, 2018, we had $134.0 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $674 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2018, our internal control over financial reporting is effective.

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

Director Independence

Although most companies listed on Nasdaq are required to have a majority of independent directors serving on the board of directors of the listed company, Nasdaq does not require a publicly traded limited partnership to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members within one year of the date our common units are first listed on Nasdaq, and all of our audit committee members are required to meet the independence and financial literacy tests established by Nasdaq and the Exchange Act. We currently have three independent directors serving on our audit committee, Mr. Clayton Killinger, Mr. Brett Riley and Mr. Martin Salinas.

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

Audit Committee

Our general partner has an audit committee currently comprised of three directors, Messrs. Killinger, Riley and Salinas, who meet the independence and experience standards established by Nasdaq and the Exchange Act, and qualify as audit committee financial experts. Mr. Killinger acts as chairman of the audit committee.

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

Conflicts Committee

Messrs. Killinger, Riley and Salinas serve on our conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. Mr. Riley was appointed chairman of the conflicts committee. The board of directors of our general partner determine whether to refer a matter to the conflicts committee on a case-by-case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements set forth in our partnership agreement. If our general partner seeks approval from the conflicts committee, then it is presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Meetings of the Board of Directors

The board of directors held ten meetings during 2018, while both the audit committee and the conflicts committee held seven meetings. Meetings were conducted via teleconference or in person. No director attended fewer than 75% of the aggregate of board meetings and committee meetings held on which the director served during this period.

Directors and Executive Officers of Green Plains Holdings LLC

Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Todd A. Becker and George P. (Patrich) Simpkins, who serve as directors, are also executive officers of our general partner and our parent. The following table shows information for the directors and executive officers of Green Plains Holdings as of February 14, 2019.

Name	Age	Positions with Green Plains Holdings LLC
Todd A. Becker	53	President and Chief Executive Officer (Chairman and Director)
John W. Neppl	53	Chief Financial Officer
George P. (Patrich) Simpkins	57	Chief Development Officer (Director)
Michelle S. Mapes	52	Chief Legal and Administration Officer
Walter S. Cronin	56	Executive Vice President – Commercial Operations
Mark A. Hudak	58	Executive Vice President – Human Resources
Paul E. Kolomaya	53	Executive Vice President – Commodity Finance
Michael A. Metzler	56	Executive Vice President – Natural Gas & Power
Clayton E. Killinger	58	Director
Jerry L. Peters	61	Director
Brett C. Riley	48	Director
Martin Salinas, Jr.	47	Director

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

George P. (Patrich) Simpkins. Patrich Simpkins is a member of the board of directors of our general partner and has served as Chief Development Officer of our parent since October 2014. Mr. Simpkins was appointed Chief Development and Risk Officer of our general partner in March 2015 and a member of the board of directors of our general partner in June 2015. Mr. Simpkins also previously served as Chief Risk Officer of our parent from October 2014 to August 2016. Prior to joining our parent in May 2012 as its Executive Vice President—Finance and Treasurer, Mr. Simpkins was Managing Partner of GPS Capital Partners, LLC, a capital advisory firm serving global energy and commodity clients. From February 2005 to June 2008, he served as Chief Operating Officer and Chief Financial Officer of SensorLogic, Inc., and as Executive Vice President and Global Chief Risk Officer of TXU Corporation from November 2001 to June 2004. Prior to that, he served in senior financial and commercial executive roles with Duke Energy Corporation, Louis Dreyfus Energy, MEAG Power Company and MCI Communications. Mr. Simpkins earned a Bachelor of Business Administration degree in Economics and Marketing from the University of Kentucky. Mr. Simpkins’ experience in varied risk management matters, including as an executive officer and in financial and commercial executive roles, qualifies him to serve on the board of directors of our general partner.

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

Walter S. Cronin. Walter Cronin was appointed Executive Vice President – Commercial Operations of our general partner and our parent in August 2015. Mr. Cronin previously served as Chief Investment Officer of Green Plains Asset Management LLC, a wholly owned subsidiary of our parent, since November 2011. Mr. Cronin served as Executive Vice President and trading principal of County Cork Asset Management from April 2010 to November 2011. Prior to that, Mr. Cronin acted as a consultant to Bunge Limited from September 2004 through March 2010 Additionally, Mr. Cronin has over 30 years of commodity trading experience working at a number of firms, including RJ O’Brien and Continental Grain. Mr. Cronin received a Bachelor of Arts degree from the University of Santa Clara in 1985.

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

Clayton E. Killinger. Clayton Killinger was appointed a member of the board of directors of our general partner in August 2015 and serves as chairman of the audit committee and as a member of the conflicts committee. Mr. Killinger served as Executive Vice President and Chief Financial Officer of CrossAmerica Partners LP and CST Brands, Inc. until June 2017 when CrossAmerica and CST were acquired by Alimentation Couche-Tard. He also served on the board of directors of the general partner of CrossAmerica during that time. Previous to these positions, Mr. Killinger spent eleven years at Valero Energy Corporation, most recently as the Senior Vice President and Controller. Prior to his employment at Valero, he was an audit partner at Arthur Andersen LLP. Mr. Killinger is a certified public accountant. He obtained his Bachelor of Business Administration in Accounting from the University of Texas at San Antonio, where he graduated Summa Cum Laude. Mr. Killinger is qualified to serve on our general partner’s board of directors because of his financial and master limited partnership experience within the energy industry.

Jerry L. Peters. Jerry Peters retired as Chief Financial Officer of our general partner and our parent in September 2017, but remained a member of the board of directors of our general partner. Mr. Peters served as Chief Financial Officer of our general partner from March 2015 to September 2017 and of our parent from June 2007 to September 2017. He joined the board of directors of our general partner in June 2015. Mr. Peters served as Senior Vice President—Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as its Chief Financial Officer from July 1994 to May 2006, and in various senior management roles prior to that. Prior to joining ONEOK Partners in 1985, he was employed by KPMG LLP as a certified public accountant. Since September 2012, Mr. Peters serves on the board of directors, and as chairman of the audit committee of the general partner of Summit Midstream Partners, LP, a publicly traded partnership focused on midstream energy infrastructure assets. Mr. Peters received his Master of Business Administration from Creighton University with a Finance emphasis and a Bachelor of Science degree in Business Administration from the University of Nebraska—Lincoln. Mr. Peters’ experience serving on the board of directors of publicly traded limited partnerships, including as chairman of the audit committees, and his financial expertise are key attributes, among others, that make him well qualified to serve on the board of directors of our general partner.

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

Martin Salinas, Jr. Martin Salinas, Jr. was appointed a member of the board of directors of our general partner in July 2018 and serves as a member of both the audit committee and conflicts committee. Mr. Salinas most recently served as Chief Financial Officer of Energy Transfer Partners, LP, one of the largest publicly traded master limited partnerships, from 2008 to 2015. Prior to that, he was Controller and Vice President of Finance from 2004 to 2008. Mr. Salinas began his career at KPMG after earning a bachelor’s degree in Business Administration in Accounting from the University of Texas in San Antonio. He is also a member of the Texas Society of CPAs and advisory council member of University of Texas, San Antonio School of Business. Mr. Salinas is a certified public accountant. Mr. Salinas is qualified to serve on our general partner’s board of directors because of his financial and master limited partnership experience within the energy industry.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our general partner's officers and directors and persons who beneficially own more than 10% of our common units to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the Forms 3 and 4, including any amendments, filed with the SEC in 2018 (no Forms 5, or any amendments, were filed with respect to 2018), all required report filings by our (or our general partner's) directors and executive officers and greater than 10% affiliated beneficial owners were timely made.

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

For the year ended December 31, 2018, our named executive officers (NEOs) included two executives currently employed by our general partner (President and Chief Executive Officer Todd Becker and Chief Financial Officer John Neppl), as well as Jeff Briggs, who resigned from his position as Chief Operating Officer effective December 31, 2018.

The NEOs of our general partner and all other personnel necessary for our business to function are employed and compensated by our parent. We are responsible for paying the long-term incentive compensation expense associated with our LTIP described below. The NEOs continue to participate in employee benefit plans and arrangements sponsored by our parent, including plans that may be established in the future. Our general partner has not entered into any employment agreements with any of its executive officers. There was no compensation in any form paid to or earned by any executive officer of our general partner in 2018 or 2017. All compensation was paid by our parent and allocated to the partnership through our corporate allocation process.

Our parent provides compensation to its executives in the form of base salaries, annual cash bonuses and stock incentive awards under our parent’s long-term equity incentive plan.

2018 Executive Compensation Summary

The following table provides certain compensation information for our NEOs for the years ended December 31, 2018 and 2017:

Name and principal position	Year	Salary (1)	Bonus (1)(2)	Stock awards (1)(3)	Non-equity incentive plan comp. (1)(2)	All other comp. (1)(4)	Total
Todd Becker, President and Chief Executive Officer	2018	$27,538	$-	$67,631	$36,946	$3,721	$135,836
	2017	22,725	29,002	139,487	-	3,792	195,006
John Neppl, Chief Financial Officer (5)	2018	16,420	-	15,907	13,136	574	46,037
	2017	5,383	3,679	25,972	-	183	35,217
Jeffrey Briggs, Chief Operating Officer (6)	2018	14,368	-	-	-	54,028	68,396
	2017	15,150	6,926	25,031	-	494	47,601

(1) The amounts shown above reflect compensation allocated to us from our parent for the periods presented. Per our omnibus agreement percentage allocations of 4.11% and 4.33% were applied to compensation for the full year 2018 and 2017, respectively.
(2) "Bonus" amounts relate to discretionary cash bonuses. “Non-equity incentive plan compensation” amounts were awarded pursuant to our parent's Umbrella Short-Term Incentive Plan.
(3) "Stock awards" were awarded pursuant to our parent's 2009 Equity Incentive Plan, as amended. A column for "Option awards" has been omitted from this table because no compensation is reportable thereunder.
(4) “All other compensation" generally consists of our parent's match to the executive officer's 401(k) retirement plan and imputed income on Company-paid life insurance.
(5) Mr. Neppl became our Chief Financial Officer effective September 11, 2017.
(6) Mr. Briggs resigned as our Chief Operating Officer effective December 31, 2018. The amount shown in "All other compensation" for 2018 includes a cash payment and accelerated vesting of stock awards made to Mr. Briggs on his resignation pursuant to his employment agreement.

Outstanding Equity Awards at Year-End

There were no outstanding equity awards to our NEOs as of December 31, 2018.

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

Compensation Consultants

The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2018 or 2017.

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

Compensation of Our Directors

Our general partner adopted a director compensation policy, which states directors who are not officers, employees or paid consultants or advisors of us or our general partner receive a combination of cash and restricted common unit grants as compensation for attending meetings of the board of directors of our general partner and any committee meetings as follows:

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

Non-Employee Director Compensation Table

The following table summarizes the compensation granted to all non-employee directors during 2018:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)(3)	All Other Compensation	Total
Clayton E. Killinger	$70,000	$80,000	$-	$150,000
Jerry L. Peters	60,000	80,000	-	140,000
Brett C. Riley	65,000	80,000	-	145,000
Martin Salinas, Jr.	28,207	75,276	-	103,483

(1) The annual cash fees for non-employee directors for 2018 are based on a calendar year and were prorated based on the date each board member was appointed. Mr. Salinas was appointed in July 2018. All other non-employee directors were appointed prior to 2018.

(2) On July 1, 2018, Mr. Killinger, Mr. Riley and Mr. Peters received their annual restricted common unit grant of $80,000 based on the common unit market price of $17.15. On July 16, 2018, Mr. Salinas received a restricted common unit grant of $75,276 based on the common unit market price of $16.40. As of December 31, 2018, the restricted common unit awards were the only outstanding awards for each non-employee director.

(3) The amounts shown in this column represent the aggregate grant date fair value, as determined in accordance with ASC 718, Compensation – Stock Compensation, without regard to potential forfeitures. The restricted common units granted in 2018 will vest on June 30, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our units as of February 14, 2019, held by (i) beneficial owners of 5% or more of the units, (ii) each director and named executive officer of our general partner, and (iii) all director and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 14, 2019, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of units beneficially owned is based on a total of 23,137,695 common units outstanding as of February 14, 2019.

	Green Plains Partners LP		Green Plains Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Todd A. Becker	57,556	*	733,332	1.8%
Jeffrey S. Briggs	-		114,536	*
John W. Neppl	-		83,649	*
George P. (Patrich) Simpkins	5,000	*	115,993	*
Clayton E. Killinger	32,651	*	-
Jerry L. Peters	22,657	*	47,471	*
Brett C. Riley	15,196	*	-
Martin Salinas, Jr.	10,590	*	-
All Directors and Executive Officers as a group (11 persons)	166,350

Other 5% or more unitholders:
Green Plains Inc. (2)	11,586,548	50.1%
Harvest Capital Strategies LLC (3)	2,070,769	8.9%

* Less than 1%

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the partnership.

(2) Includes common units beneficially owned by our parent, which is publicly traded and managed by a separate ten-person board of directors.

(3) Based on the amount reported according to Nasdaq.com as of February 14, 2019. Shares are beneficially owned with sole voting and dispositive power.

Securities Authorized for Issuance Under Equity Compensation Plans

The board of directors of the general partner adopted our LTIP in connection with the IPO. Our LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The following table provides information as of December 31, 2018, with respect to the partnership’s common units that may be issued under our LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column
Equity compensation plans approved by security holders	18,582	$	n/a	2,448,853
Equity compensation plans not approved by security holders	-		-	-
Total	18,582		$-	2,448,853

(1) Amount shown represents restricted common unit awards outstanding under the LTIP as of December 31, 2018. These awards vest on June 30, 2019 and are not subject to an exercise price.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As of February 14, 2019, our parent owns 11,586,548 common units, representing a 49.1% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.

Distributions and Payments to Our General Partner and Its Affiliates

The following summarizes the distributions and payments made or to be made by us to our general partner and its affiliates in connection with the ongoing operations and liquidation of Green Plains Partners LP. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage

Distributions of available cash to our general partner and its affiliates.  We will generally make cash distributions to the unitholders, pro rata, including our parent, as holder of an aggregate of 11,586,548 common units. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48% (in addition to distributions paid on its 2% general partner interest) of the distributions above the highest target distribution level.

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner will receive an annual distribution of approximately $0.8 million on the 2% general partner interest and our parent will receive approximately $18.5 million on their common units.

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

Under our operational services and secondment agreement, our general partner reimburses our parent for the secondment to our general partner of certain employees who serve management, maintenance and operational functions in support of our operations and reimburses Green Plains for the provision of those personnel, including with respect to routine and emergency maintenance and repair services, routine operational activities, routine administrative services and such other services as we and Green Plains may mutually agree upon from time to time. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits.

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

Agreements with Affiliates

We have various agreements with certain affiliates, as described below. These agreements have been negotiated among affiliated parties and, consequently, are not the result of arm's-length negotiations. For all material agreements and subsequent amendments required to be filed, please refer to Item 15 – Exhibits, Financial Statement Schedule. For additional information, please refer to Note 15 – Related Party Transactions to the consolidated financial statements in this report.

Omnibus Agreement

In connection with the IPO, we entered into an omnibus agreement with Green Plains and its affiliates which addresses:

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

Effective January 1, 2016, and September 23, 2016, the omnibus agreement was amended in connection with the acquisition of additional ethanol storage and transportation assets. We entered into amendments to the omnibus agreement with our parent, our general partner, and Green Plains Operating Company that provide for our obligation to reimburse our parent for certain direct or allocated costs and expenses incurred by our parent in providing general and administrative services in connection with assets acquired or developed by us from time to time, including these assets.

Effective November 15, 2018, the omnibus agreement was amended in connection with the disposition of ethanol storage and transportation assets. We entered into amendments to the omnibus agreement with our parent, our general partner, and Green Plains Operating Company that terminate our obligation to reimburse our parent for certain direct or allocated costs and expenses incurred by our parent in providing general and administrative services in connection with assets divested, including these assets.

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

Effective November 15, 2018, the operational services and secondment agreement was amended in connection with the disposition of ethanol storage and transportation assets. Our general partner entered into an amendment to the operational services and secondment agreement with our parent to terminate our parent’s obligation to second certain employees to our general partner to provide management, maintenance and operational functions with respect to the divested assets.

Commercial Agreements

We have various fee-based commercial agreements with Green Plains Trade, including:

•	10-year storage and throughput agreement, originally expiring on June 30, 2025, extended to June 30, 2028;
•	10-year rail transportation services agreement, expiring on June 30, 2025;
•	1-year trucking transportation agreement, expiring on May 31, 2019;
•	Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring December 31, 2019; and
•	Various other terminal services agreements for our other fuel terminal facilities, each with Green Plains Trade.

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

The commercial agreements are further described in Item 1. Business – Commercial Agreements with Affiliate.

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

Item 14.  Principal Accounting Fees and Services.

For the years ended December 31, 2018 and 2017, KPMG LLP was our independent auditor. The following table sets forth aggregate fees billed or expected to be billed to us for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit fees	$475,000	$449,446
Audit-related fees	-	-
All other fees	-	-
Total	$475,000	$449,446

Audit fees are fees billed by KPMG for services during 2018 and 2017 related to professional services rendered for the annual audit of our consolidated financial statements, quarterly reviews of our consolidated financial statements, reviews of other partnership filings with the SEC, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

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

All services provided by KPMG during the years ended December 31, 2018 and 2017, were approved in advance by our audit committee. The audit committee has considered whether the provision of the services performed by our principal accountant is compatible with maintaining the principal accountant’s independence.

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
2.1

Asset Purchase Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Hereford LLC, Green Plains Hopewell LLC, Green Plains Holdings LLC, Green Plains Partners LP, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC and Green Plains Logistics LLC (incorporated by reference to Exhibit 10.9 of our Annual Report on Form 10-K filed on February 18, 2016).

2.2

Asset Purchase Agreement, dated September 23, 2016, by and among Green Plains, Inc., Green Plains Madison LLC, Green Plains Mount Vernon LLC, Green Plains York LLC, Green Plains Holdings LLC, Green Plains Partners LP, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC and Green Plains Logistics LLC (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on September 26, 2016).

2.3(a)

Membership Interest Purchase Agreement, dated as of February 16, 2018, by and between AMID Merger LP and DKGP Energy Terminals LLC (incorporated by reference to Exhibit 2.1(a) of our Current Report on Form 8-K filed on February 20, 2018).

2.3(b)

Guaranty Agreement (Buyer), dated as of February 16, 2018, by and between Delek Logistics Partners, LP and Green Plains Partners LP (incorporated by reference to Exhibit 2.1(b) of our Current Report on Form 8-K filed on February 20, 2018).

2.3(c)

Guaranty Agreement (Seller), dated as of February 16, 2018, by and between American Midstream Partners, LP and DKGP Energy Terminals LLC (incorporated by reference to Exhibit 2.1(c) of our Current Report on Form 8-K filed on February 20, 2018).

2.4

Asset Purchase Agreement among Green Plains Partners LP, Green Plains Holdings LLC, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC, Green Plains Logistics LLC, Green Plains Inc., Green Plains Trade Group LLC, Green Plains Bluffton LLC and Green Plains Holdings II LLC (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on October 10, 2018). (The schedules to the Asset Purchase Agreement have been omitted. The Partnership will furnish such schedules to the SEC upon request).

3.1	Certificate of Limited Partnership of Green Plains Partners LP (incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 (File No. 333-204279) filed on May 18, 2015).
3.2

First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc. (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 1, 2015).

10.1(a)*	Green Plains Partners LP 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 1, 2015).

10.1(b)*	Form of Green Plains Partners LP Restricted Unit Agreement (incorporated by reference to Exhibit 10.1(b) of our Quarterly Report on Form 10-Q filed on August 12, 2015).
10.2

Contribution, Conveyance and Assumption Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Obion LLC, Green Plains Trucking LLC, Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 6, 2015).

10.3(a)

Omnibus Agreement, dated July 1, 2015, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 6, 2015).

10.3(b)

First Amendment to the Omnibus Agreement, dated January 1, 2016, by and among Green Plains Inc., Green Plains Holdings LLC, Green Plains Partners LP and Green Plains Operating Company LLC  (incorporated by reference to Exhibit 10.3(b) of our Annual Report on Form 10-K filed with the SEC on February 18, 2016).

10.3(c)

Second Amendment to the Omnibus Agreement, dated September 23, 2016, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed with the SEC on September 26, 2016).

10.3(d)	Third Amendment to the Omnibus Agreement, dated November 15, 2018, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC.
10.4(a)

Operational Services and Secondment Agreement, dated July 1, 2015, by and between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 6, 2015).

10.4(b)

Amendment No. 1 to the Operational Services and Secondment Agreement, dated January 1, 2016, by and between Green Plains Inc. and Green Plains Holdings LLC  (incorporated by reference to Exhibit 10.4(b) of our Annual Report on Form 10-K filed on February 18, 2016).

10.4(c)

Amendment No. 2 to Operational Services and Secondment Agreement, dated September 23, 2016, between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 26, 2016).

10.4(d)	Amendment No. 3 to Operational Services and Secondment Agreement, dated November 15, 2018, between Green Plains Inc. and Green Plains Holdings LLC.
10.5(a)

Rail Transportation Services Agreement, dated July 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on July 6, 2015).

10.5(b)

Amendment No. 1 to Rail Transportation Services Agreement, dated September 1, 2015, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 12, 2016).

10.5(c)

Amendment No. 2 to Rail Transportation Services Agreement, dated November 30, 2016, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 1, 2016).

10.5(d)

Amendment No. 2 to Rail Transportation Services Agreement, dated November 15, 2018, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 15, 2018).

10.5(e)	Corrective Amendment to Rail Transportation Services Agreement, dated November 15, 2018, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC.
10.6(a)

Ethanol Storage and Throughput Agreement, dated July 1, 2015, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on July 6, 2015).

10.6(b)

Amendment No. 1 to the Ethanol Storage and Throughput Agreement, dated January 1, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.6(b) of our Annual Report on Form 10-K filed on February 18, 2016).

10.6(c)

Clarifying Amendment to Ethanol Storage and Throughput Agreement, dated January 4, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on August 3, 2016).

10.6(d)

Amendment No. 2 to Ethanol Storage and Throughput Agreement, dated September 23, 2016, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on September 26, 2016).

10.6(e)

Amendment No. 3 to Ethanol Storage and Throughput Agreement, dated November 15, 2018, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on November 15, 2018). (The exhibits to Amendment No. 3 have been omitted. The Partnership will furnish such schedules to the SEC upon request).

10.7(a)

Credit Agreement, dated July 1, 2015, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A., and the other lenders party thereto (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on July 6, 2015).

10.7(b)

First Amendment to Credit Agreement, dated September 16, 2016, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 16, 2016).

10.7(c)

Incremental Joinder Agreement, dated October 27, 2017, among Green Plains Operating Company LLC and Bank of America, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on November 2, 2017).

10.7(d)

Second Amendment to Credit Agreement, dated February 16, 2018, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and other lenders party thereto (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 20, 2018).

10.7(e)

Incremental Joinder Agreement, dated February 20, 2018, among Green Plains Operating Company LLC and Bank of America, as Administrative Agent (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 20, 2018).

10.7(f)

Third Amendment to Credit Agreement, dated October 12, 2018, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 15, 2018).

10.8*	Green Plains Holdings LLC Director Compensation Program (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q filed on August 12, 2015).
10.9	Limited Liability Agreement of DKGP Energy Terminals LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 20, 2018).
21.1	Schedule of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following information from Green Plains Partners LP Annual Report on Form 10-K for the annual period ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

 * Represents a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: February 20, 2019	GREEN PLAINS PARTNERS LP (Registrant) By: Green Plains Holdings LLC, its general partner By: /s/ Todd A. Becker Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer,	February 20, 2019
Todd A. Becker	(Principal Executive Officer) Chairman and Director

/s/ John W. Neppl	Chief Financial Officer	February 20, 2019
John W. Neppl	(Principal Financial Officer)

/s/ George P. Simpkins	Chief Development Officer	February 20, 2019
George P. Simpkins	and Director

/s/ Clayton E. Killinger	Director	February 20, 2019
Clayton E. Killinger

/s/ Jerry L. Peters	Director	February 20, 2019
Jerry L. Peters

/s/ Brett C. Riley	Director	February 20, 2019
Brett C. Riley

/s/ Martin Salinas, Jr.	Director	February 20, 2019
Martin Salinas, Jr.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP and Unitholders of Green Plains Partners LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Green Plains Partners LP and subsidiaries (the partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the partnership has changed its method of accounting for revenue recognition in 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers, and all related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the partnership’s auditor since 2015.

Omaha, Nebraska

February 20, 2019

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$569	$502
Accounts receivable	1,460	2,640
Accounts receivable from affiliates	13,897	17,334
Amortizable lease costs	-	96
Prepaid expenses and other	690	1,062
Total current assets	16,616	21,634

Property and equipment, net	40,911	48,305
Goodwill	10,598	10,598
Investment in equity method investees	3,648	2,237
Note receivable	8,100	8,100
Other assets	1,271	1,394
Total assets	$81,144	$92,268

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$2,501	$5,854
Accounts payable to affiliates	676	2,106
Accrued and other liabilities	4,089	6,684
Asset retirement obligations	674	192
Unearned revenue	248	1,222
Total current liabilities	8,188	16,058

Long-term debt	142,025	134,875
Deferred lease liability	843	797
Asset retirement obligations	2,542	3,384
Total liabilities	153,598	155,114

Commitments and contingencies (Note 14)

Partners' capital
Common unitholders - public (11,551,147 and 11,532,565 units issued and outstanding, respectively)	115,352	115,747
Common unitholders - Green Plains (11,586,548 and 4,389,642 units issued and outstanding, respectively)	(186,635)	(38,505)
Subordinated unitholders - Green Plains (0 and 15,889,642 units issued and outstanding, respectively)	-	(139,376)
General partner interests	(1,171)	(712)
Total partners' capital	(72,454)	(62,846)
Total liabilities and partners' capital	$81,144	$92,268

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Affiliate	$94,267	$100,808	$95,470
Non-affiliate	6,481	6,185	8,302
Total revenues	100,748	106,993	103,772
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	30,866	33,501	34,211
General and administrative	5,258	4,223	4,423
Depreciation and amortization	4,442	5,111	5,647
Gain on assignment of operating leases	(2,721)	-	-
Total operating expenses	37,845	42,835	44,281
Operating income	62,903	64,158	59,491
Other income (expense)
Interest income	81	81	83
Interest expense	(7,307)	(5,402)	(2,545)
Other, net	119	150	-
Total other expense	(7,107)	(5,171)	(2,462)
Income before income taxes and loss from equity method investees	55,796	58,987	57,029
Income tax expense	(101)	(109)	(224)
Loss from equity method investees	(14)	(11)	-
Net income	$55,681	$58,867	$56,805

Net income attributable to partners' ownership interests:
General partner	$1,114	$1,177	$1,136
Limited partners - common unitholders	37,868	28,869	27,848
Limited partners - subordinated unitholders	16,699	28,821	27,821

Earnings per limited partner unit (basic and diluted):
Common units	$1.81	$1.81	$1.75
Subordinated units	$1.71	$1.81	$1.75
Weighted average limited partner units outstanding (basic and diluted):
Common units	20,950	15,916	15,904
Subordinated units	9,752	15,890	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

(in thousands)

		Partners' Capital
		Limited Partners
	Sponsor Equity in Contributed Assets	Common Units - Public	Common Units - Green Plains	Subordinated Units - Green Plains	General Partner	Total
Balance, December 31, 2015*	$6,299	$161,079	$(21,088)	$(76,334)	$1,854	$71,810
Quarterly cash distributions to unitholders	-	(18,855)	(7,187)	(26,020)	(1,063)	(53,125)
Acquisition of Hereford and Hopewell assets	(6,299)	(19,877)	(7,581)	(27,436)	(1,119)	(62,312)
Acquisition of Abengoa assets	-	(27,513)	(10,483)	(37,944)	(1,550)	(77,490)
Net income	-	20,162	7,686	27,821	1,136	56,805
Unit-based compensation, including general partner net contributions	-	143	-	-	3	146
Balance, December 31, 2016	-	115,139	(38,653)	(139,913)	(739)	(64,166)
Quarterly cash distributions to unitholders	-	(20,519)	(7,813)	(28,284)	(1,155)	(57,771)
Net income	-	20,908	7,961	28,821	1,177	58,867
Unit-based compensation, including general partner net contributions	-	219	-	-	5	224
Balance, December 31, 2017	-	115,747	(38,505)	(139,376)	(712)	(62,846)
Quarterly cash distributions to unitholders	-	(21,872)	(15,866)	(22,563)	(1,504)	(61,805)
Net income	-	21,200	16,668	16,699	1,114	55,681
Unit-based compensation, including general partner net contributions	-	277	-	-	6	283
Conversion of subordinated units	-	-	(145,240)	145,240	-	-
Disposition of Bluffton, Lakota, and Riga assets	-	-	114,790	-	2,343	117,133
Retirement of units	-	-	(118,482)	-	(2,418)	(120,900)
Balance, December 31, 2018	$-	$115,352	$(186,635)	$-	$(1,171)	$(72,454)

*Recast to include historical equity effects related to balances of net assets acquired in a transfer between entities under common control. See Notes 1 and 4 in the accompanying notes to consolidated financial statements for further discussion.

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$55,681	$58,867	$56,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,442	5,111	5,647
Accretion	65	238	236
Amortization of debt issuance costs	793	492	299
Increase in deferred lease liability	46	58	390
Unit-based compensation	277	219	143
Loss from equity method investees	14	11	-
Gain on assignment of operating leases	(2,721)	-	-
Other	(43)	20	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,240	(1,127)	(947)
Accounts receivable from affiliates	3,437	1,443	(4,430)
Prepaid expenses and other assets	372	58	(44)
Accounts payable and accrued liabilities	(6,826)	(1,494)	3,703
Accounts payable to affiliates	(1,430)	185	383
Other	44	(27)	12
Net cash provided by operating activities	55,391	64,054	62,195

Cash flows from investing activities
Purchases of property and equipment, net	(1,256)	(1,914)	(537)
Proceeds from assignment of operating leases	2,721	-	-
Contributions to equity method investees	(1,425)	(2,248)	-
Acquisition of assets from sponsor	-	-	(62,312)
Acquisition of assets	-	-	(90,000)
Net cash provided by (used in) investing activities	40	(4,162)	(152,849)

Cash flows from financing activities
Payments of distributions	(61,805)	(57,771)	(53,125)
Proceeds from revolving credit facility	83,100	70,100	218,000
Payments on revolving credit facility	(76,000)	(72,200)	(89,000)
Payments of loan fees	(665)	(146)	(987)
Other	6	5	3
Net cash provided by (used in) financing activities	(55,364)	(60,012)	74,891

Net change in cash and cash equivalents	67	(120)	(15,763)
Cash and cash equivalents, beginning of period	502	622	16,385
Cash and cash equivalents, end of period	$569	$502	$622

Non-cash investing and financing activity:
Transfer of assets and liabilities in equity exchange with parent	$(3,767)	$-	$-
Property and equipment sale in accounts receivable	$60	$-	$-

Supplemental disclosures of cash flow
Cash paid for income taxes	$124	$143	$248
Cash paid for interest	$6,439	$4,973	$2,189

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Organization

References to “we,” “our,” “us” or the “partnership” refer to Green Plains Partners LP and its subsidiaries.

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

In accordance with GAAP, when transferring assets between entities under common control, the entity receiving the net assets initially recognizes the carrying amounts of the assets and liabilities at the date of transfer and the prior period financial statements of the transferee are recast for all periods the transferred operations were part of the parent’s consolidated financial statements. On July 1, 2015, in addition to the interests of BlendStar, the partnership obtained the ethanol storage and railcar assets in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition. There were no revenues related to the operation of the contributed ethanol storage and railcar assets for periods prior to July 1, 2015, when the related commercial agreements with Green Plains Trade became effective.

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

The NLR investment is accounted for using the equity method of accounting. Under this method, an investment is recorded at the acquisition cost plus the partnership’s share of equity in undistributed earnings or losses since acquisition, and reduced by distributions received and the amortization of excess net investment. The partnership’s proportionate share of the equity investments’ earnings or losses are reported on a one-month lag as a separate line item in the consolidated financial statements.

On November 15, 2018, Green Plains closed on the sale of three of its ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero Renewable Fuels Company, LLC (“Valero”).  Correspondingly, the partnership’s storage assets located adjacent to such plants were sold to Green Plains for $120.9 million. As consideration, the partnership received from its parent 8.7 million Green Plains units and a portion of the general partner interest equating to 0.2 million equivalent limited partner units to maintain the general partner’s 2% interest. These units were retired upon receipt. In addition, the partnership also received cash consideration of $2.7 million from Valero for the assignment of certain railcar operating leases.

On November 15, 2018, Green Plains announced the permanent closure of its ethanol plant located in Hopewell, Virginia. The closure did not affect the partnership’s quarterly storage and throughput minimum volume commitment with Green Plains Trade or the current transload operations at that location.

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

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage tanks, terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.1 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The partnership considers short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include bank deposits.

Revenue Recognition

On January 1, 2018, the partnership adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers. The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied. Generally this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. For contracts with customers in which a take-or-pay commitment exists, any minimum volume deficiency charges are recognized as revenue in the period incurred and are not allowed to be credited towards excess volumes in future periods.

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

Please refer to Note 3 - Revenue to the consolidated financial statements for further details.

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

Impairment of Long-Lived Assets

The partnership reviews its long-lived assets, currently consisting primarily of property and equipment, for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Significant management judgment is required in determining the fair value of long-lived assets to measure impairment, including projections of future discounted cash flows. No impairment charges were recorded for the periods reported.

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. The determination of goodwill takes into consideration the fair value of net tangible and intangible assets. The partnership’s goodwill currently is comprised of amounts recognized by the MLP predecessor related to terminal services assets. The partnership reviews goodwill at the reporting unit level for impairment at least annually, as of October 1, or more frequently when events or changes in circumstances indicate that impairment may have occurred.

Effective January 1, 2018, the partnership early adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, an entity may first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).

The partnership performed its annual goodwill assessment as of October 1, 2018, using a qualitative assessment, which resulted in no goodwill impairment. For additional information, please refer to Note 7 – Goodwill.

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

Earnings Per Unit

The partnership has identified common units and subordinated units prior to the expiration of the subordination period as participating securities and computes earnings per limited partner unit using the two-class method. Earnings per limited partner unit is computed by dividing limited partners' interest in net income, after deducting any incentive distributions, by the weighted-average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities.

Investments in Equity Method Investees

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

Recent Accounting Pronouncements

On January 1, 2018, the partnership adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers. Please refer to Note 3 - Revenue to the consolidated financial statements for further details.

Effective January 1, 2018, the partnership early adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, an entity may first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). The amended guidance was applied prospectively when the annual impairment testing was performed in the current year. The new guidance did not have a material impact on the consolidated financial statements.

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

The partnership has implemented a lease accounting system, which will assist in delivering the required accounting changes and disclosures under ASC Topic 842. The partnership expects the adoption of the new standard to result in recognition of approximately $40 million in right-of-use assets and lease liabilities on the partnership’s consolidated balance sheet, primarily due to operating leases that are currently not recognized on the balance sheet. The impact to revenue streams reported as operating lease revenue is expected to be immaterial. The partnership plans to elect the non-lease component separation practical expedient to include both the lease and nonlease components as a single component and account for them as a lease. In addition, the partnership expects to make an accounting policy election that will keep certain leases with a term of 12 months or less off the balance sheet and result in recognizing those lease payments on a straight-line basis over the lease term.

3. REVENUE

Adoption of ASC Topic 606

On January 1, 2018, the partnership adopted the amended guidance in ASC Topic 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There was no adjustment required to the consolidated January 1, 2018, balance sheet for the adoption of the new revenue standard. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. In addition, there was no impact of adoption on the consolidated statement of operations or balance sheet for the year ended December 31, 2018.

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied.  Generally this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Revenue is measured as the amount of consideration expected to be received in exchange for providing services.

Revenue by Source

The following table disaggregates our revenue by major source for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues
Service revenues
Terminal services	$9,197	$9,513	$9,125
Trucking and other	4,905	3,302	2,696
Rail transportation services	108	109	109
Total service revenues	14,210	12,924	11,930
Leasing revenues (1)
Storage and throughput services	59,290	62,443	57,827
Rail transportation services	25,947	29,830	31,186
Terminal services	1,301	1,796	2,829
Total leasing revenues	86,538	94,069	91,842
Total revenues	$100,748	$106,993	$103,772

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

Rail Transportation Services Revenue

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

Major Customers

Revenue from Green Plains Trade Group was $94.3 million, $100.8 million, and $95.5 million for the years ended December 31, 2018,  2017 and 2016, respectively, which exceeds 10% of the partnership's total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements for the year ended December 31, 2018 (in thousands):

Amount
Balance at January 1, 2018	$194
Revenue recognized included in beginning balance	(194)
Net additions	248
Balance at December 31, 2018	$248

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of December 31, 2018, in the subsequent quarter when the product is withdrawn from tank storage.

Unearned revenue associated with lease agreements is not considered a contract liability under the new revenue standard. There was no unearned revenue associated with lease agreements as of December 31, 2018, and $1.0 million as of December 31, 2017.

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

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

This transaction was accounted for as a transfer between entities under common control and was approved by the conflicts committee. Therefore, the net assets were transferred at the value recorded in Green Plains’ purchase accounting of $12.5 million.

The following is a summary of assets acquired and liabilities assumed (in thousands):

Purchase price, September 23, 2016	$90,000
Identifiable assets acquired:
Property and equipment, net	12,510
Partners' capital effect, September 23, 2016	$77,490

The amounts above reflect the final purchase price allocation, which did not change from the initial allocation.

In conjunction with the acquisition, the partnership and Green Plains amended the 1) omnibus agreement, 2) operational services agreement, and 3) ethanol storage and throughput agreement. Please refer to Note 15 – Related Party Transactions to the consolidated financial statements for additional information.

Dispositions

On November 15, 2018, Green Plains closed on the sale of three of its ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero. Correspondingly, the partnership’s storage assets located adjacent to such plants were sold to Green Plains for $120.9 million. As consideration, the partnership received from its parent 8.7 million Green Plains units and a portion of the general partner interest equating to 0.2 million equivalent limited partner units to maintain the general partner’s 2% interest. These units were retired upon receipt. In addition, the partnership also received cash consideration of $2.7 million from Valero for the assignment of certain railcar operating leases.

This transaction was accounted for as a transfer between entities under common control and was approved by the conflicts committee. The partnership recorded $0.5 million of transaction costs in the consolidated statement of operations as general and administrative expense for the year ended December 31, 2018.

The following is a summary of assets and liabilities disposed of (in thousands):

Total consideration received, November 15, 2018	$120,900
Identifiable assets and liabilities disposed of:
Property and equipment, net	4,192
Asset retirement obligations	(425)
Total identifiable net assets	3,767
Units retired:
Common units - Green Plains	118,482
General partners interest	2,418
Total units retired	120,900
Partners' capital effect, November 15, 2018	$(3,767)

In conjunction with the disposition, the partnership amended the 1) omnibus agreement, 2) operational services agreement, 3) ethanol storage and throughput agreement, and (4) rail transportation services agreement. Please refer to Note 15 – Related Party Transactions to the consolidated financial statements for additional information.

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

The partnership uses market interest rates to measure the fair value of its long‑term debt and adjusts those rates for all necessary risks, including its own credit risk. At December 31, 2018 and 2017, the carrying amount of debt approximated fair value.

6.  PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2018	2017
Tanks and terminal equipment	$41,009	$48,536
Leasehold improvements and other	10,300	11,158
Land and buildings	8,424	9,230
Rail and rail equipment	4,551	4,551
Trucks and other vehicles	4,397	3,265
Computer equipment, furniture and fixtures	495	495
Construction-in-progress	-	47
Total property and equipment	69,176	77,282
Less: accumulated depreciation and amortization	(28,265)	(28,977)
Property and equipment, net	$40,911	$48,305

7.  GOODWILL

The partnership currently has one reporting unit, Blendstar, to which goodwill is assigned. Effective January 1, 2018, the partnership early adopted the amended guidance in ASC Topic 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, an entity may first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).

The partnership performed the annual goodwill assessment as of October 1, 2018, using a qualitative assessment, which resulted in no goodwill impairment. Therefore, there were no changes in the carrying amount of goodwill, which was $10.6 million at December 31, 2018 and 2017.

8.  DEBT

Revolving Credit Facility

Green Plains Operating Company has a $200.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. Advances under the credit facility are subject to a floating interest rate based on the preceding fiscal quarter’s consolidated leverage ratio at a base rate plus 1.25% to 2.00% per year or LIBOR plus 2.25% to 3.00%. On February 20, 2018, the partnership accessed a portion of its available accordion to increase the revolving credit facility by $40.0 million, from $195.0 million to $235.0 million. On November 15, 2018, the partnership decreased the revolving credit facility by $35.0 million, from $235.0 million to $200.0 million. The credit facility can be increased by an additional $20.0 million without the consent of lenders. The unused portion of the credit facility is also subject to a commitment fee of 0.35% to 0.50%, depending on the preceding fiscal quarter’s consolidated leverage ratio.

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The partnership, each of its existing subsidiaries and future domestic subsidiaries guarantee the revolving credit facility. As of December 31, 2018, the revolving credit facility had an average interest rate of 5.03%.

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

The partnership had $134.0 million and $126.9 million of borrowings outstanding under the revolving credit facility as of December 31, 2018 and 2017, respectively.

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

The partnership had $75 thousand and $125 thousand of unamortized debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of December 31, 2018 and 2017, respectively.

Scheduled long‑term debt repayments as of December 31, 2018, are as follows (in thousands):

Year Ending December 31,	Amount
2019	$-
2020	134,665
2021	671
2022	678
2023	685
Thereafter	5,401
Total	$142,100

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of December 31, 2018.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the years ended December 31, 2018 and 2017.

9.  ASSET RETIREMENT OBLIGATIONS

Under various lease agreements, the partnership has AROs when certain machinery and equipment are disposed or operating leases expire. The following table summarizes the change in the liability for the AROs (in thousands):

Amount
Balance, December 31, 2016	$3,076
Additional asset retirement obligations incurred	468
Liabilities settled	(206)
Accretion expense	238
Balance, December 31, 2017	3,576
Liabilities settled	(425)
Accretion expense	65
Balance, December 31, 2018	$3,216

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

The non-vested unit-based award activity for the year ended December 31, 2018, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2017	11,549	$19.06
Granted	18,582	16.96
Forfeited	-	-
Vested	(11,549)	19.06
Non-Vested at December 31, 2018	18,582	$16.96	0.5

Compensation costs related to the unit-based awards of approximately $277 thousand, $219 thousand and $143 thousand were recognized during the years ended December 31, 2018,  2017 and 2016, respectively. At December 31, 2018, there were $158 thousand of unrecognized compensation costs from unit-based compensation awards.

11.  PARTNERS’ CAPITAL

A roll forward of the number of common and subordinated limited partner units outstanding is as follows:

	Common Units - Public	Common Units - Green Plains	Subordinated Units - Green Plains	Total
Units, December 31, 2016	11,521,016	4,389,642	15,889,642	31,800,300
Units issued under the LTIP	15,827	-	-	15,827
Units forfeited under the LTIP	(4,278)	-	-	(4,278)
Units, December 31, 2017	11,532,565	4,389,642	15,889,642	31,811,849
Units issued under the LTIP	18,582	-	-	18,582
Conversion of subordinated units	-	15,889,642	(15,889,642)	-
Retirement of common units	-	(8,692,736)	-	(8,692,736)
Units, December 31, 2018	11,551,147	11,586,548	-	23,137,695

Issuance of Additional Securities

The partnership agreement authorizes the partnership to issue unlimited additional partnership interests on the terms and conditions determined by the general partner without unitholder approval.

It is possible the partnership will fund acquisitions through the issuance of additional common units or other partnership interests. Holders of any additional common units are entitled to share equally with existing holders in the partnership’s distributions of available cash. The issuance of additional common units or other partnership interests may dilute the value of the existing holders of common units’ interests.

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

The general partner has the right, which it may from time to time assign in whole or in part to any of its affiliates, to purchase common units or other partnership interests from the partnership whenever, and on the same terms that, the partnership issues those interests to persons other than the general partner and its affiliates to maintain the percentage interest of the general partner and its affiliates, including interests represented by common units that existed immediately prior to each issuance. The other holders of common units do not have preemptive rights under the partnership agreement to acquire additional common units or other partnership interests.

Subordinated Unit Conversion

The requirements under the partnership agreement for the conversion of all of the outstanding subordinated units into common units were satisfied upon the payment of the distribution with respect to the quarter ended June 30, 2018. Accordingly, the subordination period ended on August 13, 2018, the first business day after the date of the distribution payment, and all of the 15,889,642 outstanding subordinated units were converted into common units on a one-for-one basis. The conversion of the subordinated units did not impact the amount of cash distributions paid or the total number of units outstanding.

Retirement of Units

On November 15, 2018, the partnership’s storage assets located adjacent to the ethanol plants in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan were sold to Green Plains for $120.9 million. As consideration, the partnership received from its parent 8,692,736 Green Plains units and a portion of the general partner interest equating to 177,403 equivalent limited partner units to maintain the general partner’s 2% interest. These units were retired upon receipt. The reduction in the number of units outstanding decreased the minimum quarterly cash distributions the partnership is required to pay by approximately $3.5 million.

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

For any quarter after the subordination period, the partnership is required to make distributions in the following manner:

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

The general partner also holds incentive distribution rights that entitles it to receive increasing percentages, up to 48%, of available cash distributed from operating surplus, as defined in the partnership agreement, in excess of $0.46 per unit per quarter. The maximum distribution of 48% does not include any distributions the general partner or its affiliates may receive on its general partner interest or common units.

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and the general partner, as the holder of the incentive distribution rights, based on the specified target distribution levels:

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

The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2018	January 17, 2019	February 1, 2019	February 8, 2019	$0.4750
September 30, 2018	October 18, 2018	November 2, 2018	November 9, 2018	0.4750
June 30, 2018	July 19, 2018	August 3, 2018	August 10, 2018	0.4750
March 31, 2018	April 19, 2018	May 4, 2018	May 11, 2018	0.4750
December 31, 2017	January 18, 2018	February 2, 2018	February 9, 2018	0.4700
September 30, 2017	October 19, 2017	November 3, 2017	November 10, 2017	0.4600
June 30, 2017	July 20, 2017	August 4, 2017	August 11, 2017	0.4500
March 31, 2017	April 20, 2017	May 5, 2017	May 15, 2017	0.4400
December 31, 2016	January 23, 2017	February 3, 2017	February 14, 2017	0.4300
September 30, 2016	October 20, 2016	November 4, 2016	November 14, 2016	0.4200
June 30, 2016	July 20, 2016	August 5, 2016	August 12, 2016	0.4100
March 31, 2016	April 21, 2016	May 6, 2016	May 13, 2016	0.4050

The total cash distributions paid during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
General partner distributions	$1,236	$1,155	$1,063
Incentive distributions	268	-	-
Total distributions to general partner	1,504	1,155	1,063

Limited partner common units - public	21,872	20,519	18,855
Limited partner common units - Green Plains	15,866	7,813	7,187
Limited partner subordinated units - Green Plains	22,563	28,284	26,020
Total distributions to limited partners	60,301	56,616	52,062
Total distributions paid	$61,805	$57,771	$53,125

The total cash distributions declared during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
General partner distributions	$1,155	$1,183	$1,081
Incentive distributions	272	48	-
Total distributions to general partner	1,427	1,231	1,081

Limited partner common units - public	21,938	20,985	19,176
Limited partner common units - Green Plains	19,307	7,989	7,309
Limited partner subordinated units - Green Plains	15,095	28,919	26,456
Total distributions to limited partners	56,340	57,893	52,941
Total distributions declared	$57,767	$59,124	$54,022

12.  EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units, and to subordinated units prior to the expiration of the subordination period, is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit is the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2018. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Year Ended December 31, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$41,245	$15,095	$1,427	$57,767
Earnings (less than) in excess of distributions	(3,377)	1,604	(313)	(2,086)
Total net income	$37,868	$16,699	$1,114	$55,681

Weighted-average units outstanding - basic and diluted	20,950	9,752

Earnings per limited partner unit - basic and diluted	$1.81	$1.71

	Year Ended December 31, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$28,974	$28,919	$1,231	$59,124
Earnings less than distributions	(105)	(98)	(54)	(257)
Total net income	$28,869	$28,821	$1,177	$58,867

Weighted-average units outstanding - basic and diluted	15,916	15,890

Earnings per limited partner unit - basic and diluted	$1.81	$1.81

	Year Ended December 31, 2016
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$26,485	$26,456	$1,081	$54,022
Earnings in excess of distributions	1,363	1,365	55	2,783
Total net income	$27,848	$27,821	$1,136	$56,805

Weighted-average units outstanding - basic and diluted	15,904	15,890

Earnings per limited partner unit - basic and diluted	$1.75	$1.75

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

The partnership recorded deferred tax assets in the amount of $58 thousand as of December 31, 2018 and 2017, related to investments in Birmingham BioEnergy. These deferred tax assets are recognized in the consolidated balance sheets as other assets. The partnership also recorded income taxes payable in the amount of $6 thousand and $10 thousand as of December 31, 2018 and 2017, respectively. The effective tax rate for 2018 and 2017 was immaterial to the financial statements.

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current	$101	$89	$226
Deferred	-	20	(2)
Total	$101	$109	$224

Differences between income tax expense computed at the statutory federal income tax rate on its income subject to tax are presented on the consolidated statements of operations and summarized as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax expense at federal statutory rate*	$49	$72	$59
State income tax expense, net of federal	53	26	208
Other	(1)	11	(43)
Income tax expense	$101	$109	$224

*The federal statutory corporate income rate was reduced from 35% to 21% beginning on January 1, 2018.

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

The partnership conducts business and its parent files tax returns in several states within the United States. The partnership’s federal and state returns filed by its parent for the tax years ended December 31, 2015, and later are still subject to audit.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

The partnership leases certain facilities, parcels of land, and railcars under agreements that expire on various dates. For accounting purposes, lease expense is based on a straight-line amortization of the total payments required over the term of the lease, which resulted in a deferred lease liability of $843 thousand and $797 thousand as of December 31, 2018 and 2017, respectively. The partnership incurred lease expenses of $19.2 million, $22.8 million and $24.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. Aggregate minimum lease payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2019	$14,180
2020	11,843
2021	6,842
2022	4,758
2023	1,164
Thereafter	4,028
Total	$42,815

In accordance with the amended storage and throughput agreement with Green Plains Trade, Green Plains Trade is obligated to throughput a minimum of 235.7 mmg per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. The partnership also has minimum volume commitment terminal agreements with other customers at various rates. Minimum operating lease revenues under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2019	$47,394
2020	47,140
2021	47,140
2022	47,140
2023	47,140
Thereafter	212,130
Total	$448,084

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

Year Ending December 31,	Amount
2019	$18,558
2020	16,565
2021	9,584
2022	7,120
2023	1,076
Thereafter	-
Total	$52,903

Service Agreements

The partnership entered into agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. The partnership exceeded all minimum commitments under these agreements during the years ended December 31, 2018, 2017 and 2016. Aggregate minimum payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2019	$1,123
2020	240
2021	157
2022	156
2023	-
Thereafter	-
Total	$1,676

Legal

Routinely, the partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

15. RELATED PARTY TRANSACTIONS

In addition to the related party transactions disclosed in Note 4 – Acquisitions and Dispositions to the consolidated financial statements, the partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of approximately $4.6 million, $4.2 million and $3.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

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

Commercial Agreements

The partnership has various fee-based commercial agreements with Green Plains Trade, including:

•	10-year storage and throughput agreement, originally expiring on June 30, 2025, extended to June 30, 2028;
•	10-year rail transportation services agreement, expiring on June 30, 2025;
•	1-year trucking transportation agreement, expiring on May 31, 2019;
•	Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring December 31, 2019; and
•	Various other terminal services agreements for other fuel terminal facilities, each with Green Plains Trade.

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

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum of 235.7 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire. The partnership charged Green Plains Trade a deficiency payment in the amount of $3.0 million related to the minimum volume commitment for the three months ended December 31, 2018.

Under the rail transportation services agreement, as amended, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the years ended December 31, 2018, 2017 and 2016, the average monthly fee was approximately $0.0221,  $0.0267 and $0.0330 per gallon, respectively, for the average railcar volumetric capacity provided by the partnership, which was 96.9,  93.5 and 79.2 mmg, respectively. The partnership’s leased railcar fleet consisted of approximately 2,840 and 3,500 railcars as of December 31, 2018 and 2017, respectively. Since the IPO, the partnership has entered into lease renewals in the normal course of business at comparable margins.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade, which was approximately 6.6 mmg for the years ended December 31, 2018 and 2017. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0014 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $85.0 million, $92.4 million and $89.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The partnership also recorded revenues from Green Plains Trade related to trucking and terminal services of $9.3 million, $8.4 million and $6.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Other Related Party Revenues and Expenses

The partnership incurs expenses charged by a subsidiary of the parent for cleaning of its storage tanks.  The partnership incurred tank cleaning expenses of $22 thousand, $53 thousand and $29 thousand for the years ended December 31, 2018, 2017 and 2016, respectively, for these services.

Equity Method Investments

The partnership entered into a project management agreement with NLR Energy Logistics LLC, effective June 23, 2017, in which NLR provided the partnership a fixed monthly fee to coordinate and manage the development, design, and construction of the Little Rock, Arkansas unit train terminal. The partnership recognized $75 thousand and $150 thousand within other income for the performance of these services for the years ended December 31, 2018 and 2017, respectively. In addition, the partnership has recorded a receivable of $50 thousand for start-up costs to be reimbursed by NLR as of December 31, 2018.

16. EQUITY METHOD INVESTMENTS

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

The partnership's investment in NLR was financed through a combination of cash from operations and borrowings under its revolving credit facility. As of December 31, 2018, the partnership's investment balance in the joint venture was $3.6 million.

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

During the year ended December 31, 2018, the partnership incurred $288 thousand of transaction costs associated with the formation of DKGP. The partnership did not make any equity contributions to DKGP.

Summarized Financial Information

The partnership’s proportional share of equity method investee losses are reported on a one-month lag in the consolidated statements of operations. The following table presents combined summarized statement of operations data of our equity method investees for the twelve months ended November 30, 2018 and 2017 (amounts represent 100% of investee financial information in thousands, unaudited):

	Twelve Months Ended November 30, 2018	Twelve Months Ended November 30, 2017
Total revenues	$879	$-
Total operating expenses	906	22
Net loss	$(27)	$(22)

17. QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth certain unaudited financial data for each of the quarters within the years ended December 31, 2018 and 2017 (in thousands, except per unit amounts). This information has been derived from the partnership’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$23,253	$25,770	$25,840	$25,885
Operating expenses (1)	7,164	9,512	10,177	10,992
Operating income	16,089	16,258	15,663	14,893
Other expense	(1,990)	(1,850)	(1,791)	(1,476)
Income tax expense	(31)	(5)	(33)	(32)
Income (loss) from equity method investees	68	48	(117)	(13)
Net income attributable to the partnership	$14,136	$14,451	$13,722	$13,372
Earnings per limited partner unit (basic and diluted):
Common units	$0.51	$0.44	$0.42	$0.41
Subordinated units	$-	$0.46	$0.42	$0.41
Distribution declared	$0.4750	$0.4750	$0.4750	$0.4750

(1) Includes consideration received of $2.7 million for the assignment of railcar operating leases to Valero in the fourth quarter of 2018.

	Three Months Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Revenues	$28,250	$26,449	$25,065	$27,229
Operating expenses	10,635	10,548	10,655	10,997
Operating income	17,615	15,901	14,410	16,232
Other expense	(1,291)	(1,392)	(1,280)	(1,208)
Income tax (expense) benefit	26	(43)	(45)	(47)
Loss from equity method investees	(11)	-	-	-
Net income attributable to the partnership	$16,339	$14,466	$13,085	$14,977
Earnings per limited partner unit (basic and diluted):
Common units	$0.50	$0.45	$0.40	$0.46
Subordinated units	$0.50	$0.45	$0.40	$0.46
Distribution declared	$0.4700	$0.4600	$0.4500	$0.4400