Form 10-Q
period 2019-03-31
Green Plains Partners LP
filed 2019-05-09
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes   ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units, Representing Limited Partner Interests	GPP	The Nasdaq Stock Market LLC

The registrant had 23,137,695 common units outstanding as of May 6, 2019.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

2018 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2018, filed February 20, 2019
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
CAFE	Corporate Average Fuel Economy
CAMEX	Brazil Chamber of Foreign Trade
Conflicts committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
D.C.	District of Columbia
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
MVCs	Minimum volume commitments
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
U.S.	United States
USDA	U.S. Department of Agriculture

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$304	$569
Accounts receivable	2,277	1,460
Accounts receivable from affiliates	18,646	13,897
Prepaid expenses and other	667	690
Total current assets	21,894	16,616

Property and equipment, net of accumulated depreciation and amortization of $29,250 and $28,265, respectively	39,926	40,911
Operating lease right-of-use assets	35,950	-
Goodwill	10,598	10,598
Investment in equity method investee	3,863	3,648
Note receivable	8,100	8,100
Other assets	1,069	1,271
Total assets	$121,400	$81,144

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$4,697	$2,501
Accounts payable to affiliates	517	676
Accrued and other liabilities	6,326	4,337
Asset retirement obligations	683	674
Operating lease current liabilities	12,621	-
Total current liabilities	24,844	8,188

Long-term debt	143,037	142,025
Deferred lease liability	-	843
Asset retirement obligations	2,592	2,542
Operating lease long-term liabilities	24,323	-
Total liabilities	194,796	153,598

Commitments and contingencies (Note 9)

Partners' deficit
Common unitholders - public (11,551,147 units issued and outstanding)	114,958	115,352
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(187,110)	(186,635)
General partner interests	(1,244)	(1,171)
Total partners' deficit	(73,396)	(72,454)
Total liabilities and partners' deficit	$121,400	$81,144

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2019	2018
Revenues
Affiliate	$18,782	$24,257
Non-affiliate	2,305	1,628
Total revenues	21,087	25,885
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,865	8,410
General and administrative	1,117	1,401
Depreciation and amortization	985	1,181
Total operating expenses	8,967	10,992
Operating income	12,120	14,893
Other income (expense)
Interest income	20	20
Interest expense	(2,055)	(1,571)
Other	-	75
Total other expense	(2,035)	(1,476)
Income before income taxes and income (loss) from equity method investee	10,085	13,417
Income tax expense	(52)	(32)
Income (loss) from equity method investee	215	(13)
Net income	$10,248	$13,372

Net income attributable to partners' ownership interests:
General partner	$205	$267
Limited partners - common unitholders	10,043	6,559
Limited partners - subordinated unitholders	-	6,546

Earnings per limited partner unit (basic and diluted):
Common units	$0.43	$0.41
Subordinated units	$-	$0.41

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,119	15,922
Subordinated units	-	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$10,248	$13,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	985	1,181
Accretion	59	63
Amortization of debt issuance costs	204	145
Unit-based compensation	79	60
(Income) loss from equity method investee	(215)	13
Other	(22)	11
Changes in operating assets and liabilities:
Accounts receivable	(817)	1,829
Accounts receivable from affiliates	(4,749)	(5,380)
Prepaid expenses and other assets	23	189
Accounts payable and accrued liabilities	4,238	2,583
Accounts payable to affiliates	(159)	611
Operating lease liabilities and right-of-use assets	119	-
Other	11	12
Net cash provided by operating activities	10,004	14,689

Cash flows from investing activities:
Purchases of property and equipment, net	-	(1,212)
Net cash used in investing activities	-	(1,212)

Cash flows from financing activities:
Payments of distributions	(11,269)	(15,306)
Proceeds from revolving credit facility	30,600	24,400
Payments on revolving credit facility	(29,600)	(22,300)
Payments of loan fees	-	(185)
Net cash used in financing activities	(10,269)	(13,391)

Net change in cash and cash equivalents	(265)	86
Cash and cash equivalents, beginning of period	569	502
Cash and cash equivalents, end of period	$304	$588

Supplemental disclosures of cash flow
Cash paid for income taxes	$126	$71
Cash paid for interest	$1,780	$1,327

Non-cash investing activities:
Contributions to equity method investee	$-	$1,172

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

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the partnership’s 2018 annual report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on February 20, 2019.

The partnership accounts for its interest in joint ventures using the equity method of accounting, with its investment recorded at the acquisition cost plus the partnership’s share of equity in undistributed earnings or losses and reduced by distributions received.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year presentation. These reclassifications did not affect total revenues, costs and expenses, net income, or partners’ deficit.

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the reporting period. The partnership bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances. The partnership regularly evaluates the appropriateness of these estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including, but not limited to, those related to depreciation of property and equipment, asset retirement obligations, operating leases, and impairment of long-lived assets and goodwill, are impacted significantly by judgments, assumptions and estimates used to prepare the consolidated financial statements.

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

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Operating lease revenue related to minimum volume commitments is recognized on a straight-line basis over the term of the lease. To the extent shortfalls associated with minimum volume commitments in the previous four quarters continue to exist, volumes in excess of the minimum volume commitment are applied to those shortfalls. Remaining excess volumes generating operating lease revenue are recognized as incurred.

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

Concentrations of Credit Risk

In the normal course of business, the partnership is exposed to credit risk resulting from the possibility a loss may occur due to failure of another party to perform according to the terms of their contract. The partnership provides fuel storage and transportation services for various parties with a significant portion of its revenues earned from Green Plains Trade. The partnership continually monitors its credit risk exposure and concentrations. Please refer to Note 2 – Revenue and Note 10 – Related Party Transactions to the consolidated financial statements for additional information.

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

Recent Accounting Pronouncements

On January 1, 2019, the partnership adopted the amended guidance in ASC 842, Leases. Please refer to Note 9 – Commitments and Contingencies to the consolidated financial statements for further details.

2.  REVENUE

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied.  Generally, this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Revenue is measured as the amount of consideration expected to be received in exchange for providing services.

Revenue by Source

The following table disaggregates our revenue by major source for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenues
Service revenues
Terminal services	$2,566	$2,281
Trucking and other	895	1,083
Railcar transportation services	-	26
Total service revenues	3,461	3,390
Leasing revenues (1)
Storage and throughput services	11,785	14,642
Railcar transportation services	5,619	7,443
Terminal services	222	410
Total leasing revenues	17,626	22,495
Total revenues	$21,087	$25,885

(1) Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, Revenue from Contracts with Customers, and are accounted for under ASC 842, Leases.

Terminal Services Revenue

The partnership provides terminal services and logistics solutions to Green Plains Trade, and other customers, through its fuel terminal facilities under various terminal service agreements, some of which have minimum volume commitments. Revenue generated by these terminals is disaggregated between service revenue and leasing revenue in accordance with the new revenue standard. If Green Plains, or other customers, fail to meet their minimum volume commitments during the applicable term, a deficiency payment equal to the deficient volume multiplied by the applicable fee will be charged. Deficiency payments related to the partnership’s terminal services revenue may not be utilized as credits toward future volumes. At terminals where customers have shared use of terminal and tank storage assets, revenue is generated from contracts with customers and accounted for as service revenue. This service revenue is recognized at the point in time when product is withdrawn from tank storage. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment or total actual throughput if in excess of the minimum volume commitment.

Trucking and Other Revenue

The partnership transports ethanol, natural gasoline, other refined fuels and feedstocks by truck from identified receipt points to various delivery points. Trucking revenue is recognized over time based on the percentage of total miles traveled, which is on average less than 100 miles.

Railcar Transportation Services Revenue

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. Green Plains Trade is required to pay the partnership fees for the minimum railcar volumetric capacity provided, regardless of utilization of that capacity. However, Green Plains Trade is not charged for railcar volumetric capacity that is not available for use due to inspections, upgrades or routine repairs and maintenance. Revenue associated with the rail transportation services fee is considered leasing revenue and is recognized over the term of the lease based on the actual average daily railcar volumetric capacity provided. The partnership may also charge Green Plains Trade a related services fee for logistical operations management of railcar volumetric capacity utilized by Green Plains Trade which is not provided by the partnership. Revenue associated with the related services fee is also considered leasing revenue and recognized over the term of the lease based on the average volumetric capacity for which services are provided.

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

Major Customers

Revenue from Green Plains Trade Group was $18.8 million and $24.3 million for the three months ended March 31, 2019 and 2018, respectively, which exceeds 10% of the partnership's total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three months ended March 31, 2019 (in thousands):

Amount
Balance at January 1, 2019	$248
Revenue recognized included in beginning balance	(248)
Net additions	101
Balance at March 31, 2019	$101

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of March 31, 2019, in the subsequent quarter when the product is withdrawn from tank storage.

3.  DEBT

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

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The revolving credit facility is guaranteed by the partnership, each of its existing subsidiaries, and any potential future domestic subsidiaries. As of March 31, 2019, the revolving credit facility had an average interest rate of 5.51%.

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

The partnership had $135.0 million and $134.0 million of borrowings outstanding under the revolving credit facility as of March 31, 2019, and December 31, 2018 respectively.

The partnership had $63 thousand and $75 thousand of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of March 31, 2019, and December 31, 2018, respectively.

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of March 31, 2019.

4.  DISPOSITIONS

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

The following is a summary of assets and liabilities disposed of (in thousands):

Total consideration received	$120,900
Identifiable assets and liabilities disposed of:
Property and equipment, net	4,192
Asset retirement obligations	(425)
Total identifiable net assets	3,767
Units retired:
Common units - Green Plains	118,482
General partners interest	2,418
Total units retired	120,900
Partners' deficit effect	$(3,767)

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

There was no change in the number of non-vested unit-based awards during the three months ended March 31, 2019.

Compensation costs related to the unit-based awards of $79 thousand and $60 thousand were recognized during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $79 thousand of unrecognized compensation costs from unit-based compensation awards.

6.  PARTNERS’ DEFICIT

Changes in partners’ deficit are as follows (in thousands):

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2018	$115,352	$(186,635)	$(1,171)	$(72,454)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,487)	(5,504)	(278)	(11,269)
Net income	5,014	5,029	205	10,248
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2019	$114,958	$(187,110)	$(1,244)	$(73,396)

	Limited Partners
	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2017	$115,747	$(38,505)	$(139,376)	$(712)	$(62,846)
Quarterly cash distributions to unitholders ($0.470 per unit)	(5,420)	(2,063)	(7,468)	(355)	(15,306)
Net income	4,751	1,808	6,546	267	13,372
Unit-based compensation, including general partner net contributions	60	-	-	-	60
Balance, March 31, 2018	$115,138	$(38,760)	$(140,298)	$(800)	$(64,720)

There was no change in the number of common limited partner units outstanding during the three months ended March 31, 2019.

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

Cash Distribution Policy

Quarterly distributions are made from available cash within 45 days after the end of each calendar quarter.  Available cash generally means, all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter.

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

On February 8, 2019, the partnership distributed $11.3 million to unitholders of record as of February 1, 2019, related to the quarterly cash distribution of $0.475 per unit that was declared on January 17, 2019, for the quarter ended December 31, 2018.

On April 18, 2019, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $11.3 million, for the quarter ended March 31, 2019. The distribution is payable on May 10, 2019, to unitholders of record at the close of business on May 3, 2019.

The total cash distributions declared for the three months ended March 31, 2019 and 2018, are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
General partner distributions	$225	$310
Incentive distributions	53	73
Total distributions to general partner	278	383

Limited partner common units - public	5,487	5,478
Limited partner common units - Green Plains	5,504	2,085
Limited partner subordinated units - Green Plains	-	7,547
Total distributions to limited partners	10,991	15,110
Total distributions declared	$11,269	$15,493

7. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units, and to subordinated units prior to the expiration of the subordination period, is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of March 31, 2019. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended March 31, 2019
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$10,991	$278	$11,269
Earnings less than distributions	(948)	(73)	(1,021)
Total net income	$10,043	$205	$10,248

Weighted-average units outstanding - basic and diluted	23,119

Earnings per limited partner unit - basic and diluted	$0.43

	Three Months Ended March 31, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units (1)	General Partner	Total
Net income:
Distributions declared	$7,563	$7,547	$383	$15,493
Earnings less than distributions	(1,004)	(1,001)	(116)	(2,121)
Total net income	$6,559	$6,546	$267	$13,372

Weighted-average units outstanding - basic and diluted	15,922	15,890

Earnings per limited partner unit - basic and diluted	$0.41	$0.41

(1) The subordinated units converted to common units on a one-for-one basis in August 2018 (see Note 6 – Partners’ Deficit).

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

9.  COMMITMENTS AND CONTINGENCIES

Adoption of ASC 842

On January 1, 2019, the partnership adopted the amended guidance in ASC 842, Leases, and all related amendments (“new lease standard”) and applied it to all leases using the optional transition method which requires the amended guidance to be applied at the date of adoption. The standard does not require the guidance to be applied to the earliest comparative period presented in the financial statements. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new lease standard had a material impact on the partnership’s consolidated balance sheets, increasing total assets and total liabilities by $39.7 million upon adoption. It did not have a material impact on the consolidated statement of operations for the three months ended March 31, 2019.

The impact on the consolidated balance sheet as of December 31, 2018 for the adoption of the new lease standard was as follows (in thousands):

	Balance at December 31, 2018	Adjustments Due to ASC 842	Balance at January 1, 2019
	(audited)
Balance sheet
Assets
Operating lease right-of-use assets	$-	$39,685	$39,685

Liabilities
Operating lease current liabilities	-	13,534	13,534
Deferred lease liabilities	843	(843)	-
Operating lease long-term liabilities	-	26,994	26,994

The partnership’s leases do not specify an implicit interest rate. Therefore, the incremental borrowing rate was used based on information available at commencement date to determine the present value of future payments.

Practical Expedients

Under the new lease standard, companies may elect various practical expedients upon adoption. The partnership elected the package of practical expedients related to transition, which states that an entity need not reassess initial direct costs for existing leases, the lease classification for any expired or existing leases, and whether any expired or existing contracts are or contain leases.

The partnership elected to utilize a portfolio approach for lease classification, which allows for an entity to group together leases with similar characteristics provided that its application does not create a material difference when compared to accounting for the leases at a contract level. For the partnership’s railcar leases, the partnership elected to combine the railcars within each contract rider and account for each contract rider as an individual lease.

The partnership also elected the practical expedient for lessees to include both the lease and non-lease components as a single component and account for them as a lease. Certain of the partnership’s railcar agreements provide for maintenance costs to be the responsibility of the partnership as incurred or charged by the lessor. This maintenance cost is a non-lease component that the partnership elected to combine with the monthly rental payment and account for the total cost as operating lease expense. In addition, the partnership has a land lease that contains a non-lease component for the handling and unloading services the landlord provides. The partnership elected to combine the cost of services with the land lease cost and account for the total as operating lease expense.

The lessor practical expedient to combine both the lease and non-lease components and account for them as a lease was applied by class of underlying asset. The storage and throughput agreement consists of lease costs paid by Green Plains Trade for the rental of the terminal facilities as well as non-lease costs for the throughput services provided by the partnership. For this agreement, the partnership elected to combine the facility rental revenue and the service revenue and account for the total as leasing revenue. The railcar transportation services agreement consists of lease costs paid by Green Plains Trade for the use of the partnership’s railcar assets as well as non-lease costs for logistical operations management and other services. For this agreement, the partnership elected to combine the railcar rental revenue and the service revenue and account for the total as leasing revenue.

A lessee may elect not to apply the recognition requirements in the new lease standard for short-term leases. Instead, the lease payments may be recognized into profit or loss on a straight-line basis over the lease term. The partnership has elected to use this short-term lease exemption, and therefore will not record a lease liability or right-of-use asset for leases with a term of one year or less. The partnership did not incur any short-term lease expense for the three months ended March 31, 2019.

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 12.6 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

Three Months Ended March 31, 2019
Lease expense
Operating lease expense	$4,209
Variable lease expense (1)	122
Total lease expense	$4,331

(1) Represents amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,091

Supplemental balance sheet information related to operating leases is as follows:

March 31, 2019
Weighted average remaining lease term	4.3 years

Weighted average discount rate	5.21%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2019 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2019	$10,892
2020	12,315
2021	6,803
2022	5,183
2023	1,587
Thereafter	4,794
Total	$41,574
Less: Present value discount	(4,630)
Operating lease liabilities	$36,944

The partnership has additional railcar operating leases that will commence in the second quarter of 2019 to replace expiring leases, with estimated future minimum lease commitments of approximately $6.7 million and lease terms of five years. The undiscounted amounts are not included in the tables above.

Aggregate minimum lease payments remaining under the operating lease agreements as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
2019	$14,180
2020	11,843
2021	6,842
2022	4,758
2023	1,164
Thereafter	4,028
Total	$42,815

Lease Revenue

The components of lease revenue are as follows (in thousands):

Three Months Ended March 31, 2019
Lease revenue
Operating lease revenue	$17,334
Variable lease revenue (1)	68
Sublease revenue	224
Total lease revenue	$17,626

(1) Represents amounts delivered by Green Plains Trade and other customers in excess of various minimum volume commitments, as well as the difference between the contracted railcar volumetric capacity and the actual amount provided to Green Plains Trade during the period.

In accordance with the amended storage and throughput agreement, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement. While this agreement contains a provision stating that the rate could potentially increase above the $0.05 per gallon on the sixth anniversary of the effective date, the potential increase would be based on a percentage change in the Bureau of Labor Producer Price Index, which cannot be predicted at this time. The remaining lease term for this agreement is approximately 9.3 years, with automatic one-year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one-year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05 per gallon for the remainder of 2019 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2019	$35,355
2020	47,140
2021	47,140
2022	47,140
2023	47,140
Thereafter	212,130
Total	$436,045

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is approximately 6.3 years, with automatic one-year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one-year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2019 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2019	$14,252
2020	17,255
2021	9,983
2022	7,417
2023	1,109
Thereafter	-
Total	$50,016

The partnership provides terminal services and logistics solutions to certain customers under various terminal service agreements, some of which have minimum volume commitments. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment, or total actual throughput if in excess of the minimum volume commitment. The remaining lease terms for these agreements range from less than one year to approximately 6.4 years, some of which contain renewal options reasonably certain to be exercised. Minimum operating lease revenue for these terminals for the remainder of 2019 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2019	$106
2020	74
2021	74
2022	74
2023	74
Thereafter	123
Total	$525

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the three months ended March 31, 2019 and 2018. Aggregate minimum payments under these agreements for the remainder of 2019 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2019	$498
2020	153
2021	157
2022	156
2023	-
Thereafter	-
Total	$964

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

10.  RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.9 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

Commercial Agreements

The partnership has various fee-based commercial agreements with Green Plains Trade, including:

•	10-year storage and throughput agreement, expiring on June 30, 2028;
•	10-year rail transportation services agreement, expiring on June 30, 2025;
•	1-year trucking transportation agreement, expiring on May 31, 2019;
•	Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring December 31, 2019; and
•	Various other terminal services agreements for other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput, rail transportation services, and trucking transportation agreements have various automatic renewal terms if not cancelled by either party within specified timeframes. Please refer to Item 15 – Exhibits, Financial Statement Schedule in our annual report on Form 10-K for the year ended December 31, 2018, for further details.

The storage and throughput agreement and terminal services agreements are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay volumetric capacity commitments.

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg of product per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire. The partnership charged Green Plains Trade a deficiency payment in the amount of $4.0 million related to the minimum volume commitment for the three months ended March 31, 2019. The cumulative minimum volume deficiency credits available to Green Plains Trade as of March 31, 2019 totaled $7.0 million, of which $3.0 million will expire if unused by the end of the fourth quarter of 2019, and $4.0 million will expire if unused by the end of the first quarter of 2020.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average daily railcar volumetric capacity provided by the partnership was 83.4 mmg and 99.2 mmg, respectively, and the associated monthly fee was approximately $0.0216 and $0.0252 per gallon, respectively, during the three months ended March 31, 2019 and 2018. The partnership’s leased railcar fleet consisted of approximately 2,840 and 3,500 railcars as of March 31, 2019 and 2018, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 3.6 mmg and 6.6 mmg for the three months ended March 31, 2019 and 2018, respectively. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $17.2 million and $22.1 million for the three months ended March 31, 2019 and 2018, respectively. The partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $1.6 million and $2.2 million for the three months ended March 31, 2019 and 2018, respectively.

Cash Distributions

The partnership distributed $5.8 million and $9.9 million to Green Plains related to the quarterly cash distribution paid for the three months ended March 31, 2019 and 2018, respectively.

Equity Method Investment

The partnership entered into a project management agreement with NLR Energy Logistics LLC, effective June 23, 2017, in which NLR provided the partnership a fixed monthly fee to coordinate and manage the development, design, and construction of the Little Rock, Arkansas unit train terminal. Construction of the terminal was completed during the first quarter of 2018. The partnership recognized no income related to the project management agreement during the three months ended March 31, 2019, and $75 thousand of other income during the three months ended March 31, 2018. In addition, the partnership has recorded a receivable of $51 thousand for various expenses to be reimbursed by NLR as of March 31, 2019.

Other Related Party Revenues and Expenses

The partnership incurs expenses charged by a subsidiary of the parent for cleaning of its storage tanks. There were no tank cleaning expenses incurred for the three months ended March 31, 2019. The partnership incurred tank cleaning expense of $10 thousand for the three months ended March 31, 2018.

11. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. Operations commenced at the beginning of the second quarter of 2018, and the first unit train was received in July 2018. As of March 31, 2019, the partnership's investment balance in the joint venture was $3.9 million.

The partnership does not consolidate any part of the assets or liabilities or operating results of its equity method investee. The partnership’s share of net income or loss in the investee increases or decreases, as applicable, the carrying value of the investment. With respect to NLR, the partnership determined that this entity does not represent a variable interest entity and consolidation is not required. In addition, although the partnership has the ability to exercise significant influence over the joint venture through board representation and voting rights, all significant decisions require the consent of the other investor without regard to economic interest.

Summarized Financial Information

The partnership reports its proportional share of equity method investee income (loss) on a one-month lag in the consolidated statements of operations. The following table presents combined summarized statement of operations data of our equity method investee for the three months ended February 28, 2019 and 2018 (amounts represent 100% of investee financial information in thousands, unaudited):

	Three Months Ended February 28,
	2019	2018
Total revenues	$816	$-
Total operating expenses	387	26
Net income (loss)	$429	$(26)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2018 annual report. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results we expect for the full year.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include those discussed in Part I, Item 1A, “Risk Factors,” of our 2018 annual report or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; risks related to acquisition and disposition activities; and other risk factors detailed in our reports filed with the SEC.

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

Results of Operations

During the first quarter of 2019, our parent continued to adjust ethanol production in response to the weaker margin environment. In addition, overall performance at our parent’s ethanol plants was negatively impacted by flooding during the quarter, with the largest impact on the ability to transport products. Our parent’s average utilization rate was approximately 56.0% of capacity, resulting in ethanol production of 155.0 mmg, compared with the contracted minimum volume commitment of 235.7 mmg per quarter. As a result, we charged Green Plains Trade a deficiency payment in the amount of $4.0 million related to the minimum volume commitment for the three months ended March 31, 2019.

Adjusted EBITDA and Distributable Cash Flow

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs, plus adjustments for transaction costs related to acquisitions or financing transactions, minimum volume commitment deficiency payments, unit-based compensation expense, net gains or losses on asset sales, and our proportional share of EBITDA adjustments of our equity method investee.

Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, income taxes paid or payable, maintenance capital expenditures, which are defined under our partnership agreement as cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain our operating capacity or operating income, and our proportional share of distributable cash flow adjustments of our equity method investee.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three months ended March 31, 2019 and 2018 (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliations to Non-GAAP Financial Measures:
Net income	$10,248	$13,372
Interest expense	2,055	1,571
Income tax expense	52	32
Depreciation and amortization	985	1,181
MVC adjustments (1)	-	747
Transaction costs	-	135
Unit-based compensation expense	79	60
Proportional share of EBITDA adjustments of equity method investee (2)	66	-
Adjusted EBITDA	13,485	17,098
Interest paid or payable	(2,055)	(1,571)
Income taxes paid or payable	(53)	(32)
Maintenance capital expenditures	-	(15)
Distributable cash flow	$11,377	$15,480

Distributions declared (3)	$11,269	$15,493

Coverage ratio	1.01x	1.00x

(1) Adjustments related to the storage and throughput quarterly minimum volume commitments.

(2) Represents our proportional share of depreciation and amortization, interest expense, and income tax expense of our equity method investee.

(3) Distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three months ended March 31, 2019 and 2018.

Selected financial information for the three months ended March 31, 2019 and 2018, is as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2019	2018	% Var.
Revenues
Storage and throughput services	$11,785	$14,642	(19.5)%
Railcar transportation services	5,619	7,469	(24.8)
Terminal services	2,788	2,691	3.6
Trucking and other	895	1,083	(17.4)
Total revenues	21,087	25,885	(18.5)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,865	8,410	(18.4)
General and administrative	1,117	1,401	(20.3)
Depreciation and amortization	985	1,181	(16.6)
Total operating expenses	8,967	10,992	(18.4)
Operating income	$12,120	$14,893	(18.6)%

Selected operating data for the three months ended March 31, 2019 and 2018, is as follows (unaudited):

	Three Months Ended March 31,
	2019	2018	% Var.
Product volumes (mmg)
Storage and throughput services	155.7	298.3	(47.8)%

Terminal services:
Affiliate	24.8	29.6	(16.2)
Non-affiliate	25.6	32.1	(20.2)
	50.4	61.7	(18.3)

Railcar capacity billed (daily avg.)	83.4	99.2	(15.9)

Three Months Ended March 31, 2019, Compared with the Three Months Ended March 31, 2018

Consolidated revenues decreased $4.8 million for the three months ended March 31, 2019, compared with the same period for 2018. Storage and throughput revenue decreased $2.9 million primarily due to a decrease in throughput volumes as a result of our parent’s sale of the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018, and lower utilization rates across the remaining platform. Revenues generated from rail transportation services decreased $1.8 million primarily due to the reduction in volumetric capacity provided as a result of the assignment of railcar operating leases to Valero in the fourth quarter of 2018. Trucking and other revenue decreased $0.2 million primarily due to a reduction in volumes transported for Green Plains Trade. Terminal services revenue remained relatively consistent as a result of non-affiliate minimum volume commitments.

Operations and maintenance expenses decreased $1.5 million for the three months ended March 31, 2019, compared with the same period for 2018, primarily due to lower railcar lease expense as a result of the assignment of railcar leases to Valero in the fourth quarter of 2018, as well as lower unloading fees on less volume at our terminals.

General and administrative expenses decreased $0.3 million for the three months ended March 31, 2019, compared with the same period for 2018, primarily due to a reduction in accounting and transaction fees.

Distributable cash flow decreased $4.1 million for the three months ended March 31, 2019, compared with the same period for 2018 primarily due to lower net income as a result of the sale of our parent’s Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018. Interest expense increased by $0.5 million primarily due to higher average interest rates.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.01 million barrels per day during the first quarter of 2019, which was 3% lower than the 1.04 million barrels for the first quarter of last year. Refiner and blender input volume increased 1% to 886 thousand barrels per day for the first quarter of 2019, compared with 875 thousand barrels per day for the same quarter last year. Gasoline demand for the first quarter of 2019 decreased 62 thousand barrels per day, or 1% compared to the same quarter last year. U.S. domestic ethanol ending stocks increased by approximately 1.6 million barrels, or 7%, to 24.0 million barrels for the first quarter of 2019. As of May 1, 2019, there were approximately 1,780 retail stations selling E15 in 31 states, up from 1,700 at the beginning of the year, according to Growth Energy.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports for 2018 were approximately 1.70 bgy, up 25% from 1.37 bgy for 2017. Brazil remained the largest export destination for U.S. ethanol, which accounted for 30% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. Canada, India and South Korea accounted for 20%, 9% and 5%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. In April 2019, the Trump administration announced a potential meeting with Chinese President Xi in May of 2019 to complete the trade agreement between the U.S. and China.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar remained at approximately 13 cents per pound during the first quarter of 2019. We currently estimate that net ethanol exports will reach between 1.6 billion gallons and 1.7 billion gallons in 2019 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. This Congress may consider legislation that would impact the RFS. Various bills have been discussed in the House and Senate which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, or make it more difficult to sell fuel blends with higher levels of ethanol. However, we believe it is unlikely these bills will be passed in a divided Congress.

Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. CAFE, which was first enacted by Congress in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks, provides a 54% efficiency bonus to flexible-fuel vehicles running on E85. Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, even though it exceeds the Reid Vapor Pressure limitation of nine pounds per square inch. In proposed rule-making, the EPA has proposed to extend the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season.

The EPA accepted comments on its proposed rule until April 29, 2019, and is working to finalize the rule consistent with the U.S. President’s stated goal of having a final rule out before the start of summer driving season on June 1, 2019. Any final rule from the agency is susceptible to legal challenges. The proposed rule also contains certain RIN reform changes that could reduce RIN values and subsequently reduce incentives for higher ethanol blends, including E15.

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

The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by ethanol producers, like our parent, and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

The EPA can, in consultation with the Department of Energy, waive the obligation for individual refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year.

The Trump administration waived the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 35 of 37 for compliance year 2017, totaling 1.82 billion gallons. This effectively reduces the annual RVO by that amount, since the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. Since higher RIN values help to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends. There are 39 waiver applications pending for compliance year 2018.

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The current approach accomplishes the opposite. Even if all the obligated parties comply with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel will not meet the total volume requirements set by the EPA. We believe this undermines Congressional intent of demand pressure creation and an increased consumption of renewable fuels. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

In another case on July 28, 2017, the U.S. Federal District Court for the D.C. Circuit ruled in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the 2016 volume requirements. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS II, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders and importers to meet statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address. We believe this decision to confine the EPA’s waiver analysis to supply considerations benefits the industry overall and expect the primary impact will be on the RINs market. The EPA has not yet accounted for the 500 million gallons that the Court in the Americans for Clean Energy case directed, though they have indicated they will include it in the reset rulemaking or the 2020 RVOs.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during fiscal year 2018 due to a 30% tariff, which increased to 70% in early 2018, imposed on the U.S. There is no assurance that China’s joint plan will lead to increased imports of U.S. ethanol. Our exports also face tariffs, rate quotas, countervailing duties, and other hurdles in Brazil, the European Union, India, Peru, and elsewhere, which limits our ability to compete in some markets.

In Brazil, the Secretary of Foreign Trade issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years, and is set to expire at the end of August 2019. In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by nine lawsuits. Four cases were dismissed. The five remaining cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. U.S. ethanol exports to Mexico totaled 29.4 mmg in 2018.

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

At March 31, 2019, we had $0.3 million of cash and cash equivalents and $65.0 million available under our revolving credit facility.

Net cash provided by operating activities was $10.0 million for the three months ended March 31, 2019, compared with $14.7 million for the three months ended March 31, 2018. The decrease in cash flows from operating activities resulted primarily from a decrease in net income of $3.1 million as a result of the sale of the storage assets and the assignment of railcar operating leases associated with the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018. There was no cash used in investing activities for the three months ended March 31, 2019, compared to $1.2 million utilized for the expansion of our truck and tanker fleet during the three months ended March 31, 2018. Net cash used in financing activities was $10.3 million for the three months ended March 31, 2019, compared with $13.4 million for the three months ended March 31, 2018. The decrease in cash used in financing activities was due to a $4.0 million reduction in cash distributions as a result of the retirement of shares in the fourth quarter of 2018, partially offset by a $1.1 million decrease in net borrowings.

We did not incur any capital expenditures for the three months ended March 31, 2019, and we do not anticipate significant capital spending for the remainder of 2019.

We did not make any equity method investee contributions related to the NLR joint venture for the three months ended March 31, 2019, and we do not anticipate making significant equity contributions to NLR for the remainder of 2019.

Revolving Credit Facility

Green Plains Operating Company has a $200.0 million secured revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The facility can be increased by up to $20.0 million without the consent of the lenders. At March 31, 2019, the outstanding principal balance was $135.0 million with an average interest rate of 5.51%.

We use LIBOR as a reference rate for our revolving credit facility. LIBOR is set to be phased out at the end of 2021. At this time, it is not possible to predict the effect of this change or the alternative reference rate to be used. We will need to renegotiate our credit facility to determine the interest rate to replace LIBOR with the new standard that is established. The potential effect of any such event on interest expense cannot yet be determined.

For more information related to our debt, see Note 3 – Debt to the consolidated financial statements in this report.

Distributions to Unitholders

On February 8, 2019, the partnership distributed $11.3 million to unitholders of record as of February 1, 2019, related to the quarterly cash distribution of $0.475 per unit that was declared on January 17, 2019, for the quarter ended December 31, 2018.

On April 18, 2019, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $11.3 million, for the quarter ended March 31, 2019. The distribution is payable on May 10, 2019, to unitholders of record at the close of business on May 3, 2019.

Contractual Obligations

Our contractual obligations as of March 31, 2019, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$143,100	$-	$136,505	$1,366	$5,229
Interest and fees on debt obligations (2)	10,390	7,870	2,124	148	248
Operating leases (3)	41,574	13,929	17,422	5,513	4,710
Service agreements (4)	964	651	313	-	-
Other (5)	4,525	642	1,061	1,739	1,083
Total contractual obligations	$200,553	$23,092	$157,425	$8,766	$11,270

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

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare our consolidated financial statements. Information about our critical accounting policies and estimates is included in our 2018 annual report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates. At March 31, 2019, we had $135.0 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $744 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls to ensure we properly assessed the impact of the new lease accounting standard on our financial statements to facilitate the adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of this standard.

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

Item 1A.  Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2018, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements” of this report. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 5.03 “Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K, in lieu of filing a separate Form 8-K.

On May 7, 2019, Green Plains Holdings LLC, the general partner of Green Plains Partners LP (the “Partnership”), entered into the First Amendment (the “Amendment”) of the First Amended and Restated Agreement of Limited Partnership dated as of July 1, 2015, to make certain revisions in response to changes to the Internal Revenue Code enacted by the Bipartisan Budget Act of 2015 relating to changes in partnership audit and adjustment procedures.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	First Amendment to the First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of May 7, 2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: May 9, 2019	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2019	By:	/s/ John W. Neppl
John W. Neppl
Chief Financial Officer
(Principal Financial Officer)