Form 10-Q
period 2019-06-30
Green Plains Partners LP
filed 2019-08-06
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2019

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
Non-accelerated filer ☐
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

☐ Yes ☒ No

The registrant had 23,160,551 common units outstanding as of August 2, 2019.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

2018 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2018, filed February 20, 2019
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
CAFE	Corporate Average Fuel Economy
CAMEX	Brazil Chamber of Foreign Trade
Conflicts committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
D.C.	District of Columbia
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
MVCs	Minimum volume commitments
NMTC	New Market Tax Credits
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
U.S.	United States
USDA	U.S. Department of Agriculture

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$269	$569
Accounts receivable	1,090	1,460
Accounts receivable from affiliates	20,018	13,897
Note receivable	332	-
Prepaid expenses and other	869	690
Total current assets	22,578	16,616

Property and equipment, net of accumulated depreciation and amortization of $30,129 and $28,265, respectively	38,822	40,911
Operating lease right-of-use assets	38,545	-
Goodwill	10,598	10,598
Investment in equity method investee	4,005	3,648
Note receivable	7,768	8,100
Other assets	862	1,271
Total assets	$123,178	$81,144

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$5,774	$2,501
Accounts payable to affiliates	430	676
Accrued and other liabilities	8,344	4,337
Asset retirement obligations	311	674
Operating lease current liabilities	12,333	-
Current maturities of long-term debt	332	-
Total current liabilities	27,524	8,188

Long-term debt	139,917	142,025
Deferred lease liability	-	843
Asset retirement obligations	2,740	2,542
Operating lease long-term liabilities	26,874	-
Total liabilities	197,055	153,598

Commitments and contingencies (Note 9)

Partners' deficit
Common unitholders - public (11,551,147 units issued and outstanding)	114,790	115,352
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(187,358)	(186,635)
General partner interests	(1,309)	(1,171)
Total partners' deficit	(73,877)	(72,454)
Total liabilities and partners' deficit	$123,178	$81,144

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Affiliate	$19,133	$24,220	$37,915	$48,477
Non-affiliate	1,692	1,620	3,997	3,248
Total revenues	20,825	25,840	41,912	51,725
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,233	7,893	13,098	16,303
General and administrative	988	1,179	2,105	2,580
Depreciation and amortization	771	1,105	1,756	2,286
Total operating expenses	7,992	10,177	16,959	21,169
Operating income	12,833	15,663	24,953	30,556
Other income (expense)
Interest income	20	20	40	40
Interest expense	(2,166)	(1,811)	(4,221)	(3,382)
Other	(73)	-	(73)	75
Total other expense	(2,219)	(1,791)	(4,254)	(3,267)
Income before income taxes and income (loss) from equity method investee	10,614	13,872	20,699	27,289
Income tax expense	(47)	(33)	(99)	(65)
Income (loss) from equity method investee	142	(117)	357	(130)
Net income	$10,709	$13,722	$20,957	$27,094

Net income attributable to partners' ownership interests:
General partner	$213	$275	$418	$542
Limited partners - common unitholders	10,496	6,730	20,539	13,289
Limited partners - subordinated unitholders	-	6,717	-	13,263

Earnings per limited partner unit (basic and diluted):
Common units	$0.45	$0.42	$0.89	$0.83
Subordinated units	$-	$0.42	$-	$0.83

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,120	15,922	23,119	15,922
Subordinated units	-	15,890	-	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$20,957	$27,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,756	2,286
Accretion	2	121
Amortization of debt issuance costs	406	299
Loss on the disposal of assets	73	-
Unit-based compensation	158	120
(Income) loss from equity method investee	(357)	130
Other	(17)	21
Changes in operating assets and liabilities:
Accounts receivable	400	1,417
Accounts receivable from affiliates	(6,121)	(1,644)
Prepaid expenses and other assets	(179)	3
Accounts payable and accrued liabilities	7,314	32
Accounts payable to affiliates	(246)	1,357
Operating lease liabilities and right-of-use assets	(213)	-
Other	23	23
Net cash provided by operating activities	23,956	31,259

Cash flows from investing activities:
Purchases of property and equipment, net	82	(1,220)
Contributions to equity method investees	-	(1,288)
Net cash provided by (used in) investing activities	82	(2,508)

Cash flows from financing activities:
Payments of distributions	(22,538)	(30,800)
Proceeds from revolving credit facility	41,700	42,300
Payments on revolving credit facility	(43,500)	(40,300)
Payments of loan fees	-	(185)
Net cash used in financing activities	(24,338)	(28,985)

Net change in cash and cash equivalents	(300)	(234)
Cash and cash equivalents, beginning of period	569	502
Cash and cash equivalents, end of period	$269	$268

Supplemental disclosures of cash flow
Cash paid for income taxes	$193	$124
Cash paid for interest	$3,762	$2,986
Capital expenditures in accounts payable	$20	$-
Property and equipment sale in accounts receivable	$30	$-

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

Revenue by Source

The following table disaggregates our revenue by major source for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Service revenues
Terminal services	$2,329	$2,499	$4,895	$4,780
Trucking and other	1,122	1,220	2,017	2,303
Railcar transportation services	-	27	-	53
Total service revenues	3,451	3,746	6,912	7,136
Leasing revenues (1)
Storage and throughput services	11,785	15,575	23,570	30,217
Railcar transportation services	5,505	6,128	11,124	13,571
Terminal services	84	391	306	801
Total leasing revenues	17,374	22,094	35,000	44,589
Total revenues	$20,825	$25,840	$41,912	$51,725

(1) Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, Revenue from Contracts with Customers, and are accounted for under ASC 842, Leases for 2019 and ASC 840, Leases for 2018.

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

Major Customers

Revenue from Green Plains Trade Group was $19.1 million and $37.9 million for the three and six months ended June 30, 2019, respectively, and $24.2 million and $48.5 million for the three and six months ended June 30, 2018, respectively, which exceeds 10% of the partnership's total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three and six months ended June 30, 2019 (in thousands):

Amount
Balance at January 1, 2019	$248
Revenue recognized included in beginning balance	(248)
Net additions	101
Balance at March 31, 2019	101
Revenue recognized included in beginning balance	(101)
Net additions	116
Balance at June 30, 2019	$116

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of June 30, 2019, in the subsequent quarter when the product is withdrawn from tank storage.

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

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The revolving credit facility is guaranteed by the partnership, each of its existing subsidiaries, and any potential future domestic subsidiaries. As of June 30, 2019, the revolving credit facility had an average interest rate of 5.41%.

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

The partnership had $132.2 million and $134.0 million of borrowings outstanding under the revolving credit facility as of June 30, 2019, and December 31, 2018 respectively.

Qualified Low Income Community Investment Notes

In June 2013, Birmingham BioEnergy, a subsidiary of BlendStar, was a recipient of qualified low income community investment notes in conjunction with NMTC financing related to the Birmingham, Alabama terminal. Promissory notes payable totaling $10.0 million and notes receivable of $8.1 million were issued in connection with this transaction. The notes payable bear an interest rate of 1.0% per year and require quarterly interest only payments through December 31, 2019. Beginning in March 2020, the promissory notes and note receivable each require quarterly principal and interest payments. As of June 30, 2019, the partnership had a balance of $0.3 million in short term notes receivable and current maturities of long term debt as it relates to these future payments. BlendStar retains the right to call $8.1 million of the promissory notes in June 2020. The promissory notes payable and note receivable will be fully amortized upon maturity in September 2031.

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

The partnership had $51 thousand and $75 thousand of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of June 30, 2019, and December 31, 2018, respectively.

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of June 30, 2019.

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

In conjunction with the disposition, the partnership amended the 1) omnibus agreement, 2) operational services agreement, 3) ethanol storage and throughput agreement, and 4) rail transportation services agreement. Please refer to Note 10 – Related Party Transactions to the consolidated financial statements for additional information.

5. UNIT-BASED COMPENSATION

The partnership has a long-term incentive plan (LTIP) intended to promote the interests of the partnership, its general partner and affiliates by providing unit-based incentive compensation awards to employees, consultants and directors to encourage superior performance. The LTIP reserves 2,500,000 common limited partner units for issuance in the form of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights, unit awards, profit interest units or other unit-based awards. The partnership measures unit-based compensation at fair value on the grant date, with no adjustments for estimated forfeitures. The partnership records noncash compensation expense related to the awards over the requisite service period on a straight-line basis.

The non-vested unit-based activity for the six months ended June 30, 2019, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2018	18,582	$16.96
Vested	(18,582)	16.96
Non-vested at June 30, 2019	-	$-	0.0

Compensation costs related to the unit-based awards of $79 thousand and $158 thousand were recognized during the three and six months ended June 30, 2019, respectively. Compensation costs related to the unit-based awards of $60 thousand and $120 thousand were recognized during the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there were no unrecognized compensation costs from unit-based compensation awards.

6. PARTNERS’ DEFICIT

Changes in partners’ deficit are as follows (in thousands):

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2018	$115,352	$(186,635)	$(1,171)	$(72,454)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,487)	(5,504)	(278)	(11,269)
Net income	5,014	5,029	205	10,248
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2019	114,958	(187,110)	(1,244)	(73,396)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,487)	(5,504)	(278)	(11,269)
Net income	5,240	5,256	213	10,709
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, June 30, 2019	$114,790	$(187,358)	$(1,309)	$(73,877)

	Limited Partners
	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2017	$115,747	$(38,505)	$(139,376)	$(712)	$(62,846)
Quarterly cash distributions to unitholders ($0.470 per unit)	(5,420)	(2,063)	(7,468)	(355)	(15,306)
Net income	4,751	1,808	6,546	267	13,372
Unit-based compensation, including general partner net contributions	60	-	-	-	60
Balance, March 31, 2018	115,138	(38,760)	(140,298)	(800)	(64,720)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,478)	(2,085)	(7,548)	(383)	(15,494)
Net income	4,874	1,856	6,717	275	13,722
Unit-based compensation, including general partner net contributions	60	-	-	-	60
Balance, June 30, 2018	$114,594	$(38,989)	$(141,129)	$(908)	$(66,432)

There was no change in the number of common limited partner units outstanding during the six months ended June 30, 2019.

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

On May 10, 2019, the partnership distributed $11.3 million to unitholders of record as of May 3, 2019, related to the quarterly cash distribution of $0.475 per unit that was declared on April 18, 2019, for the quarter ended March 31, 2019.

On July 18, 2019, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $11.3 million, for the quarter ended June 30, 2019. The distribution is payable on August 9, 2019, to unitholders of record at the close of business on August 2, 2019.

The total cash distributions declared for the three and six months ended June 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General partner distributions	$226	$310	$451	$620
Incentive distributions	53	73	106	146
Total distributions to general partner	279	383	557	766

Limited partner common units - public	5,497	5,487	10,984	10,965
Limited partner common units - Green Plains	5,504	2,085	11,008	4,170
Limited partner subordinated units - Green Plains	-	7,548	-	15,095
Total distributions to limited partners	11,001	15,120	21,992	30,230
Total distributions declared	$11,280	$15,503	$22,549	$30,996

7. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units, and to subordinated units prior to the expiration of the subordination period, is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of June 30, 2019. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended June 30, 2019
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$11,001	$279	$11,280
Earnings less than distributions	(505)	(66)	(571)
Total net income	$10,496	$213	$10,709

Weighted-average units outstanding - basic and diluted	23,120

Earnings per limited partner unit - basic and diluted	$0.45

	Six Months Ended June 30, 2019
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$21,992	$557	$22,549
Earnings less than distributions	(1,453)	(139)	(1,592)
Total net income	$20,539	$418	$20,957

Weighted-average units outstanding - basic and diluted	23,119

Earnings per limited partner unit - basic and diluted	$0.89

	Three Months Ended June 30, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units (1)	General Partner	Total
Net income:
Distributions declared	$7,572	$7,548	$383	$15,503
Earnings less than distributions	(842)	(831)	(108)	(1,781)
Total net income	$6,730	$6,717	$275	$13,722

Weighted-average units outstanding - basic and diluted	15,922	15,890

Earnings per limited partner unit - basic and diluted	$0.42	$0.42

	Six Months Ended June 30, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units (1)	General Partner	Total
Net income:
Distributions declared	$15,135	$15,095	$766	$30,996
Earnings less than distributions	(1,846)	(1,832)	(224)	(3,902)
Total net income	$13,289	$13,263	$542	$27,094

Weighted-average units outstanding - basic and diluted	15,922	15,890

Earnings per limited partner unit - basic and diluted	$0.83	$0.83

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

9. COMMITMENTS AND CONTINGENCIES

Adoption of ASC 842

On January 1, 2019, the partnership adopted the amended guidance in ASC 842, Leases, and all related amendments (“new lease standard”) and applied it to all leases using the optional transition method which requires the amended guidance to be applied at the date of adoption. The standard does not require the guidance to be applied to the earliest comparative period presented in the financial statements. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new lease standard had a material impact on the partnership’s consolidated balance sheets, increasing total assets and total liabilities by $39.7 million upon adoption. It did not have a material impact on the consolidated statement of operations for the six months ended June 30, 2019.

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

A lessee may elect not to apply the recognition requirements in the new lease standard for short-term leases. Instead, the lease payments may be recognized into profit or loss on a straight-line basis over the lease term. The partnership has elected to use this short-term lease exemption, and therefore will not record a lease liability or right-of-use asset for leases with a term of one year or less. The partnership had no short-term lease expense for the three and six months ended June 30, 2019.

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 12.3 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease expense
Operating lease expense	$4,076	$8,285
Variable lease benefit (1)	(271)	(149)
Total lease expense	$3,805	$8,136

(1) Represents amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,395	$8,486

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,207	6,207

Supplemental balance sheet information related to operating leases is as follows:

June 30, 2019
Weighted average remaining lease term	4.5 years

Weighted average discount rate	5.20%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2019 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2019	$6,972
2020	13,665
2021	8,152
2022	6,532
2023	2,937
Thereafter	6,031
Total	$44,289
Less: Present value discount	(5,082)
Operating lease liabilities	$39,207

Aggregate minimum lease payments remaining under the operating lease agreements as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
2019	$14,180
2020	11,843
2021	6,842
2022	4,758
2023	1,164
Thereafter	4,028
Total	$42,815

Lease Revenue

The components of lease revenue are as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease revenue
Operating lease revenue	$17,436	$34,770
Variable lease revenue (1)	(266)	(198)
Sublease revenue	204	428
Total lease revenue	$17,374	$35,000

(1) Represents amounts delivered by Green Plains Trade and other customers in excess of various minimum volume commitments, as well as the difference between the contracted railcar volumetric capacity and the actual amount provided to Green Plains Trade during the period.

In accordance with the amended storage and throughput agreement, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement. While this agreement contains a provision stating that the rate could potentially increase above the $0.05 per gallon on the sixth anniversary of the effective date, the potential increase would be based on a percentage change in the Bureau of Labor Producer Price Index, which cannot be predicted at this time. The remaining lease term for this agreement is approximately 9.0 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05 per gallon for the remainder of 2019 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2019	$23,570
2020	47,140
2021	47,140
2022	47,140
2023	47,140
Thereafter	212,130
Total	$424,260

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is approximately 6.0 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2019 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2019	$9,991
2020	19,133
2021	11,856
2022	9,311
2023	3,028
Thereafter	1,691
Total	$55,010

The partnership provides terminal services and logistics solutions to certain customers under various terminal service agreements, some of which have minimum volume commitments. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment, or total actual throughput if in excess of the minimum volume commitment. The remaining lease terms for these agreements range from less than one year to approximately 6.2 years, some of which contain renewal options reasonably certain to be exercised. Minimum operating lease revenue for these terminals for the remainder of 2019 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2019	$67
2020	74
2021	74
2022	74
2023	74
Thereafter	123
Total	$486

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the three and six months ended June 30, 2019 and 2018. Aggregate minimum payments under these agreements for the remainder of 2019 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2019	$333
2020	153
2021	157
2022	156
2023	-
Thereafter	-
Total	$799

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. The partnership is not currently party to any material litigation.

10. RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2018, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

Commercial Agreements

The partnership has various fee-based commercial agreements with Green Plains Trade, including:

•10-year storage and throughput agreement, expiring on June 30, 2028;

•10-year rail transportation services agreement, expiring on June 30, 2025;

•1-year trucking transportation agreement, expiring on May 31, 2020;

•Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring December 31, 2019; and

•Various other terminal services agreements for other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput, rail transportation services, and trucking transportation agreements have various automatic renewal terms if not cancelled by either party within specified timeframes. Please refer to Item 15 – Exhibits, Financial Statement Schedule in our 2018 annual report for further details.

The storage and throughput agreement and terminal services agreements are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay volumetric capacity commitments.

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg of product per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire. The partnership charged Green Plains Trade a deficiency payment in the amount of $0.5 million related to the minimum volume commitment for the three months ended June 30, 2019. The cumulative minimum volume deficiency credits available to Green Plains Trade as of June 30, 2019 totaled $7.5 million. These credits expire, if unused, as follows:

•$3.0 million, expiring on December 30, 2019;

•$4.0 million, expiring on March 31, 2020; and

•$0.5 million, expiring on June 30, 2020.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the three and six months ended June 30, 2019, the average daily railcar volumetric capacity provided by the partnership was 81.1 mmg and 82.3 mmg, respectively, and the associated monthly fee was approximately $0.0218 and $0.0217 per gallon, respectively. During the three and six months ended June 30, 2018, the average daily railcar volumetric capacity provided by the partnership was 98.6 mmg and 98.9 mmg, respectively, and the associated monthly fee was approximately $0.0208 and $0.0230 per gallon, respectively. The partnership’s leased railcar fleet consisted of approximately 2,690 and 3,500 railcars as of June 30, 2019 and 2018, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 2.9 mmg and 3.3 mmg for the three and six months ended June 30, 2019, respectively. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $17.1 million and $34.3 million for the three and six months ended June 30, 2019, respectively, and $21.7 million and $43.8 million for the three and six months ended June 30, 2018, respectively. The partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $2.0 million and $3.6 million for the six months ended June 30, 2019, respectively, and $2.5 million and $4.7 million for the three and six months ended June 30, 2018, respectively.

Cash Distributions

The partnership distributed $5.8 million and $11.6 million to Green Plains related to the quarterly cash distribution paid for the three and six months ended June 30, 2019, respectively, and $10.0 million and $19.9 million for the three and six months ended June 30, 2018, respectively.

Equity Method Investment

The partnership entered into a project management agreement with NLR Energy Logistics LLC, effective June 23, 2017, in which NLR provided the partnership a fixed monthly fee to coordinate and manage the development, design, and construction of the Little Rock, Arkansas unit train terminal. Construction of the terminal was completed during the first quarter of 2018. The partnership recognized no income during the three months ended June 30, 2018, and $75 thousand of other income during the six months ended June 30, 2018, for these services. There was no income recognized for these services during the three and six months ended June 30, 2019. In addition, the partnership recorded a receivable of $51 thousand for various expenses to be reimbursed by NLR as of June 30, 2019.

Other Related Party Revenues and Expenses

The partnership incurs expenses charged by a subsidiary of the parent for cleaning of its storage tanks. The partnership had no tank cleaning expense for the three months ended June 30, 2018, and incurred $10 thousand for the six months ended June 30, 2018. There were no tank cleaning expenses incurred for the three and six months ended June 30, 2019.

11. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. Operations commenced at the beginning of the second quarter of 2018, and the first unit train was received in July 2018. As of June 30, 2019, the partnership's investment balance in the joint venture was $4.0 million.

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

Summarized Financial Information

The partnership reports its proportional share of equity method investee income (loss) on a one month lag in the consolidated statements of operations. The following table presents combined summarized statement of operations data of our equity method investee for the three and six months ended May 31, 2019 and 2018 (amounts represent 100% of investee financial information in thousands, unaudited):

	Three Months Ended May 31,		Six Months Ended May 31,
	2019	2018	2019	2018
Total revenues	$589	$-	$1,405	$-
Total operating expenses	304	234	691	260
Net income (loss)	$285	$(234)	$714	$(260)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2018 annual report. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results we expect for the full year.

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

Recent Developments

Extension of Offer Period – JGP Energy Partners

Effective June 30, 2019, we agreed with our parent to extend the offer period related to the potential purchase of the Green Plains interest in the JGP Energy Partners’ Beaumont, Texas terminal until September 30, 2019. The transaction was reviewed and approved by the conflicts committee.

Results of Operations

During the second quarter of 2019, our parent continued to experience a weak margin environment. Our parent’s operating strategy, including the operating cost savings initiative, is to increase utilization rates and efficiency while reducing operating expenses to achieve improved margins in the current environment. Capacity utilization increased from an average of 56.0% of capacity in the first quarter to 80.0% of capacity in the second quarter. Ethanol production was 224.0 mmg for the second quarter of 2019, compared with the contracted minimum volume commitment of 235.7 mmg per quarter. As a result, we charged Green Plains Trade a deficiency payment in the amount of $0.5 million related to the minimum volume commitment for the three months ended June 30, 2019. The cumulative minimum volume deficiency credits available to Green Plains Trade as of June 30, 2019 totaled $7.5 million. These credits expire, if unused, as follows:

•$3.0 million, expiring on December 30, 2019;

•$4.0 million, expiring on March 31, 2020; and

•$0.5 million, expiring on June 30, 2020.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and six months ended June 30, 2019 and 2018 (unaudited, dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliations to Non-GAAP Financial Measures:
Net income	$10,709	$13,722	$20,957	$27,094
Interest expense	2,166	1,811	4,221	3,382
Income tax expense	47	33	99	65
Depreciation and amortization	771	1,105	1,756	2,286
MVC adjustments (1)	-	-	-	747
Transaction costs	-	147	-	282
Unit-based compensation expense	79	60	158	120
Loss on the disposal of assets	73	-	73	-
Proportional share of EBITDA adjustments of equity method investee (2)	43	-	109	-
Adjusted EBITDA	13,888	16,878	27,373	33,976
Interest paid or payable	(2,166)	(1,811)	(4,221)	(3,382)
Income taxes paid or payable	(43)	(32)	(96)	(64)
Maintenance capital expenditures	-	-	-	(15)
Distributable cash flow	$11,679	$15,035	$23,056	$30,515

Distributions declared (3)	$11,280	$15,503	$22,549	$30,996

Coverage ratio	1.04x	0.97x	1.02x	0.98x

(1) Adjustments related to the storage and throughput quarterly minimum volume commitments.

(2) Represents our proportional share of depreciation and amortization of our equity method investee.

(3) Distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three and six months ended June 30, 2019 and 2018.

Selected financial information for the three and six months ended June 30, 2019 and 2018, is as follows (unaudited, in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Var.	2019	2018	% Var.
Revenues
Storage and throughput services	$11,785	$15,575	(24.3)%	$23,570	$30,217	(22.0)%
Railcar transportation services	5,505	6,155	(10.6)	11,124	13,624	(18.3)
Terminal services	2,413	2,890	(16.5)	5,201	5,581	(6.8)
Trucking and other	1,122	1,220	(8.0)	2,017	2,303	(12.4)
Total revenues	20,825	25,840	(19.4)	41,912	51,725	(19.0)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,233	7,893	(21.0)	13,098	16,303	(19.7)
General and administrative	988	1,179	(16.2)	2,105	2,580	(18.4)
Depreciation and amortization	771	1,105	(30.2)	1,756	2,286	(23.2)
Total operating expenses	7,992	10,177	(21.5)	16,959	21,169	(19.9)
Operating income	$12,833	$15,663	(18.1)%	$24,953	$30,556	(18.3)%

Selected operating data for the three and six months ended June 30, 2019 and 2018, is as follows (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Var.	2019	2018	% Var.
Product volumes (mmg)
Storage and throughput services	225.1	314.3	(28.4)%	380.8	612.6	(37.8)%

Terminal services:
Affiliate	29.8	36.5	(18.4)	54.6	66.1	(17.4)
Non-affiliate	27.2	30.5	(10.8)	52.8	62.6	(15.7)
	57.0	67.0	(14.9)	107.4	128.7	(16.6)

Railcar capacity billed (daily avg.)	81.1	98.6	(17.7)	82.3	98.9	(16.8)

Three Months Ended June 30, 2019, Compared with the Three Months Ended June 30, 2018

Consolidated revenues decreased $5.0 million for the three months ended June 30, 2019, compared with the same period for 2018. Storage and throughput revenue decreased $3.8 million primarily due to a decrease in throughput volumes as a result of our parent’s sale of the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018. Revenues generated from rail transportation services decreased $0.6 million primarily due to the reduction in volumetric capacity provided as a result of the assignment of railcar operating leases to Valero in the fourth quarter of 2018. Terminal services revenue decreased $0.5 million as a result of reduced throughput volume at our non-affiliate terminals. Trucking and other revenue decreased $0.1 million primarily due to a reduction in volumes transported for Green Plains Trade.

Operations and maintenance expenses decreased $1.7 million for the three months ended June 30, 2019, compared with the same period for 2018, primarily due to lower railcar lease expense as a result of the assignment of railcar leases to Valero in the fourth quarter of 2018, as well as a reduction in unloading fees, wages, and repair and maintenance expenses.

General and administrative expenses decreased $0.2 million for the three months ended June 30, 2019, compared with the same period for 2018, primarily due to a reduction in expenses allocated by our parent under the secondment agreement.

Distributable cash flow decreased $3.4 million for the three months ended June 30, 2019, compared with the same period for 2018 primarily due to lower net income as a result of the sale of our parent’s Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018. In addition, interest expense increased by $0.4 million primarily due to higher average interest rates.

Six Months Ended June 30, 2019, Compared with the Six Months Ended June 30, 2018

Consolidated revenues decreased $9.8 million for the six months ended June 30, 2019, compared with the same period for 2018. Storage and throughput revenue decreased $6.6 million primarily due to a decrease in throughput volumes as a result of our parent’s sale of the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018, and lower utilization rates across the remaining platform. Revenues generated from rail transportation services decreased $2.5 million primarily due to the reduction in volumetric capacity provided as a result of the assignment of railcar operating leases to Valero in the fourth quarter of 2018. Terminal services revenue decreased $0.4 million as a result of reduced throughput volume at our non-affiliate terminals. Trucking and other revenue decreased $0.3 million primarily due to a reduction in volumes transported for Green Plains Trade.

Operations and maintenance expenses decreased $3.2 million for the six months ended June 30, 2019, compared with the same period for 2018, primarily due to lower railcar lease expense as a result of the assignment of railcar leases to Valero in the fourth quarter of 2018, as well as a reduction in unloading fees, wages, and repair and maintenance expenses.

General and administrative expenses decreased $0.5 million for the six months ended June 30, 2019, compared with the same period for 2018, primarily due to a reduction in accounting and transaction fees as well as expenses allocated by our parent under the secondment agreement.

Distributable cash flow decreased $7.5 million for the six months ended June 30, 2019, compared with the same period for 2018 primarily due to lower net income as a result of the sale of our parent’s Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018. In addition, interest expense increased by $0.8 million primarily due to higher average interest rates.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.05 million barrels per day during the second quarter of 2019, which was 1% higher than the 1.04 million barrels for the second quarter of last year. Refiner and blender input volume increased 1% to 938 thousand barrels per day for the second quarter of 2019, compared with 930 thousand barrels per day for the same quarter last year. Gasoline demand for the first quarter of 2019 increased slightly by 11 thousand barrels per day, or 0.1% compared to the same quarter last year. U.S. domestic ethanol ending stocks increased by approximately 0.9 million barrels, or 4%, to 22.8 million barrels for the second quarter of 2019. At the end of May 2019, the EPA finalized regulatory changes to apply the 1 pound per square inch Reid Vapor Pressure (RVP) waiver that currently applies to E10 during the summer months so that it applies to E15 as well. This removes a significant barrier to wider sales of E15 in the summer months, thus expanding the market for ethanol in transportation fuel. As of July 12, 2019, there were approximately 1,826 retail stations selling E15 in 31 states, up from 1,700 at the beginning of the year, according to Growth Energy.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports for the first five months of 2019 were approximately 631.5 mmgy, down 19% from 776.2 mmgy for the same period of 2018. Brazil remained the largest export destination for U.S. ethanol, which accounted for 30% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. Canada, India and South Korea accounted for 18%, 15% and 7%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. There continues to be negotiations between the U.S. and China with no certainty of when a trade agreement may be reached.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar remained at approximately 13 cents per pound during the second quarter of 2019. We currently estimate that net ethanol exports will reach between 1.4 billion gallons and 1.5 billion gallons in 2019 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Various bills have been discussed in the House and Senate which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, or make it more difficult to sell fuel blends with higher levels of ethanol. However, we believe it is unlikely any of these bills will be passed in a divided Congress.

Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve further growth in U.S. market share. Congress first enacted Corporate Average Fuel Economy (CAFE) in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. It provides a 54% efficiency bonus to flexible-fuel vehicles, which can operate on ethanol blends up to E85.

Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, even though it exceeds the Reid Vapor Pressure limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15, expanding it beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in an action filed in Federal District Court for the DC Circuit. However, the One-Pound Waiver is in effect, and E15 is being sold during the summer driving season.

When the RFS II was passed in 2007 and rulemaking finalized in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015. In November 2018, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2019. On July 5, 2019, the EPA released an annual proposal for RFS volumes, which included 15.0 billion gallons for conventional renewable fuel in 2020.

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

The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

The EPA can, in consultation with the Department of Energy, waive the obligation for individual refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year.

The Trump administration waived the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 35 of 37 for compliance year 2017, totaling 1.82 billion gallons. These waivers effectively reduce the annual RVO by that amount, since the EPA does not reallocate the waived gallons to other obligated parties. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. We believe there are 38 waiver applications pending for compliance year 2018, which could represent approximately 2 billion gallons of renewable fuel obligations.

Biofuels groups and biofuels opposition groups each have filed lawsuits related to RFS II. In addition to the E15 litigation discussed previously, biofuels groups have filed in the U.S. Federal District Court for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. Biofuel opposition groups have filed also in the DC Circuit, with such action consolidated with similar cases, to review the EPA’s 2018 RVO rulemaking. Biofuel groups have filed an action in the DC Circuit to compel EPA to produce information under the Freedom of Information Act related to small refinery exemptions. Certain biofuel groups have further filed suit in the Tenth Circuit Court of Appeals challenging small refinery exemption. Numerous other suits on related RFS II matters are also pending, namely involving RVOs and small refinery exemptions.

In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 million gallons. As a result, the Court remanded to the EPA to make up for the 500 million gallons. Despite this, in the July 2019 proposed RVO rulemaking, the EPA stated it does not intend to make up the 500 million gallons as the court directed, citing potential burden on obligated parties. It is anticipated that litigation will ensue from this matter.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during fiscal year 2018 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan will lead to increased imports of U.S. ethanol in the near term. Our exports also face tariffs, rate quotas, countervailing duties, and other hurdles in Brazil, the European Union, India, Peru, and elsewhere, which limits our ability to compete in some markets.

In Brazil, the Secretary of Foreign Trade issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The ruling is valid for two years, and is set to expire at the end of August 2019. It remains unclear if Brazil will apply the 20% tariff to all gallons after that date, if they will expand the gallons they allow in duty free, or if they will reduce the tariff for all gallons.

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by ten lawsuits. Four cases were dismissed. The six remaining cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. U.S. ethanol exports to Mexico totaled 29.4 mmg in 2018.

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

At June 30, 2019, we had $0.3 million of cash and cash equivalents and $67.8 million available under our revolving credit facility.

Net cash provided by operating activities was $24.0 million for the six months ended June 30, 2019, compared with $31.3 million for the six months ended June 30, 2018. The decrease in cash flows from operating activities resulted primarily from a decrease in net income of $6.1 million as a result of the sale of the storage assets and the assignment of railcar operating leases associated with the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018. Net cash provided by investing activities was $0.1 million for the six months ended June 30, 2019, compared with $2.5 million of cash used in investing activities for the six months ended June 30, 2018, for the expansion of our truck and tanker fleet and equity method investee contributions made to NLR. Net cash used in financing activities was $24.3 million for the six months ended June 30, 2019, compared with $29.0 million for the six months ended June 30, 2018. The decrease in cash used in financing activities was due to a $8.3 million reduction in cash distributions as a result of the retirement of shares in the fourth quarter of 2018, partially offset by a $3.8 million decrease in net borrowings.

We incurred capital expenditures of $20 thousand for the six months ended June 30, 2019. We do not anticipate significant capital spending for the remainder of 2019.

We did not make any equity method investee contributions related to the NLR joint venture for the six months ended June 30, 2019, and we do not anticipate making significant equity contributions to NLR for the remainder of 2019.

Revolving Credit Facility

Green Plains Operating Company has a $200.0 million secured revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The facility can be increased by up to $20.0 million without the consent of the lenders. At June 30, 2019, the outstanding principal balance was $132.2 million with an average interest rate of 5.41%.

We use LIBOR as a reference rate for our revolving credit facility. LIBOR is set to be phased out at the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We will need to renegotiate our credit facility to determine the interest rate to replace LIBOR with the new standard that is established. The potential effect of any such event on interest expense cannot yet be determined.

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

On May 10, 2019, the partnership distributed $11.3 million to unitholders of record as of May 3, 2019, related to the quarterly cash distribution of $0.475 per unit that was declared on April 18, 2019, for the quarter ended March 31, 2019.

On July 18, 2019, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $11.3 million, for the quarter ended June 30, 2019. The distribution is payable on August 9, 2019, to unitholders of record at the close of business on August 2, 2019.

Contractual Obligations

Our contractual obligations as of June 30, 2019, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$140,300	$332	$133,542	$1,370	$5,056
Interest and fees on debt obligations (2)	8,139	7,586	177	144	232
Operating leases (3)	44,289	13,726	18,329	7,051	5,183
Service agreements (4)	799	486	313	-	-
Other (5)	4,388	293	1,513	1,286	1,296
Total contractual obligations	$197,915	$22,423	$153,874	$9,851	$11,767

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

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates. At June 30, 2019, we had $132.2 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $715 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included in this report and in our 2018 annual report.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our 2018 annual report, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements” of this report. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factor supplements and/or updates risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

The interest rates under our revolving credit facility may be impacted by the phase-out of LIBOR.

LIBOR is the basic rate of interest widely used as a reference for setting the interest rates on loans globally. We use LIBOR as a reference rate for our revolving credit facility. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Consent to Credit Agreement, dated July 15, 2019, by and among Green Plains Operating Company LLC and Bank of America, as Administrative Agent
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2019, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: August 6, 2019	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	By:	/s/ G. Patrich Simpkins Jr.
G. Patrich Simpkins Jr.
Chief Financial Officer
(Principal Financial Officer)