Form 10-Q
period 2019-09-30
Green Plains Partners LP
filed 2019-11-07
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2019

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

☐ Yes ☒ No

The registrant had 23,160,551 common units outstanding as of November 4, 2019.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$990	$569
Accounts receivable	697	1,460
Accounts receivable from affiliates	17,312	13,897
Note receivable	498	-
Prepaid expenses and other	721	690
Total current assets	20,218	16,616

Property and equipment, net of accumulated depreciation and amortization of $31,116 and $28,265, respectively	38,052	40,911
Operating lease right-of-use assets	38,447	-
Goodwill	10,598	10,598
Investment in equity method investee	4,178	3,648
Note receivable	7,602	8,100
Other assets	663	1,271
Total assets	$119,758	$81,144

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$6,707	$2,501
Accounts payable to affiliates	400	676
Accrued and other liabilities	5,179	4,337
Asset retirement obligations	210	674
Operating lease current liabilities	13,043	-
Current maturities of long-term debt	132,498	-
Total current liabilities	158,037	8,188

Long-term debt	7,564	142,025
Deferred lease liability	-	843
Asset retirement obligations	2,913	2,542
Operating lease long-term liabilities	26,182	-
Total liabilities	194,696	153,598

Commitments and contingencies (Note 9)

Partners' deficit
Common unitholders - public (11,574,003 and 11,551,147 units issued and outstanding, respectively)	114,335	115,352
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(187,894)	(186,635)
General partner interests	(1,379)	(1,171)
Total partners' deficit	(74,938)	(72,454)
Total liabilities and partners' deficit	$119,758	$81,144

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Affiliate	$18,836	$24,472	$56,751	$72,949
Non-affiliate	1,318	1,298	5,315	4,546
Total revenues	20,154	25,770	62,066	77,495
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,216	7,283	19,314	23,586
General and administrative	949	1,109	3,054	3,689
Depreciation and amortization	991	1,120	2,747	3,406
Total operating expenses	8,156	9,512	25,115	30,681
Operating income	11,998	16,258	36,951	46,814
Other income (expense)
Interest income	21	21	61	61
Interest expense	(2,103)	(1,871)	(6,324)	(5,253)
Other	88	-	15	75
Total other expense	(1,994)	(1,850)	(6,248)	(5,117)
Income before income taxes and income (loss) from equity method investee	10,004	14,408	30,703	41,697
Income tax expense	(45)	(5)	(144)	(70)
Income (loss) from equity method investee	173	48	530	(82)
Net income	$10,132	$14,451	$31,089	$41,545

Net income attributable to partners' ownership interests:
General partner	$203	$289	$621	$831
Limited partners - common unitholders	9,929	10,726	30,468	24,015
Limited partners - subordinated unitholders	-	3,436	-	16,699

Earnings per limited partner unit (basic and diluted):
Common units	$0.43	$0.44	$1.32	$1.28
Subordinated units	$-	$0.46	$-	$1.28

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,138	24,403	23,125	18,780
Subordinated units	-	7,427	-	13,038

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$31,089	$41,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,747	3,406
Accretion	178	4
Amortization of debt issuance costs	610	453
Gain on the disposal of assets	(14)	-
Unit-based compensation	239	196
(Income) loss from equity method investee	(530)	82
Other	(19)	36
Changes in operating assets and liabilities:
Accounts receivable	763	1,908
Accounts receivable from affiliates	(3,415)	(508)
Prepaid expenses and other assets	(31)	319
Accounts payable and accrued liabilities	4,882	(1,417)
Accounts payable to affiliates	(276)	1,899
Operating lease liabilities and right-of-use assets	(97)	-
Other	33	34
Net cash provided by operating activities	36,159	47,957

Cash flows from investing activities:
Purchases of property and equipment	(62)	(1,233)
Proceeds from the disposal of property and equipment	136	11
Contributions to equity method investees	-	(1,425)
Net cash provided by (used in) investing activities	74	(2,647)

Cash flows from financing activities:
Payments of distributions	(33,818)	(46,302)
Proceeds from revolving credit facility	65,100	58,700
Payments on revolving credit facility	(67,100)	(57,600)
Payments of loan fees	-	(185)
Other	6	7
Net cash used in financing activities	(35,812)	(45,380)

Net change in cash and cash equivalents	421	(70)
Cash and cash equivalents, beginning of period	569	502
Cash and cash equivalents, end of period	$990	$432

Supplemental disclosures of cash flow
Cash paid for income taxes	$203	$124
Cash paid for interest	$5,700	$4,799
Capital expenditures in accounts payable	$116	$35

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

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Operating lease revenue related to minimum volume commitments is recognized on a straight-line basis over the term of the lease. Under the terms of the storage and throughput agreement with Green Plains Trade, to the extent shortfalls associated with minimum volume commitments in the previous four quarters continue to exist, volumes in excess of the minimum volume commitment are applied to those shortfalls. Remaining excess volumes generating operating lease revenue are recognized as incurred.

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

Revenue by Source

The following table disaggregates our revenue by major source for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Service revenues
Terminal services	$2,150	$2,132	$7,045	$6,912
Trucking and other	1,171	1,419	3,188	3,722
Railcar transportation services	-	29	-	82
Total service revenues	3,321	3,580	10,233	10,716
Leasing revenues (1)
Storage and throughput services	11,785	15,748	35,355	45,965
Railcar transportation services	5,005	6,127	16,129	19,698
Terminal services	43	315	349	1,116
Total leasing revenues	16,833	22,190	51,833	66,779
Total revenues	$20,154	$25,770	$62,066	$77,495

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

Major Customers

Revenue from Green Plains Trade Group was $18.8 million and $56.8 million for the three and nine months ended September 30, 2019, respectively, and $24.5 million and $72.9 million for the three and nine months ended September 30, 2018, respectively, which exceeds 10% of the partnership's total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three and nine months ended September 30, 2019 (in thousands):

Amount
Balance at January 1, 2019	$248
Revenue recognized included in beginning balance	(248)
Net additions	101
Balance at March 31, 2019	101
Revenue recognized included in beginning balance	(101)
Net additions	116
Balance at June 30, 2019	116
Revenue recognized included in beginning balance	(116)
Net additions	175
Balance at September 30, 2019	$175

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of September 30, 2019, in the subsequent quarter when the product is withdrawn from tank storage.

3. DEBT

Revolving Credit Facility

Green Plains Operating Company has a $200.0 million revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility matures on July 1, 2020, and as a result, was reclassified to current maturities of long-term debt during the three months ended September 30, 2019. The credit facility can be increased by an additional $20.0 million without the consent of the lenders. Advances under the credit facility, are subject to a floating interest rate based on the preceding fiscal quarter’s consolidated leverage ratio at a base rate plus 1.25% to 2.00% or LIBOR plus 2.25% to 3.00%. The unused portion of the credit facility is also subject to a commitment fee of 0.35% to 0.50%, depending on the preceding fiscal quarter’s consolidated leverage ratio.

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The revolving credit facility is guaranteed by the partnership, each of its existing subsidiaries, and any potential future domestic subsidiaries. As of September 30, 2019, the revolving credit facility had an average interest rate of 5.04%.

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

The partnership had $132.0 million and $134.0 million of borrowings outstanding under the revolving credit facility as of September 30, 2019, and December 31, 2018 respectively.

Qualified Low Income Community Investment Notes

In June 2013, Birmingham BioEnergy, a subsidiary of BlendStar, was a recipient of qualified low income community investment notes in conjunction with NMTC financing related to the Birmingham, Alabama terminal. Promissory notes payable totaling $10.0 million and a note receivable of $8.1 million were issued in connection with this transaction. The notes payable bear an interest rate of 1.0% per year and require quarterly interest only payments through December 31, 2019. Beginning in March 2020, the promissory notes payable and note receivable each require quarterly principal and interest payments. As of September 30, 2019, the partnership had a balance of $0.5 million in both short term notes receivable and current maturities of long term debt as it relates to these future receipts and payments. BlendStar retains the right to call the $8.1 million note receivable in June 2020, which would be correspondingly offset by forgiveness of the $8.1 million note payable. The promissory notes payable and note receivable will be fully amortized upon maturity in September 2031.

Income tax credits were generated for the lender, which the partnership has guaranteed over their statutory life of seven years in the event the credits are recaptured or reduced. At the time of the transaction, the income tax credits were valued at $5.0 million. The partnership has not established a liability in connection with the guarantee because it believes the likelihood of recapture or reduction is remote.

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

The partnership had $38 thousand and $75 thousand of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of September 30, 2019, and December 31, 2018, respectively.

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of September 30, 2019.

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

The non-vested unit-based activity for the nine months ended September 30, 2019, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2018	18,582	$16.96
Granted	22,856	14.00
Vested	(18,582)	16.96
Non-vested at September 30, 2019	22,856	$14.00	0.8

Compensation costs related to the unit-based awards of $81 thousand and $239 thousand were recognized during the three and nine months ended September 30, 2019, respectively. Compensation costs related to the unit-based awards of $76 thousand and $196 thousand were recognized during the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was $239 thousand of unrecognized compensation costs from unit-based compensation awards.

6. PARTNERS’ DEFICIT

Changes in partners’ deficit are as follows (in thousands):

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2018	$115,352	$(186,635)	$(1,171)	$(72,454)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,487)	(5,504)	(278)	(11,269)
Net income	5,014	5,029	205	10,248
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2019	114,958	(187,110)	(1,244)	(73,396)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,487)	(5,504)	(278)	(11,269)
Net income	5,240	5,256	213	10,709
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, June 30, 2019	114,790	(187,358)	(1,309)	(73,877)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,497)	(5,504)	(279)	(11,280)
Net income	4,961	4,968	203	10,132
Unit-based compensation, including general partner net contributions	81	-	6	87
Balance, September 30, 2019	$114,335	$(187,894)	$(1,379)	$(74,938)

	Limited Partners
	Common Units- Public	Common Units- Green Plains	Subordinated Units- Green Plains	General Partner	Total
Balance, December 31, 2017	$115,747	$(38,505)	$(139,376)	$(712)	$(62,846)
Quarterly cash distributions to unitholders ($0.470 per unit)	(5,420)	(2,063)	(7,468)	(355)	(15,306)
Net income	4,751	1,808	6,546	267	13,372
Unit-based compensation, including general partner net contributions	60	-	-	-	60
Balance, March 31, 2018	115,138	(38,760)	(140,298)	(800)	(64,720)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,478)	(2,085)	(7,548)	(383)	(15,494)
Net income	4,874	1,856	6,717	275	13,722
Unit-based compensation, including general partner net contributions	60	-	-	-	60
Balance, June 30, 2018	114,594	(38,989)	(141,129)	(908)	(66,432)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,487)	(2,085)	(7,547)	(383)	(15,502)
Net income	5,141	5,585	3,436	289	14,451
Unit-based compensation, including general partner net contributions	76	-	-	7	83
Conversion of subordinated units	-	(145,240)	145,240	-	-
Balance, September 30, 2018	$114,324	$(180,729)	$-	$(995)	$(67,400)

A roll forward of the number of common limited partner units outstanding is as follows:

	Common Units-	Common Units-
	Public	Green Plains	Total
Units, December 31, 2018	11,551,147	11,586,548	23,137,695
Units issued under the LTIP	22,856	-	22,856
Units, September 30, 2019	11,574,003	11,586,548	23,160,551

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

On August 9, 2019, the partnership distributed $11.3 million to unitholders of record as of August 2, 2019, related to the quarterly cash distribution of $0.475 per unit that was declared on July 18, 2019, for the quarter ended June 30, 2019.

On October 17, 2019, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $11.3 million, for the quarter ended September 30, 2019. The distribution is payable on November 8, 2019, to unitholders of record at the close of business on November 1, 2019.

The total cash distributions declared for the three and nine months ended September 30, 2019 and 2018, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General partner distributions	$226	$310	$677	$930
Incentive distributions	53	73	159	219
Total distributions to general partner	279	383	836	1,149

Limited partner common units - public	5,497	5,487	16,481	16,452
Limited partner common units - Green Plains	5,504	9,633	16,512	13,803
Limited partner subordinated units - Green Plains	-	-	-	15,095
Total distributions to limited partners	11,001	15,120	32,993	45,350
Total distributions declared	$11,280	$15,503	$33,829	$46,499

7. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units, and to subordinated units prior to the expiration of the subordination period, is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of September 30, 2019. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended September 30, 2019
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$11,001	$279	$11,280
Earnings less than distributions	(1,072)	(76)	(1,148)
Total net income	$9,929	$203	$10,132

Weighted-average units outstanding - basic and diluted	23,138

Earnings per limited partner unit - basic and diluted	$0.43

	Nine Months Ended September 30, 2019
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$32,993	$836	$33,829
Earnings less than distributions	(2,525)	(215)	(2,740)
Total net income	$30,468	$621	$31,089

Weighted-average units outstanding - basic and diluted	23,125

Earnings per limited partner unit - basic and diluted	$1.32

	Three Months Ended September 30, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units (1)	General Partner	Total
Net income:
Distributions declared	$15,120	$-	$383	$15,503
Earnings (less than) in excess of distributions	(4,394)	3,436	(94)	(1,052)
Total net income	$10,726	$3,436	$289	$14,451

Weighted-average units outstanding - basic and diluted	24,403	7,427

Earnings per limited partner unit - basic and diluted	$0.44	$0.46

	Nine Months Ended September 30, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units (1)	General Partner	Total
Net income:
Distributions declared	$30,255	$15,095	$1,149	$46,499
Earnings (less than) in excess of distributions	(6,240)	1,604	(318)	(4,954)
Total net income	$24,015	$16,699	$831	$41,545

Weighted-average units outstanding - basic and diluted	18,780	13,038

Earnings per limited partner unit - basic and diluted	$1.28	$1.28

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

9. COMMITMENTS AND CONTINGENCIES

Adoption of ASC 842

On January 1, 2019, the partnership adopted the amended guidance in ASC 842, Leases, and all related amendments (“new lease standard”) and applied it to all leases using the optional transition method which requires the amended guidance to be applied at the date of adoption. The standard does not require the guidance to be applied to the earliest comparative period presented in the financial statements. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new lease standard had a material impact on the partnership’s consolidated balance sheets, increasing total assets and total liabilities by $39.7 million upon adoption. It did not have a material impact on the consolidated statement of operations for the nine months ended September 30, 2019.

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

A lessee may elect not to apply the recognition requirements in the new lease standard for short-term leases. Instead, the lease payments may be recognized into profit or loss on a straight-line basis over the lease term. The partnership has elected to use this short-term lease exemption, and therefore will not record a lease liability or right-of-use asset for leases with a term of one year or less. The partnership had no short-term lease expense for the three and nine months ended September 30, 2019.

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 12.1 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease expense
Operating lease expense	$3,618	$11,903
Variable lease benefit (1)	(90)	(239)
Total lease expense	$3,528	$11,664

(1) Represents amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,502	$11,988

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,427	10,634

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	1,405	1,405

Supplemental balance sheet information related to operating leases is as follows:

September 30, 2019
Weighted average remaining lease term	4.4 years

Weighted average discount rate	5.19%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2019 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2019	$3,751
2020	14,300
2021	8,758
2022	7,209
2023	3,972
Thereafter	6,089
Total	$44,079
Less: Present value discount	(4,854)
Operating lease liabilities	$39,225

Aggregate minimum lease payments remaining under the operating lease agreements as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
2019	$14,180
2020	11,843
2021	6,842
2022	4,758
2023	1,164
Thereafter	4,028
Total	$42,815

Lease Revenue

The components of lease revenue are as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease revenue
Operating lease revenue	$16,981	$51,751
Variable lease revenue (1)	(259)	(457)
Sublease revenue	111	539
Total lease revenue	$16,833	$51,833

(1) Represents amounts delivered by Green Plains Trade and other customers in excess of various minimum volume commitments, as well as the difference between the contracted railcar volumetric capacity and the actual amount provided to Green Plains Trade during the period.

In accordance with the amended storage and throughput agreement, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement. While this agreement contains a provision stating that the rate could potentially increase above the $0.05 per gallon on the sixth anniversary of the effective date, the potential increase would be based on a percentage change in the Bureau of Labor Producer Price Index, which cannot be predicted at this time. The remaining lease term for this agreement is approximately 8.8 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05 per gallon for the remainder of 2019 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2019	$11,785
2020	47,140
2021	47,140
2022	47,140
2023	47,140
Thereafter	212,130
Total	$412,475

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is approximately 5.8 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2019 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2019	$5,179
2020	19,919
2021	12,460
2022	10,078
2023	4,409
Thereafter	1,862
Total	$53,907

The partnership provides terminal services and logistics solutions to certain customers under various terminal service agreements, some of which have minimum volume commitments. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment, or total actual throughput if in excess of the minimum volume commitment. The remaining lease terms for these agreements range from less than one year to approximately 5.9 years, some of which contain renewal options reasonably certain to be exercised. Minimum operating lease revenue for these terminals for the remainder of 2019 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2019	$49
2020	74
2021	74
2022	74
2023	74
Thereafter	123
Total	$468

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the three and nine months ended September 30, 2019 and 2018. Aggregate minimum payments under these agreements for the remainder of 2019 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2019	$168
2020	153
2021	157
2022	156
2023	-
Thereafter	-
Total	$634

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not party to any material litigation.

10. RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.8 million and $2.6 million for the three and nine months ended September 30, 2019, respectively, and $1.1 million and $3.5 million for the three and nine months ended September 30, 2018, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

•Terminal services agreement for the Birmingham, Alabama unit train terminal, originally expiring on December 31, 2019, extended to December 31, 2022; and

•Various other terminal services agreements for other fuel terminal facilities, each with Green Plains Trade.

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

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg of product per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward payments due on future volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time this option will expire. For the three months ended September 30, 2019, Green Plains Trade exceeded its minimum volume commitment and received a credit of $159 thousand related to prior deficiency payments charged by the partnership. The cumulative minimum volume deficiency credits available to Green Plains Trade as of September 30, 2019 totaled $7.4 million. These credits expire, if unused, as follows:

•$2.9 million, expiring on December 31, 2019;

•$4.0 million, expiring on March 31, 2020; and

•$0.5 million, expiring on June 30, 2020.

The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the three and nine months ended September 30, 2019, the average daily railcar volumetric capacity provided by the partnership was 77.0 mmg and 80.5 mmg, respectively, and the associated monthly fee was approximately $0.0212 and $0.0215 per gallon, respectively. During the three and nine months ended September 30, 2018, the average daily railcar volumetric capacity provided by the partnership was 98.2 mmg and 98.6 mmg, respectively, and the associated monthly fee was approximately $0.0209 and $0.0223 per gallon, respectively. The partnership’s leased railcar fleet consisted of approximately 2,690 and 3,500 railcars as of September 30, 2019 and 2018, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 3.1 mmg for both the three and nine months ended September 30, 2019. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

Under the existing Birmingham terminal services agreement, effective through December 31, 2019, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 2.8 mmg per month and pay associated throughput fees, as well as fees for ancillary services. Effective January 1, 2020, the minimum volume commitment will increase to 8.3 mmg per month. This increase in volume will be equally offset by a reduction in volume associated with the termination of a third party customer throughput agreement on December 31, 2019.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $16.6 million and $50.9 million for the three and nine months ended September 30, 2019, respectively, and $21.9 million and $65.7 million for the three and nine months ended September 30, 2018, respectively. The partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $2.2 million and $5.8 million for the nine months ended September 30, 2019, respectively, and $2.6 million and $7.2 million for the three and nine months ended September 30, 2018, respectively.

Cash Distributions

The partnership distributed $5.7 million and $17.3 million to Green Plains related to the quarterly cash distribution paid for the three and nine months ended September 30, 2019, respectively, and $10.0 million and $29.9 million for the three and nine months ended September 30, 2018, respectively.

Equity Method Investment

The partnership entered into a project management agreement with NLR Energy Logistics LLC, effective June 23, 2017, in which NLR provided the partnership a fixed monthly fee to coordinate and manage the development, design, and construction of the Little Rock, Arkansas unit train terminal. Construction of the terminal was completed during the first quarter of 2018. The partnership recognized no income during the three months ended September 30, 2018, and $75 thousand of other income during the nine months ended September 30, 2018, for these services. There was no income recognized for these services during the three and nine months ended September 30, 2019. In addition, the partnership recorded a receivable of $51 thousand for various expenses to be reimbursed by NLR as of September 30, 2019.

Other Related Party Revenues and Expenses

The partnership incurs expenses charged by a subsidiary of the parent for cleaning of its storage tanks. The partnership incurred tank cleaning expense of $12 thousand and $22 thousand for the three and nine months ended September 30, 2018. There were no tank cleaning expenses incurred for the three and nine months ended September 30, 2019.

11. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. Operations commenced at the beginning of the second quarter of 2018, and the first unit train was received in July 2018. As of September 30, 2019, the partnership's investment balance in the joint venture was $4.2 million.

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

Summarized Financial Information

The partnership reports its proportional share of equity method investee income (loss) on a one month lag in the consolidated statements of operations. The following table presents combined summarized statement of operations data of our equity method investee for the three and nine months ended August 31, 2019 and 2018 (amounts represent 100% of investee financial information in thousands, unaudited):

	Three Months Ended August 31,		Nine Months Ended August 31,
	2019	2018	2019	2018
Total revenues	$589	$365	$1,994	$365
Total operating expenses	243	269	934	529
Net income (loss)	$346	$96	$1,060	$(164)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2018 annual report. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results we expect for the full year.

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

Recent Developments

Rejection of Offer – JGP Energy Partners

On October 28, 2019, upon recommendation of the conflicts committee, we rejected our parent’s right of first offer related to the potential purchase of the Green Plains interest in the JGP Energy Partners’ Beaumont, Texas terminal.

Results of Operations

During the third quarter of 2019, our parent continued to experience a weak ethanol margin environment. Our parent’s operating strategy, including the operating cost savings initiative, is to increase utilization rates and efficiency while reducing operating expenses to achieve improved margins in the current environment. Capacity utilization increased from an average of 80.0% of capacity in the second quarter to 84.2% of capacity in the third quarter. Ethanol production was 238.5 mmg for the third quarter of 2019, compared with the contracted minimum volume commitment of 235.7 mmg per quarter. As a result, Green Plains Trade received a credit of $159 thousand related to prior deficiency payments we charged to them. The cumulative minimum volume deficiency credits available to Green Plains Trade as of September 30, 2019 totaled $7.4 million. These credits expire, if unused, as follows:

•$2.9 million, expiring on December 31, 2019;

•$4.0 million, expiring on March 31, 2020; and

•$0.5 million, expiring on June 30, 2020.

We have previously recognized the above credits as revenue, and as such, future volumes throughput by Green Plains Trade in excess of the minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and nine months ended September 30, 2019 and 2018 (unaudited, dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Reconciliations to Non-GAAP Financial Measures:
Net income	$10,132	$14,451	$31,089	$41,545
Interest expense	2,103	1,871	6,324	5,253
Income tax expense	45	5	144	70
Depreciation and amortization	991	1,120	2,747	3,406
MVC adjustments (1)	-	(747)	-	-
Transaction costs	-	6	-	288
Unit-based compensation expense	81	76	239	196
Gain on the disposal of assets	(87)	-	(14)	-
Proportional share of EBITDA adjustments of equity method investee (2)	44	45	153	45
Adjusted EBITDA	13,309	16,827	40,682	50,803
Interest paid or payable	(2,103)	(1,871)	(6,324)	(5,253)
Income taxes paid or payable	(45)	(4)	(141)	(68)
Maintenance capital expenditures	(62)	(35)	(62)	(50)
Distributable cash flow	$11,099	$14,917	$34,155	$45,432

Distributions declared (3)	$11,280	$15,503	$33,829	$46,499

Coverage ratio	0.98x	0.96x	1.01x	0.98x

(1) Adjustments related to the storage and throughput quarterly minimum volume commitments.

(2) Represents our proportional share of depreciation and amortization of our equity method investee.

(3) Distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three and nine months ended September 30, 2019 and 2018.

Selected financial information for the three and nine months ended September 30, 2019 and 2018, is as follows (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Var.	2019	2018	% Var.
Revenues
Storage and throughput services	$11,785	$15,748	(25.2)%	$35,355	$45,965	(23.1)%
Railcar transportation services	5,005	6,156	(18.7)	16,129	19,780	(18.5)
Terminal services	2,193	2,447	(10.4)	7,394	8,028	(7.9)
Trucking and other	1,171	1,419	(17.5)	3,188	3,722	(14.3)
Total revenues	20,154	25,770	(21.8)	62,066	77,495	(19.9)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,216	7,283	(14.7)	19,314	23,586	(18.1)
General and administrative	949	1,109	(14.4)	3,054	3,689	(17.2)
Depreciation and amortization	991	1,120	(11.5)	2,747	3,406	(19.3)
Total operating expenses	8,156	9,512	(14.3)	25,115	30,681	(18.1)
Operating income	$11,998	$16,258	(26.2)%	$36,951	$46,814	(21.1)%

Selected operating data for the three and nine months ended September 30, 2019 and 2018, is as follows (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Var.	2019	2018	% Var.
Product volumes (mmg)
Storage and throughput services	238.9	314.1	(23.9)%	619.7	926.7	(33.1)%

Terminal services:
Affiliate	31.8	35.2	(9.7)	86.4	101.3	(14.7)
Non-affiliate	26.3	28.1	(6.4)	79.1	90.7	(12.8)
	58.1	63.3	(8.2)	165.5	192.0	(13.8)

Railcar capacity billed (daily avg.)	77.0	98.2	(21.6)	80.5	98.6	(18.4)

Three Months Ended September 30, 2019, Compared with the Three Months Ended September 30, 2018

Consolidated revenues decreased $5.6 million for the three months ended September 30, 2019, compared with the same period for 2018. Storage and throughput revenue decreased $4.0 million primarily due to a decrease in throughput volumes as a result of our parent’s sale of the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018. Revenues generated from rail transportation services decreased $1.1 million primarily due to the reduction in volumetric capacity provided as a result of the assignment of railcar operating leases to Valero in the fourth quarter of 2018. Terminal services revenue decreased $0.3 million as a result of reduced throughput volume by Green Plains Trade, and third parties, at our terminals. Trucking and other revenue decreased $0.2 million primarily due to a reduction in volumes transported for Green Plains Trade, partially offset by an increase in volumes transported for third party customers.

Operations and maintenance expenses decreased $1.1 million for the three months ended September 30, 2019, compared with the same period for 2018, primarily due to lower railcar lease expense as a result of the assignment of railcar leases to Valero in the fourth quarter of 2018, as well as a reduction in unloading fees at our terminals.

General and administrative expenses decreased $0.2 million for the three months ended September 30, 2019, compared with the same period for 2018, primarily due to a reduction in expenses allocated by our parent under the secondment agreement.

Distributable cash flow decreased $3.8 million for the three months ended September 30, 2019, compared with the same period for 2018, primarily due to lower net income as a result of the sale of our parent’s Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018.

Nine Months Ended September 30, 2019, Compared with the Nine Months Ended September 30, 2018

Consolidated revenues decreased $15.4 million for the nine months ended September 30, 2019, compared with the same period for 2018. Storage and throughput revenue decreased $10.6 million primarily due to a decrease in throughput volumes as a result of our parent’s sale of the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018, and lower utilization rates across the remaining platform. Revenues generated from rail transportation services decreased $3.7 million primarily due to the reduction in volumetric capacity provided as a result of the assignment of railcar operating leases to Valero in the fourth quarter of 2018. Terminal services revenue decreased $0.6 million as a result of reduced throughput volume by Green Plains Trade, and third parties, at our terminals. Trucking and other revenue decreased $0.5 million primarily due to a reduction in volumes transported for Green Plains Trade, partially offset by an increase in volumes transported for third party customers.

Operations and maintenance expenses decreased $4.3 million for the nine months ended September 30, 2019, compared with the same period for 2018, primarily due to lower railcar lease expense as a result of the assignment of railcar leases to Valero in the fourth quarter of 2018, as well as a reduction in unloading fees, wages, and repair and maintenance expenses.

General and administrative expenses decreased $0.6 million for the nine months ended September 30, 2019, compared with the same period for 2018, primarily due to a reduction in accounting and transaction fees, as well as expenses allocated by our parent under the secondment agreement.

Depreciation and amortization expenses decreased $0.7 million for the nine months ended September 30, 2019, compared with the same period for 2018, due to a decrease in depreciation of $0.5 million as a result of the sale of storage assets adjacent to the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018, as well as a $0.2 million decrease in amortization associated with railcar asset retirement obligations.

Distributable cash flow decreased $11.3 million for the nine months ended September 30, 2019, compared with the same period for 2018 primarily due to lower net income as a result of the sale of our parent’s Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018. In addition, interest expense increased by $1.1 million primarily due to higher average interest rates.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.02 million barrels per day during the third quarter of 2019, which was 4% lower than the 1.06 million barrels for the third quarter of last year. Refiner and blender input volume increased 1% to 941 thousand barrels per day for the third quarter of 2019, compared with 932 thousand barrels per day for the same quarter last year. Gasoline demand for the third quarter of 2019 increased slightly by 7 thousand barrels per day, or 0.1% compared to the same quarter last year. U.S. domestic ethanol ending stocks decreased by approximately 0.2 million barrels, or 1%, to 23.2 million barrels for the third quarter of 2019. At the end of May 2019, the EPA finalized regulatory changes to apply the 1 pound per square inch Reid Vapor Pressure (RVP) waiver that currently applies to E10 during the summer months so that it applies to E15 as well. This removes a significant barrier to wider sales of E15 in the summer months, thus expanding the market for ethanol in transportation fuel. As of September 30, 2019, there were approximately 1,970 retail stations selling E15 in 30 states, up from 1,700 at the beginning of the year, according to Growth Energy.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through August 31, 2019 were approximately 1.00 bg, down 13% from 1.15 bg for the same period of 2018. Brazil remained the largest export destination for U.S. ethanol, which accounted for 25% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. In a resolution published August 31, 2019, Brazil raised the annual import quota to 750 million liters, or 198 million gallons per year from the expiring 600 million-liter limit. The final resolution awaits approval of the Brazilian government. In addition, Canada, India, South Korea, and the Philippines accounted for 21%, 13%, 6%, and 5%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. There continues to be negotiations between the U.S. and China with no certainty of when a trade agreement may be reached.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar remained at approximately 13 cents per pound during the third quarter of 2019. We currently estimate that net ethanol exports will reach between 1.4 billion gallons and 1.5 billion gallons in 2019 based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Various bills have been discussed in the House and Senate which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, or make it more difficult to sell fuel blends with higher levels of ethanol. However, we believe it is unlikely that any of these bills would become law in a divided Congress. In addition, the manner in which the EPA administers the RFS can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying our fuel supply, and reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve further growth in U.S. market share. Congress first enacted Corporate Average Fuel Economy (CAFE) in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. It provides a 54% efficiency bonus to flexible-fuel vehicles, which can operate on ethanol blends up to E85.

Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, even though it exceeds the Reid Vapor Pressure limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 expanding it beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in an action filed in Federal District Court for the DC Circuit. However, the One-Pound Waiver is in effect, and for the first time ever E15 was legally sold to all vehicles model year 2001 and newer during the 2019 summer driving season.

When the RFS II was passed in 2007 and rulemaking finalized in October 2010, the required volume of conventional renewable fuel to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015. In November 2018, the EPA announced it would maintain the 15.0 billion gallon mandate for conventional ethanol in 2019. On July 5, 2019, the EPA released their annual proposal for RFS volumes, which included 15.0 billion gallons for conventional renewable fuel in 2020. On October 15, 2019, the EPA issued a supplemental proposal for RFS volumes, seeking additional comment on projecting the volume of fuels to be exempted by small refinery exemptions and including those volumes in the annual calculation. These proposals are expected to be finalized by the end of the year.

The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment. According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. While conventional ethanol maintained 15 billion gallons, 2019 was the second year that the total proposed RVOs were more than 20% below statutory volumes levels. Thus, the EPA Administrator has directed his staff to initiate a reset rulemaking, wherein the EPA will modify statutory volumes through 2022, based on the same factors used to set the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development.

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

The EPA can, in consultation with the Department of Energy, waive the obligation for individual refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, the refineries must have total throughput of under 75,000 barrels per day and state their case for an exemption in an application to the EPA for each compliance year.

The EPA waived the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons of renewable fuels. They also waived the obligation for 35 of 37 applicants for compliance year 2017, totaling 1.82 billion gallons of renewable fuels. They waived the obligation for 31 of 42 applicants for compliance year 2018, totaling 1.43 billion gallons of renewable fuels. These waivers effectively reduced the annual RVO by that amount, since the EPA has not accounted for the lost gallons by reallocating them to other obligated parties.

The resulting surplus of RINs in the market brought values down significantly to under $0.20. Since higher RIN values help to make higher blends of ethanol more cost competitive at the pump, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and other higher blends of ethanol. It is reasonable to assume there will be 30-40 waiver applications submitted for compliance year 2019, which, if handled as in years past, could represent approximately 1.5 to 2 billion gallons of renewable fuels.

Biofuels groups and biofuels opposition groups each have filed lawsuits related to RFS II. In addition to the E15 litigation discussed previously, biofuels groups have filed in the U.S. Federal District Court for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. Biofuel opposition groups have filed also in the DC Circuit, with such action consolidated with similar cases, to review the EPA’s 2018 RVO rulemaking. Biofuel groups have filed an action in the DC Circuit to compel the EPA to produce information under the Freedom of Information Act related to small refinery exemptions. Certain biofuel groups have further filed suit in the Tenth Circuit Court of Appeals challenging small refinery exemptions. Numerous other suits on related RFS II matters are also pending, namely involving RVOs and small refinery exemptions.

On October 4, 2019 the White House announced that they would start accounting for gallons lost to refinery exemptions in annual RVO rulemakings, beginning with a supplemental rule to the 2020 RVO which is due to be finalized before the end of 2019. They propose to add into the formula for the RVO a rolling average of the past three years’ waived gallons, so when additional waivers are granted, the total volume of renewable fuels required remains largely intact. This directive will also eliminate barriers to adoption of E15 and higher blends, including labeling changes and allowing E15 to be sold through E10 infrastructure.

In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 million gallons. As a result, the Court remanded to the EPA to make up for the 500 million gallons. Despite this, in the proposed 2020 RVO rulemaking released in July 2019, the EPA stated it does not intend to make up the 500 million gallons as the court directed, citing potential burden on obligated parties. It is anticipated that additional litigation will ensue from this matter.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during fiscal year 2018 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan will lead to increased imports of U.S. ethanol in the near term. Our parent’s exports also face tariffs, rate quotas, countervailing duties, and other hurdles in Brazil, the European Union, India, Peru, and elsewhere, which limits the ability to compete in some markets.

In Brazil, the Secretary of Foreign Trade issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter in September 2017. The initial ruling was valid for two years; however, it was extended at the end of August 2019 for an additional year. On an annual basis, Brazil will now allow into the country 750 million duty free liters distributed on a quarterly basis as follows: September to November 100 million liters, December to February 100 million liters, March to May 275 million liters and June to August 275 million liters.

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by ten lawsuits, of which five cases were dismissed. The five remaining cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. U.S. ethanol exports to Mexico totaled 29.4 mmg in 2018.

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

At September 30, 2019, we had $1.0 million of cash and cash equivalents and $68.0 million available under our revolving credit facility.

Net cash provided by operating activities was $36.2 million for the nine months ended September 30, 2019, compared with $48.0 million for the nine months ended September 30, 2018. The decrease in cash flows from operating activities resulted primarily from a decrease in net income of $10.5 million as a result of the sale of the storage assets and the assignment of railcar operating leases associated with the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018. Net cash provided by investing activities was $0.1 million for the nine months ended September 30, 2019, compared with $2.6 million of cash used in investing activities for the nine months ended September 30, 2018, for the expansion of our truck and tanker fleet and equity method investee contributions made to NLR. Net cash used in financing activities was $35.8 million for the nine months ended September 30, 2019, compared with $45.4 million for the nine months ended September 30, 2018. The decrease in cash used in financing activities was due to a $12.5 million reduction in cash distributions as a result of the retirement of units in the fourth quarter of 2018 and a $0.2 million decrease in loan fee payments, offset by a $3.1 million decrease in net borrowings.

We incurred capital expenditures of $0.2 million for the nine months ended September 30, 2019. We do not anticipate significant capital spending for the remainder of 2019.

We did not make any equity method investee contributions related to the NLR joint venture for the nine months ended September 30, 2019, and we do not anticipate making significant equity contributions to NLR for the remainder of 2019.

Revolving Credit Facility

Green Plains Operating Company has a $200.0 million secured revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. We intend to renew the revolving credit facility or replace it with another line of credit on or before the expiration date. The facility can be increased by up to $20.0 million without the consent of the lenders. At September 30, 2019, the outstanding principal balance was $132.0 million with an average interest rate of 5.04%.

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

On August 9, 2019, the partnership distributed $11.3 million to unitholders of record as of August 2, 2019, related to the quarterly cash distribution of $0.475 per unit that was declared on July 18, 2019, for the quarter ended June 30, 2019.

On October 17, 2019, the board of directors of the general partner declared a quarterly cash distribution of $0.475 per unit, or approximately $11.3 million, for the quarter ended September 30, 2019. The distribution is payable on November 8, 2019, to unitholders of record at the close of business on November 1, 2019.

Contractual Obligations

Our contractual obligations as of September 30, 2019, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$140,100	$132,498	$1,346	$1,373	$4,883
Interest and fees on debt obligations (2)	5,873	5,344	173	140	216
Operating leases (3)	44,079	14,436	17,553	7,445	4,645
Service agreements (4)	634	321	313	-	-
Other (5)	4,305	210	1,513	1,286	1,296
Total contractual obligations	$194,991	$152,809	$20,898	$10,244	$11,040

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

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates. At September 30, 2019, we had $132.0 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $665 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Our revolving credit facility includes restrictions that may limit our ability to finance future operations, meet our capital needs or expand our business. In addition, our revolving credit facility matures on July 1, 2020 and we may not be able to renew, extend or replace the expiring facility. If we fail to comply with covenants in our revolving credit facility or if the facility is terminated, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to pay cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility or in any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to pay cash distributions to our unitholders. For example, our revolving credit facility restricts our ability to, among other things:

•make certain cash distributions;

•incur certain indebtedness;

•create certain liens;

•make certain investments;

•merge or sell certain of our assets; and

•expand the nature of our business.

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
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2019, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: November 7, 2019	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ G. Patrich Simpkins Jr.
G. Patrich Simpkins Jr.
Chief Financial Officer
(Principal Financial Officer)