Form 10-K
period 2019-12-31
Green Plains Partners LP
filed 2020-02-20
CIK 1635650

F

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

☐ Yes ☒ No

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2019, based upon the last sale price of the common units on such date, was approximately $321.8 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.

As of February 13, 2020, the registrant had 23,160,551 common units outstanding.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this annual report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Birmingham BioEnergy	Birmingham BioEnergy Partners LLC, a subsidiary of BlendStar LLC
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Green Plains Ethanol Storage	Green Plains Ethanol Storage LLC
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
MLP predecessor	BlendStar LLC and its subsidiaries, and the assets, liabilities and results of operations of the ethanol storage and leased railcar assets contributed by Green Plains
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings; the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
BNSF	BNSF Railway Company
CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
CAMEX	Brazil Chamber of Foreign Trade
Clean Water Act	Water Pollution Control Act of 1972
CSX	CSX Transportation, Inc.
D.C.	District of Columbia
DOT	U.S. Department of Transportation
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EISA	Energy Independence and Security Act of 2007, as amended
EPA	U.S. Environmental Protection Agency
EVWR	Evansville Western Railway, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
FRA	Federal Railroad Administration
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
IRA	Individual retirement account
IRS	Internal Revenue Service
JOBS Act	Jumpstart Our Business Startups Act of 2012
KCS	Kansas City Southern Railway Company
LCFS	Low Carbon Fuel Standard
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
Mmgy	Million gallons per year
MTBE	Methyl tertiary-butyl ether

Nasdaq	The Nasdaq Global Market
NEO	Named executive officer
NMTC	New Markets Tax Credits
OSHA	U.S. Occupational Safety and Health Administration
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
PHMSA	Pipeline and Hazardous Materials Safety Administration
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
Securities Act	Securities Act of 1933
SEC	Securities and Exchange Commission
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

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

As of December 31, 2019, our parent owns a 49.0% limited partner interest in us, consisting of 11,586,548 common units, a 2.0% general partner interest and all of our incentive distribution rights. The public owns the remaining 49.0% limited partner interest. The following diagram depicts our simplified organizational structure at December 31, 2019:

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

Our ethanol storage tanks have combined storage capacity of 31.9 mmg and aggregate throughput capacity sufficient to support our parent’s annual production capacity of 1,123 mmgy. For the year ended December 31, 2019, our parent operated its ethanol production facilities at an average daily production capacity of approximately 76.2%, resulting in ethanol production of 856.6 mmgy. The following table presents additional ethanol production plant details by location:

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

Terminal and Distribution Services. We own and operate seven fuel terminals in Alabama, Arkansas, Louisiana, Mississippi, Kentucky and Oklahoma with combined total storage capacity of approximately 7.3 mmg and access to major rail lines. We also own approximately five acres of land and lease approximately 18 acres of land where our fuel terminals are located. Ethanol and other products are transported to our terminals primarily by rail, and shipped from our terminals by truck to third parties, including refiners, blenders and other obligated and non-obligated parties. For the year ended December 31, 2019, the aggregate throughput at these facilities was approximately 220.9 mmg.

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

Transportation and Delivery. Ethanol deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads or barge delivery to national or international ports. Our railcar volumetric capacity is used to transport product primarily from our ethanol storage facilities and third-party production facilities to other fuel terminals, including our own, international export terminals and refineries located throughout the United States. In the fourth quarter of 2018, we assigned certain railcar operating leases associated with the ethanol plants in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero. Currently, our leased railcar fleet consists of approximately 2,630 railcars with an aggregate capacity of 78.9 mmg. We expect our railcar volumetric capacity to fluctuate over the normal course of business as our existing railcar leases expire and we enter into or acquire new railcar leases.

We also own and operate a fleet of 19 trucks and tankers that transport ethanol and other products.

Segments

Our operations consist of one reportable segment and are conducted solely in the U.S. See Item 8 - Financial Statements and Supplementary Data for financial information about our operations and assets.

Our Relationship with Green Plains

Our parent is a diversified commodity processor with operations related to ethanol production, grain handling and storage, and commodity marketing and logistics services. The company is one of the largest ethanol producers in North America with 13 operating dry mill plants, with the capacity to produce approximately 1.1 billion gallons of ethanol per year.

We benefit significantly from our relationship with our parent. Our assets are the principal method of storing and delivering the ethanol our parent produces. Our commercial agreements with Green Plains Trade account for a substantial portion of our revenues.

Our parent has a majority interest in us through the ownership of our general partner and a 49.0% limited partner interest, as well as all of our incentive distribution rights. We believe our parent will continue to support the successful execution of our business strategies given its significant ownership in us and the importance of our assets to Green Plains’ operations.

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

Storage and Throughput Agreement. Under our storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum of 235.7 mmg of product per calendar quarter at our storage facilities. In addition, Green Plains Trade is obligated to pay $0.05 per gallon on all volume it throughputs associated with the agreement. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, we will charge Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire.

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

Terminal Services Agreement. Under our terminal services agreement for the Birmingham facility, effective through December 31, 2019, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 2.8 mmg per month of ethanol and other fuels, equivalent to 33.2 mmgy, and pay associated throughput fees, as well as fees for ancillary services. Effective January 1, 2020, the agreement was amended to increase the minimum volume commitment to 8.3 mmg per month, which will be equally offset by a reduction in volume associated with the termination of a throughput agreement with a third party customer on December 31, 2019. This amendment was reviewed and approved by the conflicts committee. The agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 90 days prior to the end of the remaining primary or renewal term. Several of our other terminal services agreements with Green Plains Trade also contain minimum volume commitments with various remaining terms.

Rail Transportation Service Agreement. Under our rail transportation services agreement, as amended, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade, to nominated delivery points, and pay an average monthly fee of approximately $0.0229 per gallon for all railcar volumetric capacity provided over the remaining life of the agreement. The minimum railcar capacity commitment we provide to Green Plains Trade for our leased railcar fleet is currently 78.9 mmg and the weighted average remaining term of all railcar lease agreements is 3.1 years. At December 31, 2019, the remaining term of our rail transportation services agreement was 5.5 years. The rail transportation services agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 360 days prior to the end of the remaining primary or renewal term.

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

Trucking Transportation Agreement. Under our trucking transportation agreement, Green Plains Trade pays us to transport ethanol and other fuels by truck from identified receipt points to various delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate amount of product volume transported in a calendar month multiplied by the applicable rate for each truck lane, which is defined as a specific route between point of origin and point of destination. Rates for each truck lane are negotiated based on product, location, mileage and other factors, including competitive factors. At December 31, 2019, the remaining term of our trucking transportation agreement was five months. The trucking transportation agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 30 days prior to the end of the remaining primary or renewal term.

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

Advantageous Relationship with Our Parent. Our assets are the principal method of storing and delivering the ethanol our parent produces, and the related agreements with Green Plains Trade include minimum volume or take-or-pay capacity commitments. Furthermore, as owner of a 49.0% limited partner interest in us and our general partner interest, as well as all of our incentive distribution rights, our parent directly benefits from our growth, which provides an incentive to pursue projects that directly or indirectly enhance the value of our business and assets. This can be accomplished through organic expansion, accretive acquisitions or the development of downstream distribution services. Under the omnibus agreement, we have the right of first offer, which expires June 30, 2020, on any (1) ethanol storage or terminal assets that our parent may acquire or construct in the future, (2) fuel storage and terminal facilities that our parent may acquire or construct in the future, and (3) ethanol and fuel transportation assets that our parent currently owns or may acquire in the future, if our parent decides to sell any such assets.

Quality Assets. Our portfolio of assets has an expected remaining weighted average useful life of approximately 14 years. Our ethanol storage and fuel terminal assets are strategically located in fourteen states near major rail lines and barge service, which minimizes our exposure to weather-related downtime and transportation congestion and enables access to markets across the United States. Given the nature of our assets, we expect to incur only modest maintenance-related expenses and capital expenditures in the near future.

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

Grow Organically. We intend to collaborate with our parent and other potential third parties to identify opportunities to develop and construct assets that provide us long-term returns on our investments. Plant expansion that increases our parent’s production capacity also potentially increases the annual throughput volumes at our facilities. Capital expenditures associated with expansion are minimal since our ethanol storage facilities have available capacity to accommodate volume growth.

Acquire Strategic Assets. We intend to pursue strategic acquisitions independently and jointly with our parent to grow our business. While not recently acquisitive, our parent has a proven history of identifying, acquiring and integrating assets that are accretive to its business. Under the omnibus agreement, we have a right of first offer, which expires June 30, 2020, on any (1) ethanol storage or terminal assets that our parent may acquire or construct in the future, (2) fuel storage and terminal facilities that our parent may acquire or construct in the future, and (3) ethanol and fuel transportation assets that our parent currently owns or may acquire in the future, if our parent decides to sell any such assets. In addition, we intend to continually monitor the marketplace to identify and pursue assets that complement or diversify our existing operations, including fuel storage and terminal assets in close proximity to our existing asset base.

Development of Downstream Distribution Services. We intend to continue to use our logistical capabilities and expertise to further develop downstream ethanol distribution services that leverage the strategic locations of our ethanol storage and fuel terminal facilities.

Conduct Safe, Reliable and Efficient Operations. We are committed to maintaining safe, reliable and environmentally compliant operations and conduct routine inspections of our assets in accordance with applicable laws and regulations. We seek to improve our operating performance through preventive maintenance, employee training, and safety and development programs.

Recent Developments

The following is a summary of our significant developments during 2019. Additional information about these items can be found elsewhere in this report or in previous reports filed with the SEC.

Rejection of Offer – JGP Energy Partners

On October 28, 2019, upon recommendation of the conflicts committee, we rejected our parent’s offer related to the potential purchase of the Green Plains interest in the JGP Energy Partners’ Beaumont, Texas terminal.

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

Major Customer

We are highly dependent on Green Plains Trade and anticipate deriving a substantial portion of our revenues from them in the foreseeable future. Revenues from Green Plains Trade totaled approximately $75.5 million, or 91.7%, $94.3 million, or 93.6%, and $100.8 million, or 94.2% of our total revenues, during the years ended December 31, 2019, 2018 and 2017, respectively. Accordingly, we are indirectly subject to the business risks of Green Plains Trade and any development that materially and adversely affects its operations, financial condition or market reputation. For additional information, please refer to Item 1A - Risk Factors—Risks Related to Our Business and Industry and Risks Related to an Investment in Us.

Regulatory Matters

Government Ethanol Programs and Policies

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may affect the volume of ethanol and other fuels we handle. In the United States, the federal government mandates the use of renewable fuels under the RFS II. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to blend into the fuel supply each year based on their percentage of total fuel sales. The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment.

The RFS II has been a driving factor in the growth of ethanol usage in the United States. When the RFS II was established in 2010, the required volume of “conventional” corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On December 19, 2019, the EPA announced the final 2020 RVO for conventional ethanol, which met the 15.0-billion-gallon congressional target.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total proposed RVO was more than 20% below statutory volumes levels. Thus, the EPA was expected to initiate a “reset” rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, on December 19, 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020.

Under the RFS II, obligated parties use RINs to show compliance with the RFS II mandated volumes. RINs are created by renewable fuel producers and are detached when the renewable fuel is blended into the transportation fuel supply. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions of obligated parties. Higher RIN prices generally encourage more ethanol blending.

Under the RFS II, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a waiver of their portion of the annual RVO requirements. The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 million gallons of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values have declined significantly.

Biofuels groups have filed a lawsuit in the Court of Appeals for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This was the first RFS II rulemaking since the expanded use of the exemptions came to light, however the EPA had declined to cap the number of waivers it grants and until late 2019 had declined to alter how it accounts for the retroactive waivers in its annual volume calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The EPA’s recent approach accomplished the opposite. Even if all the obligated parties complied with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel would not meet the total volume requirements set by the EPA. This undermines Congressional intent to increase the consumption of renewable fuels in the domestic transportation fuel supply. Biofuels groups have argued the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

In a supplemental rulemaking to the 2020 RVO rule, the EPA changed their approach, and for the first time are accounting for the gallons they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they are adding in the trailing three year average of gallons the Department of Energy recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Though the EPA has often disregarded the recommendations of the Department of Energy in years past, they stated in the rule their intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, but have indicated they will adhere to Department of Energy recommendations for the 2019 compliance year applications as well, which should be adjudicated in the first half of 2020.

On January 24, 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s grant of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. It is expected the decision will be appealed to the U.S. Supreme Court. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation.

On January 29, 2020, the President signed into law the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA. The pact maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. As of the date of this filing, Mexico has ratified the pact and the Canadian Parliament is widely expected to do the same.

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

Our parent’s ethanol production plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. In 2010, the EPA released its final regulations on the RFS II. Our parent believes that these final regulations grandfather its ethanol production plants at their current authorized capacity, though expansion of its ethanol production plants may need to meet a threshold of a 20% reduction in greenhouse gas, or GHG, emissions from a 2005 baseline measurement for the ethanol over current capacity to be eligible for the RFS II mandate.

Separately, CARB has adopted a LCFS which took effect in 2013, requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels. Several states, municipalities and regions of the country are considering using a LCFS approach to reduce carbon emissions from the transportation sector. Federal policy has been proposed that would phase out the use of liquid fuels entirely in an effort to reach net-zero carbon emissions as a nation.

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

Risks Related to Our Business and Industry

We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay quarterly distributions to our unitholders.

We may not generate sufficient cash flows each quarter to enable us to pay quarterly distributions. We do not have a legal obligation to pay any distribution except to the extent we have available cash as defined in our partnership agreement. The amount of cash we can distribute on our units depends on the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on:

•the volume of ethanol and other fuels we handle;

•the fees associated with the volumes and capacity we handle;

•payments associated with the minimum commitments under our commercial agreements with Green Plains Trade;

•timely payments by Green Plains Trade and other third parties; and

•prevailing economic conditions.

The cash we have available for distribution also depends on other factors, some of which are beyond our control, including:

•the amount of our operating expenses and general and administrative expenses, including reimbursements to our general partner in respect of those expenses;

•our capital expenditures;

•the cost of acquisitions and organic growth projects;

•our debt service requirements and other liabilities;

•fluctuations in our working capital needs;

•our ability to borrow funds and access capital markets;

•restrictions contained in our revolving credit facility and other debt service requirements;

•the cash reserves established by our general partner; and

•other business risks affecting our cash levels.

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

We have a storage and throughput agreement and two transportation services agreements with Green Plains Trade, which have been amended from time to time. Green Plains Trade’s obligations under such commercial agreements are guaranteed by our parent. Additionally, we assumed all of BlendStar’s terminal services agreements with Green Plains Trade. The services we provide under commercial agreements with Green Plains Trade account for a substantial portion of our revenues for the foreseeable future. Therefore, we are subject to risk of nonpayment or nonperformance by Green Plains Trade and our parent under the commercial agreements. Any event, whether related to our operations or otherwise, that materially and adversely affects Green Plains Trade’s or our parent’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the following operational and business risks of our parent and its subsidiaries (including Green Plains Trade), among others:

•the price volatility of corn, natural gas, ethanol, distillers grains, corn oil, crude oil, and cattle and our parent’s ability to manage the spread among the prices for such commodities;

•our parent’s risk management strategies, including hedging transactions that may limit its effectiveness and expose it to other risks;

•Green Plains Trade’s liquidity could be materially and adversely affected if third parties are unable to make payments for their sales;

•the ethanol industry’s dependency on government usage mandates for blending ethanol with gasoline which influences ethanol production and ethanol prices;

•our parent’s indebtedness may limit its ability to obtain additional financing, and our parent may also face difficulties complying with the terms of its debt agreements;

•covenants and events of default in our parent’s debt agreements could limit its ability to undertake certain types of transactions and adversely affect its liquidity;

•our parent has capital needs and planned and unplanned maintenance expenses for which its internally generated cash flows and other sources of liquidity may not be adequate;

•the dangers inherent in our parent’s operations could cause disruptions and could expose our parent to potentially significant losses, costs or liabilities;

•environmental risks, incidents and violations that could give rise to material remediation costs, fines and other liabilities;

•our parent may incur significant costs to comply with state and federal environmental, economic, health and safety, energy and other laws, policies and regulations and any changes in those laws, policies and regulations;

•our parent could incur substantial costs or disruptions in its business if it cannot obtain or maintain necessary permits and authorizations on favorable terms;

•a material decrease in the supply of corn available to our parent’s ethanol production plants could significantly reduce its production levels;

•competition in the ethanol industry is intense, and an increase in competition in the areas in which our parent’s ethanol is sold, or an increase in foreign ethanol production, could adversely affect our parent’s sales and profitability;

•demand for ethanol is uncertain and may be affected by changes to federal mandates, public perception, consumer acceptance and overall consumer demand for transportation fuel which would affect our parent’s results of operations;

•increased federal support of cellulosic ethanol may result in reduced competitiveness of our parent’s corn-derived ethanol production;

•replacement technologies under development may result in the obsolescence of corn-derived ethanol or our parent’s process systems which would materially impact our parent’s operations, cash flow and financial position;

•severe weather, including earthquakes, floods, fire and other natural disasters, could cause damage to our parent’s ethanol production plants, disrupt our parent’s operations or interrupt the supply of our parent’s corn supply for its ethanol production plants and our parent’s ability to distribute ethanol;

•Green Plains Trade could incur substantial penalties if it inadvertently traded or trades ethanol with invalid RINs;

•our parent could incur substantial costs in order to generate or obtain the necessary number of RINs credits in connection with mandates to blend renewable fuels into the petroleum fuels produced and sold in the United States;

•our parent may be required to provide remedies for the delivery of off-specification ethanol, distillers grains or corn oil;

•our parent’s insurance policies do not cover all losses, costs or liabilities that our parent may experience;

•our parent could be subject to damages based on claims brought by its customers or lose customers as a result of a failure of its products to meet certain quality specifications;

•the loss by our parent of any of its key personnel;

•terrorist attacks, threats of war or actual war; and

•cyber-attacks or failure of our parent’s internal computer network and applications to operate as designed.

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

As defined in each of our commercial agreements, force majeure events include any acts or occurrences that prevent services from being performed under the applicable commercial agreement, such as:

•federal, state, county, or municipal orders, rules, legislation, or regulations;

•acts of God, including fires, floods, storms, earthquakes or other severe weather events;

•compliance with orders of courts or any governmental authorities;

•explosions, wars, terrorist acts or riots;

•strikes, lockouts or other industrial disturbances; and

•events or circumstances similar to those above (including disruption of service provided by third parties) that prevent a party’s ability to perform its obligations under the agreement, to the extent that such events or circumstances are beyond the party’s reasonable control.

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

Ethanol production, storage, transportation and marketing is highly competitive. In the United States, our parent competes with farmer cooperatives, corn processors and refiners. Our parent is among the five largest producers in the United States that have combined capacity of 7.1 bgy, or 42% of all domestic production as of December 31, 2019. Nearly half of the 209 ethanol plants in the United States are stand-alone entities that produce 5.8 billion gallons, or 34% of all domestic production. If our parent’s competitors consolidate or otherwise grow, our parent’s business may be significantly and adversely affected. There is also risk of foreign competition. Foreign producers, including Brazil, which is the second largest ethanol producer in the world, may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than our parent.

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

The revolving credit facility matures on July 1, 2020. We intend to renew and extend the revolving credit facility prior to its maturity. However, we may not be able to renew the revolving credit facility with the same or similar terms, which could have a material and adverse impact on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Neither our parent nor Green Plains Trade is obligated to use our services with respect to volumes or volumetric capacity of ethanol or other fuels in excess of the applicable minimum commitment under the respective commercial agreements. Furthermore, we may be unable to renew or extend our commercial agreements with Green Plains Trade or renew them on favorable terms.

Our ability to distribute a quarterly distribution to our unitholders will be adversely affected if we do not receive, store, transfer, transport or deliver additional volumes or use volumetric capacity for Green Plains Trade or other third parties at our ethanol storage facilities, at our fuel terminal facilities or on our railcars.

In addition, the remaining term of Green Plains Trade’s obligations under each agreement extends for approximately 8.5 years in the case of the storage and throughput agreement, 5.5 years in the case of the rail transportation services agreement, 3.0 years in the case of the terminal services agreements that provide for minimum commitments, and five months in the case of the trucking transportation agreement. If, at the end of the remaining primary term, our parent and Green Plains Trade elect not to extend these agreements and, as a result, fail to use our assets and we are unable to generate additional revenues from third parties, our ability to pay cash distributions to our unitholders will be reduced. Furthermore, any renewal of the commercial agreements with Green Plains Trade may not be on favorable commercial terms. For example, depending on prevailing market conditions at the time of contract renewal, Green Plains Trade may desire to enter into contracts under different fee arrangements. To the extent we are unable to renew the commercial agreements with Green Plains Trade on terms that are favorable to us, our revenue and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Green Plains Trade’s minimum take-or-pay capacity commitment under the rail transportation services agreement will be reduced proportionately as our railcar leases expire if we do not enter into new rail transportation services agreements.

We lease our fleet of railcars from several lessors pursuant to lease agreements with remaining terms ranging from less than one year to approximately five years with a weighted average remaining term of 3.1 years. As our railcar lease agreements expire, the respective volumetric capacity of those expired leases will no longer be subject to the rail transportation services agreement, and Green Plains Trade’s minimum take-or-pay capacity commitment will be reduced proportionately. Of our current leased railcar fleet, 18.9%, 17.7%, 20.2% and 30.8% of the railcar volumetric capacity have terms that expire in the years ended December 31, 2020, 2021, 2022 and 2023, respectively, or approximately 87.6% of our total current railcar volumetric capacity during that time frame. If at the end of the terms under the lease agreements, we do not enter into new commercial arrangements with respect to rail transportation services, our revenues and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Railcars used to transport ethanol and other fuels will need to be retrofitted or replaced to meet new rail safety standards.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. On May 1, 2015, the DOT, through PHMSA and FRA, and in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains.” The rule calls for an enhanced tank car standard known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule for retrofitting or replacing older tank cars carrying crude oil and ethanol. The rule also establishes new braking standards that are intended to reduce the severity of accidents and the so-called “pile-up effect.” Under prescribed circumstances, new operational protocols apply including reduced speed, routing requirements and local government notifications. In addition, persons that offer hazardous material for transportation must develop more accurate classification protocols. These regulations will result in upgrades or replacements of our railcars, and may have an adverse effect on our operations as lease costs for railcars may increase over the long term. The deadline for compliance with DOT specification 117 is May 1, 2023. As of December 31, 2019, approximately 30% of our 2,630 railcars were DOT 117 compliant.

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

If the United States were to withdraw from or materially modify certain international trade agreements, our business, financial condition and results of operations could be materially adversely affected.

Ethanol and other products that our parent produces are exported to Canada, Mexico, Brazil, China and other countries. The current administration has expressed antipathy towards many existing international trade agreements, and has significantly increased tariffs on goods imported into the United States from many countries, which in turn has led to retaliatory actions on US exports. The current trade situation, the outcome of trade negotiations or lack thereof, has had and/or may continue to have a material effect on our parent’s, and consequently our, business, financial condition and results of operations.

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

•inaccurate assumptions about revenues and costs, including synergies;

•an inability to integrate successfully the businesses or assets we acquire;

•the assumption of unknown liabilities;

•limitations on rights to indemnity from the seller;

•inaccurate assumptions about the overall costs of equity or debt financing;

•the diversion of management’s attention from other business concerns;

•unforeseen difficulties operating in new product areas or new geographic areas; and

•customer or key employee losses at the acquired businesses.

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

Under our omnibus agreement, we are granted a right of first offer, which expires June 30, 2020, on any (1) ethanol storage or terminal assets that our parent may acquire or construct in the future, (2) fuel storage or terminal facilities that our parent may acquire or construct in the future, and (3) ethanol and fuel transportation assets that our parent currently owns or may acquire in the future, before selling or transferring any of those assets to any third party. We do not have a current agreement with our parent to purchase any currently owned assets covered by our right of first offer. The consummation and timing of any future acquisitions of these assets will depend upon, among other things, our parent’s willingness to sell such assets, our ability to negotiate acceptable purchase agreements and commercial agreements with respect to the assets and our ability to obtain financing on acceptable terms. We can offer no assurance that we will be able to successfully consummate any future acquisitions pursuant to our right of first offer. In addition, certain of the assets may require substantial capital expenditures in order to maintain compliance with applicable regulatory requirements or otherwise make them suitable for our commercial needs. For these or a variety of other reasons, we may decide not to exercise our right of first offer if and when any assets are offered for sale. Our decision will not be subject to unitholder approval.

We can provide no assurance that we will be able to consummate any future acquisitions of assets from our parent through our expiring right of first offer. If we are unable to do so, our future growth and ability to increase distributions may be limited. Even if we do consummate such acquisitions that we believe will be accretive, they may in fact result in a decrease in our distributable cash flow per unit as a result of incorrect assumptions, unforeseen consequences, or other external events beyond our control.

Future events could result in impairment of long-lived assets, goodwill, or equity method investments, which may result in charges that adversely affect our results of operations.

Long-lived assets, including property and equipment and operating lease right-of-use assets, as well as goodwill and equity method investments, are evaluated for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Our impairment evaluations are sensitive to changes in key assumptions used in our analysis and may require use of financial estimates of future cash flows. Application of alternative assumptions could produce significantly different results. We may be required to recognize impairments based on future economic factors such as unfavorable changes in estimated future undiscounted cash flows.

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

Our future level of debt could have important consequences to us, including, but not limited to, the following:

•our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on favorable terms;

•our funds available for operations, future business opportunities and distributions to our unitholders will be reduced by that portion of our cash flow required to service our debt;

•we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•our flexibility in responding to changing business and economic conditions may be limited.

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

In the past, our parent has received waivers from its lenders for failure to meet certain financial covenants and has amended its loan agreements to change these covenants. In the event our parent is unable to comply with these covenants in the future, our parent cannot provide assurance that it will be able to obtain the necessary waivers or amend its loan agreements to prevent default. Under our parent’s convertible senior notes, default on any loan in excess of $20.0 million could result in the notes being declared due and payable.

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

Borrowings under our revolving credit facility currently bear interest at LIBOR plus 2.25% to 3.00%. The revolving credit facility will mature on July 1, 2020. We intend to renew and extend the revolving credit facility prior to its maturity; however, we have no guarantee that this will occur. If we make any borrowings in the future, our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be materially adversely affected by significant increases in interest rates.

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

Our parent’s ethanol production plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. On February 3, 2010, the EPA released its final regulations on the RFS II. These final regulations grandfather many of our parent’s ethanol production plants at their current authorized capacity, and its other plants have met the efficient producer status under EPA’s pathway petition program.

Separately, CARB has adopted a LCFS, and numerous other states and regions are evaluating similar lifecycle greenhouse gas regulations which may have an adverse impact on the market for corn-based ethanol in those markets.

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

While many trade groups, academics and government agencies support ethanol as a fuel additive that promotes a cleaner environment, others claim ethanol production consumes considerably more energy, emits more greenhouse gases than other fuels and depletes water resources. While we do not agree, some studies suggest ethanol produced from corn is less efficient than ethanol produced from switch grass or wheat grain. Others claim corn-based ethanol negatively impacts consumers by causing the prices of meat and other food derived from corn-consuming livestock to increase. Ethanol critics also contend the industry redirects corn supplies from international food markets to domestic fuel markets, and contributes to land use change domestically and abroad.

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

Demand for ethanol is also affected by overall demand for transportation fuel, which is affected by cost, number of miles traveled and vehicle fuel economy. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely behind the fall season due to holiday travel. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. Additionally, factors such as over-supply of ethanol, which has been the case for some time, could continue to negatively impact our parent’s business. Reduced demand for ethanol may depress the value of our parent’s products, erode its margins, and reduce our parent’s, and consequently our, ability to generate revenue or operate profitably.

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

Environmental, social and corporate governance matters and uncertainty regarding regulation of such matters may increase our operating costs, impact our capital markets, and potentially reduce the value of our assets.

The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of greenhouse gases such as carbon dioxide and methane. While climate change legislation in the U.S. is unlikely in the next several years, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of greenhouse gases. Several states have already adopted measures requiring reduction of greenhouse gases within state boundaries. Other states have elected to participate in voluntary regional cap-and-trade programs. Any significant legislative changes at the international, national, state or local levels could increase the cost of production for our parent and could materially reduce the value of our assets.

Apart from governmental regulation, some investment banks based both domestically and internationally have announced that they have adopted environmental, social and corporate governance guidelines (ESG). There have also been efforts in recent years affecting the investment community, including investment advisers, sovereign wealth funds, public pension funds, universities and other groups, promoting the divestment of fossil fuel equities, and encouraging the consideration of ESG practices of companies in a manner that could negatively affect us. The impact of such efforts may adversely affect the demand for and price of securities issued by us, and impact our access to the capital and financial markets.

Further, it is believed by some that climate change itself may cause more extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our operations and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which any potential climate change may lead to increased weather hazards affecting our operations.

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

Our parent owns and controls our general partner and appoints all of the directors of our general partner. Some of the directors and all of the executive officers of our general partner are also directors or officers of our parent. Although our general partner has a duty to manage us in a manner it believes to be in our best interests, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, our parent. Conflicts of interest may arise between our general partner and its affiliates, including our parent and Green Plains Trade, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates, including our parent and Green Plains Trade, over the interests of our unitholders. These conflicts include, among others, the following situations:

•neither our partnership agreement nor any other agreement requires our parent to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by our parent, which also controls Green Plains Trade, to increase or decrease their ethanol production, shutdown or reconfigure its ethanol facilities, enter into commercial agreements with us, undertake acquisition opportunities for itself, or pursue and grow particular markets. Our parent’s directors and officers have a fiduciary duty to make these decisions in the best interests of our parent and its stockholders, which may be contrary to our interests and those of our unitholders;

•our parent may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests;

•our parent has an economic incentive to cause us not to seek higher storage and service fees, even if such fees would reflect fees that could be obtained in arm’s-length, third-party transactions, because Green Plains Trade, an indirect subsidiary of our parent, is our primary customer;

•our general partner determines the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities, and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders;

•our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions;

•our general partner determines which costs incurred by it are reimbursable by us;

•our partnership agreement permits us to distribute up to $40.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our incentive distribution rights;

•our general partner is allowed to consider the interests of parties other than us in exercising certain rights under our partnership agreement;

•our partnership agreement replaces the duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty;

•except in limited circumstances, our general partner has the power and authority to conduct our business and transfer its incentive distribution rights without unitholder approval;

•our general partner determines the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our general partner, and the amount of adjusted operating surplus generated in any given period;

•our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80% of the common units;

•our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our commercial agreements with its subsidiary, Green Plains Trade;

•our general partner decides whether to retain separate counsel, accountants or others to perform services for us; and

•our general partner, as the holder of our incentive distribution rights, may elect to cause us to issue common units to it in connection with a resetting of target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the board of directors of our general partner or our unitholders. This election may result in lower distributions to our unitholders in certain situations.

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

As permitted by Delaware law, our partnership agreement contains provisions that eliminate the fiduciary standards that our general partner would otherwise be held to by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise, free of any duties to us and our unitholders. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Examples of decisions that our general partner may make in its individual capacity include:

•how to allocate business opportunities among us and its other affiliates;

•whether to exercise its call rights;

•how to exercise its voting rights with respect to the units it owns;

•whether to exercise its registration rights;

•whether to elect to reset target distribution levels;

•whether or not to consent to any merger or consolidation of the partnership or amendment to the partnership agreement; and

•whether or not the general partner should elect to seek the approval of the conflicts committee or the unitholders, or neither, of any conflicted transaction.

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

Our partnership agreement contains provisions that restrict the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that:

•whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and is not subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity;

•our general partner does not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith;

•our general partner and its officers and directors are not liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful; and

•our general partner is not in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is:

oapproved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval;

oapproved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates; or

ootherwise meets the standards set forth in our partnership agreement.

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

If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three business days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return, or may receive a negative return, on their investment. Our unitholders may also incur a tax liability upon a sale of their common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. Our parent owns an aggregate of approximately 50.4% of our outstanding common units (excluding any common units owned by directors, director nominees and executive officers of our general partner or of Green Plains) and therefore is currently unable to exercise the call right.

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

Our unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner. Our parent owns approximately 50.4% of our total outstanding and equivalent common units on an aggregate basis (excluding any common units owned by directors, director nominees and executive officers of our general partner or of Green Plains).

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

Our partnership agreement does not limit the number of additional limited partner interests or general partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units, general partner interests or other equity securities of equal or senior rank to our common units as to distributions or in liquidation or that have special voting rights or other rights, have the following effects:

•each unitholder’s proportionate ownership interest in us will decrease;

•the amount of distributable cash flow on each unit may decrease;

•because the amount payable to holders of incentive distribution rights is based on a percentage of the total distributable cash flow, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same;

•the ratio of taxable income to distributions may increase;

•the relative voting strength of each previously outstanding unit may be diminished;

•the claims of the common unitholders to our assets in the event of our liquidation may be subordinated; and

•the market price of the common units may decline.

The issuance by us of additional general partner interests may have the following effects, among others, if such general partner interests are issued to a person that is not an affiliate of our parent:

•management of our business may no longer reside solely with our current general partner; and

•affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to send business opportunities to us.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we own assets and conduct business throughout much of the United States. Our unitholders could be liable for any and all of our obligations as if they were a general partner if:

•a court or government agency determines that we were conducting business in a state but had not complied with that particular state’s partnership statute; or

•unitholder rights to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

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

As of December 31, 2019, there are 11,574,003 publicly traded common units. In addition, our parent owns 11,586,548 common units, representing an aggregate 49.0% limited partner interest in us. Our unitholders may not be able to resell their common units at or above their purchase price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units.

The market price of our common units may decline below current levels. The market price of our common units may also be influenced by many factors, some of which are beyond our control, including:

•our operating and financial performance;

•quarterly variations in our financial indicators, such as net earnings (loss) per unit, net earnings (loss) and revenues;

•the amount of distributions we make and our earnings or those of other companies in our industry or other publicly traded partnerships;

•the loss of our parent or one of its subsidiaries, such as Green Plains Trade, as a customer;

•events affecting the business and operations of our parent;

•announcements by us or our competitors of significant contracts or acquisitions;

•changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;

•speculation in the press or investment community;

•changes in accounting standards, policies, guidance, interpretations or principles;

•additions or departures of key management personnel;

•actions by our unitholders;

•general market conditions, including fluctuations in commodity prices;

•domestic and international economic, legal and regulatory factors related to our performance;

•future sales of our common units by us or our other unitholders, or the perception that such sales may occur; and

•other factors described in this report under Item 1A – Risk Factors.

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

Pursuant to the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 because we are an emerging growth company. However, commencing on the last day of our fiscal year ending December 31, 2020, the partnership will no longer qualify as an emerging growth company.

We are required to disclose changes made in our internal control over financial reporting on a quarterly basis, and we are required to assess the effectiveness of our controls annually. However, since we are an emerging growth company under the JOBS Act, we have taken advantage of certain exemptions from various requirements that are applicable to other public companies that are not emerging growth companies, including not being required to provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, and reduced disclosure obligations regarding executive compensation in our periodic reports. We cannot predict if investors will find our common units less attractive because we relied on these exemptions. If some investors find our common units less attractive as a result, there may be a less active trading market for our common units, and our trading price may be more volatile.

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

Commencing on the last day of our fiscal year ending December 31, 2020, the partnership will no longer qualify as an emerging growth company under Section 404. As a result, our independent registered public accounting firm will be required to evaluate, test and issue an audit report on the effectiveness of our internal control over financial reporting. Even if we conclude that our internal controls over financial reporting are effective, once our independent registered public accounting firm is required to attest to our assessment in 2020, they may decline to attest or may issue a report that is qualified if they are not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if they interpret the relevant requirements differently from us.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, which was a maximum of 35% at December 31, 2017, decreasing to 21% on January 1, 2018, the level at which it remains, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the distributable cash flow to our unitholders. Therefore, if we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units.

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

As part of the Bipartisan Budget Act of 2015, legislation was passed requiring large partnerships to pay federal tax deficiencies. A tax assessment paid by the partnership would reduce distributable cash flow available to unitholders, potentially for tax assessments related to years in which they did not own partnership units. The new rules were effective for taxable years beginning after December 31, 2017.

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

Changes to U.S. tax laws, including the Tax Cuts and Jobs Act of 2017, could have an adverse effect on our unitholders.

The Tax Cuts and Jobs Act was signed into law on December 22, 2017, effective on January 1, 2018. Among other provisions, the law reduced the federal statutory corporate income tax rate from 35% to 21%. In addition, the new law provided for the simplification and reform of individual income tax rates, enhancement of the standard deduction, and the repeal of personal exemptions. Changes to U.S. tax laws may impact our unitholders, depending upon their unique facts and circumstances, and as such we cannot determine whether they will have a positive or negative affect on our unitholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 26, 2015, our common units began trading under the symbol “GPP” on Nasdaq. On July 1, 2015, we completed our IPO of 11,500,000 common units, representing limited partner interests, for $15.00 per common unit. The requirements under the partnership agreement for the conversion of all of the outstanding subordinated units into common units were satisfied upon the payment of the distribution with respect to the quarter ended June 30, 2018. Accordingly, the subordination period ended on August 13, 2018, the first business day after the date of the distribution payment, and all of the 15,889,642 outstanding subordinated units were converted into common units on a one-for-one basis. Our parent currently owns 11,586,548 common units, constituting a 49.0% limited partner ownership interest in us.

Holders of Record

We had six holders of record of our common units as of February 13, 2020, one of which holds 11,527,856 of the outstanding common units held by the public, including those held in street name.

Cash Distribution Policy

For each calendar quarter commencing with the quarter ended September 30, 2015, the partnership agreement requires us to distribute all available cash, as defined, to our partners within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. For additional information on our cash distribution policy, please refer to Note 11 – Partners’ Deficit to the consolidated financial statements in this report.

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

Item 6. Selected Financial Data.

The statement of operations data for the years ended December 31, 2019, 2018 and 2017, and the balance sheet data as of December 31, 2019 and 2018, are derived from our audited consolidated financial statements and should be read together with the accompanying notes included elsewhere in this report.

The statement of operations data for the years ended December 31, 2016 and 2015, and the balance sheet data as of December 31, 2017, 2016 and 2015, are derived from our audited consolidated financial statements that are not included in this report, which describe a number of matters that materially affect the comparability of the periods presented.

Our results of operations are not comparable to periods prior to our IPO on July 1, 2015, when the storage and transportation agreements between us and Green Plains Trade became effective. Results of operations for the six months ended June 30, 2015, include the activities of BlendStar, which provided terminal and trucking services for our parent as well as third parties. The ethanol storage and leased railcar assets contributed by our parent are recognized at historical cost and reflected retroactively in the six months ended June 30, 2015, along with related expenses, such as depreciation, amortization and railcar lease expenses. There were no revenues related to these assets reflected in the consolidated financial statements for the six months ended June 30, 2015.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015*
Statement of Operations Data:
(in thousands, except per unit information)
Revenues	$82,387	$100,748	$106,993	$103,772	$50,937
Operating expenses (1)	33,154	37,845	42,835	44,281	38,543
Operating income	49,233	62,903	64,158	59,491	12,394
Other expense	(8,215)	(7,107)	(5,171)	(2,462)	(295)
Net income	41,479	55,681	58,867	56,805	16,108
Net loss attributable to MLP predecessor	-	-	-	-	(6,628)
Net loss attributable to sponsor	-	-	-	-	(273)
Net income attributable to the partnership	41,479	55,681	58,867	56,805	23,009

Earnings per limited partner unit (basic and diluted):
Common units	$1.76	$1.81	$1.81	$1.75	$0.71
Subordinated units	$-	$1.71	$1.81	$1.75	$0.71

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,129	20,950	15,916	15,904	15,897
Subordinated units	-	9,752	15,890	15,890	15,890

Distribution declared per unit	$1.9000	$1.9000	$1.8200	$1.6650	$0.8025

(1) Includes consideration received of $2.7 million for the assignment of railcar operating leases to Valero in the fourth quarter of 2018.

*Recast to include historical balances of net assets acquired in a transfer between entities under common control.

	December 31,
	2019	2018	2017	2016	2015*
Balance Sheet Data (in thousands):
Cash and cash equivalents	$261	$569	$502	$622	$16,385
Current assets	17,429	16,616	21,634	22,275	33,919
Total assets	105,653	81,144	92,268	93,776	95,777
Current liabilities	155,812	8,188	16,058	17,303	13,603
Long-term debt	-	142,025	134,875	136,927	7,879
Total liabilities	181,400	153,598	155,114	157,942	23,967
Partners' (deficit) capital	(75,747)	(72,454)	(62,846)	(64,166)	71,810

*Recast to include historical balances of net assets acquired in a transfer between entities under common control.

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization, plus adjustments for transaction costs related to acquisitions or financing transactions, unit-based compensation expense, net gains or losses on asset sales and our proportional share of EBITDA adjustments of our equity method investee. Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, income taxes paid or payable, maintenance capital expenditures and our proportional share of distributable cash flow adjustments of our equity method investee.

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

The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods presented and a reconciliation of net income to distributable cash flow (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Reconciliations to Non-GAAP Financial Measures:
Net income	$41,479	$55,681	$58,867
Interest expense	8,310	7,307	5,402
Income tax expense	220	101	109
Depreciation and amortization	3,441	4,442	5,111
Transaction costs	-	805	-
Unit-based compensation expense	319	277	219
Gain on the disposal of assets	(14)	-	-
Proportional share of EBITDA adjustments of equity method investee (1)	196	80	-
Gain on assignment of operating leases (2)	-	(2,721)	-
Adjusted EBITDA	53,951	65,972	69,708
Interest paid or payable	(8,310)	(7,307)	(5,402)
Income taxes paid or payable	(238)	(101)	(89)
Maintenance capital expenditures	(94)	(50)	(184)
Distributable cash flow	$45,309	$58,514	$64,033

Distributions declared (3)	$45,109	$57,767	$59,124

Coverage ratio	1.00x	1.01x	1.08x

(1) Represents our proportional share of depreciation and amortization of our equity method investee.

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

Our profitability is dependent on the volume of ethanol and other fuels handled at our facilities and the amount of railcar volumetric capacity we are able to provide. Our long-term, fee-based commercial agreements generate stable, predictable cash flows supported by minimum volume or take-or-pay capacity commitments.

Information about our business, properties and strategy can be found under Item 1 – Business and a description of our risk factors can be found under Item 1A – Risk Factors.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.03 million barrels per day in 2019, which was 1.7% lower than the 1.05 million barrels per day in 2018. Refiner and blender input volume increased 1% to 921 thousand barrels per day for 2019, compared with 914 thousand barrels per day in 2018. Gasoline demand increased 27 thousand barrels per day, or 0.3% in 2019. U.S. domestic ethanol ending stocks decreased by approximately 2.1 million barrels, or 9%, year over year to 21.0 million barrels. At the end of May 2019, the EPA finalized regulatory changes to apply the 1 pound per square inch Reid Vapor Pressure (RVP) waiver that currently applies to E10 during the summer months so that it applies to E15 as well. This removes a significant barrier to wider sales of E15 in the summer months, thus expanding the market for ethanol in transportation fuel. As of December 31, 2019, there were approximately 2,080 retail stations selling E15 in 30 states, up from 1,700 at the beginning of the year, according to Growth Energy.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through November 30, 2019 were approximately 1.32 bg, down 15% from 1.56 bg for the same period of 2018. Brazil remained the largest export destination for U.S. ethanol, which accounted for 23% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. In a resolution published August 31, 2019, Brazil raised the annual import quota to 750 million liters, or 198 million gallons per year from the expiring 600 million-liter limit. The final resolution awaits approval of the Brazilian government. In addition, Canada, India, South Korea, and the Philippines accounted for 23%, 12%, 7%, and 5%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. In January 2020, China and the United States agreed to certain trade agreements, the impact of which on ethanol are yet to be determined.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 12 cents per pound during 2019. We currently estimate that net ethanol exports will reach approximately 1.5 billion gallons in 2020, excluding any potential exports to China, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Various bills have been discussed in the House and Senate which would eliminate the RFS II entirely, eliminate the corn based ethanol portion of the mandate, or make it more difficult to sell fuel blends with higher levels of ethanol. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS II can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

Federal mandates supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying our fuel supply, and reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve further growth in U.S. market share. Congress first enacted CAFE in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks.

Flexible-fuel vehicles (FFVs), which are designed to run on a mixture of fuels, including higher blends of ethanol such as E85, receive preferential treatment in the form of CAFE credits. There are approximately 21 million FFVs on the road in the U.S. today, 16 million of which are light duty trucks. FFV credits have been decreasing since 2014 and will be completely phased out in 2020. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, which has the potential to slow the growth of E85 markets.

Another important factor is a waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, even though it exceeds the Reid Vapor Pressure limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15. This allows E15 to be sold year round to all vehicles model year 2001 and newer. This rule is being challenged in an action filed in Federal District Court for the DC Circuit. However, the One-Pound Waiver is in effect, and for the first time ever, E15 was legally sold to all vehicles model year 2001 and newer during the summer driving season of June 1 to September 15, 2019.

The RFS II has been a driving factor in the growth of ethanol usage in the United States. When the RFS II was established in 2010, the required volume of “conventional” corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On December 19, 2019, the EPA announced the final 2020 RVO for conventional ethanol, which met the 15.0-billion-gallon congressional target.

The EPA has the authority to waive the mandates, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment. According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total proposed RVO was more than 20% below statutory volumes levels. Thus, the EPA was expected to initiate a “reset” rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, on December 19, 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020.

The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

Under the RFS II, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the Department of Energy and the Department of Agriculture, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 million gallons of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values have declined significantly.

Biofuels groups have filed a lawsuit in the Court of Appeals for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This was the first RFS II rulemaking since the expanded use of the exemptions came to light; however, the EPA had declined to cap the number of waivers it grants, and until late 2019, had declined to alter how it accounts for the retroactive waivers in its annual volume calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The EPA’s recent approach accomplished the opposite. Even if all the obligated parties complied with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel would not meet the total volume requirements set by the EPA. This undermines Congressional intent to increase the consumption of renewable fuels in the domestic transportation fuel supply. Biofuels groups have argued the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

In a supplemental rulemaking to the 2020 RVO rule, the EPA changed their approach, and for the first time are accounting for the gallons they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they are adding in the trailing three year average of gallons the Department of Energy recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Though the EPA has often disregarded the recommendations of the Department of Energy in years past, they stated in the rule their intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, but have indicated they will adhere to Department of Energy recommendations for the 2019 compliance year applications as well, which should be adjudicated in early 2020. There were 21 applications pending as of this filing.

On January 24, 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s grant of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. It is expected the decision will be appealed to the U.S. Supreme Court. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation.

The White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure.

In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 million gallons. As a result, the Court remanded to the EPA to make up for the 500 million gallons. Despite this, in the proposed 2020 RVO rulemaking released in July 2019, the EPA stated it does not intend to make up the 500 million gallons as the court directed, citing potential burden on obligated parties. The EPA has indicated that it plans to address this court ordered remand in early 2020.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they are to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021.

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

Our parent’s exports also face tariffs, rate quotas, countervailing duties, and other hurdles in the European Union, India, Peru, and elsewhere, which limits the ability to compete in some markets.

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. The remaining four cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180 day period the maximum ethanol blend allowed in the country would revert to 5.8%. There is an effort underway to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. U.S. ethanol exports to Mexico totaled 29.4 mmg in 2018 and 29.8 mmg in 2019.

On January 29, 2020, the President signed into law the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA. The pact maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. As of the date of this filing, Mexico has ratified the pact and the Canadian Parliament is widely expected to do the same.

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

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. On May 1, 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The deadline for compliance with DOT specification 117 is May 1, 2023. The rule may increase our lease costs for railcars over the long term. Additionally, existing railcars may be out of service for a period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations and have commenced transition of our fleet to DOT 117 compliant railcars. As of December 31, 2019, approximately 30% of our railcar fleet was DOT 117 compliant. We anticipate that an additional 20% of our railcar fleet will be DOT 117 compliant by the end of 2020, and that our entire fleet will be fully compliant by 2023.

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

Our parent’s operating margins influence its production levels, which in turn affects the volume of ethanol we store, throughput and transport. During periods of commodity price variability or compressed margins, our parent may slow down or temporarily idle operations at certain ethanol plants. Slowing production increases the ethanol yield per bushel of corn, optimizing cash flow in lower margin environments. In 2019, our parent’s ethanol facilities ran at approximately 76.2% of their daily average capacity, largely due to the low margin environment during the year driven by higher domestic ethanol supplies resulting from weak refiner and blender input volume.

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

Adjusted EBITDA and Distributable Cash Flow

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization excluding the amortization of right-of-use assets and debt issuance costs, plus adjustments for transaction costs related to acquisitions or financing transactions, unit-based compensation expense, net gains or losses on asset sales, and our proportional share of EBITDA adjustments of our equity method investee.

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

Components of Revenues and Expenses

Revenues. Our revenues consist primarily of fee-based commercial agreements for receiving, storing, transferring and transporting ethanol and other fuels.

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

Income (Loss) from Equity Method Investee. Income (loss) from equity method investee consists of the income or loss associated with our 50% ownership in the NLR joint venture.

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

Results of Operations

Comparability of our Financial Results

The following summarizes certain events that affect the comparability of our operating results over the course of the past three years:

•On November 15, 2018, our parent closed on the sale of three of its ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan to Valero. Correspondingly, the storage assets located adjacent to such plants were sold to our parent for $120.9 million. As consideration, we received from our parent 8.7 million Green Plains units and a portion of the general partner interest equating to 0.2 million equivalent limited partner units to maintain the general partner’s 2% interest. These units were retired upon receipt. In addition, we also received cash consideration of $2.7 million from Valero for the assignment of certain railcar operating leases.

•On November 15, 2018, our parent announced the permanent closure of its ethanol plant located in Hopewell, Virginia. The closure did not affect our quarterly storage and throughput minimum volume commitment with Green Plains Trade or the current transload operations at that location.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2018, compared to the year ended December 31, 2017, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our website under the "Financials & Filings” subsection of the Investors section at www.greenplainspartners.com.

Selected Financial Information and Operating Data

The following table reflects selected financial information (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues
Storage and throughput services	$47,140	$59,290	$62,443
Rail transportation services	21,265	26,055	29,939
Terminal services	9,664	10,498	11,309
Trucking and other	4,318	4,905	3,302
Total revenues	82,387	100,748	106,993
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	25,658	30,866	33,501
General and administrative	4,055	5,258	4,223
Depreciation and amortization	3,441	4,442	5,111
Gain on assignment of operating leases	-	(2,721)	-
Total operating expenses	33,154	37,845	42,835
Operating income	$49,233	$62,903	$64,158

The following table reflects selected operating data (in mmg, except railcar capacity billed):

	Year Ended December 31,
	2019	2018	2017
Product volumes
Storage and throughput services	859.8	1,134.7	1,248.9

Terminal services:
Affiliate	114.9	133.7	161.5
Non-affiliate	106.0	116.2	131.8
	220.9	249.9	293.3

Railcar capacity billed (daily avg. mmg)	79.8	96.9	93.5

Year Ended December 31, 2019, Compared with the Year Ended December 31, 2018

Revenues

Consolidated revenues decreased $18.4 million for the year ended December 31, 2019, compared with the year ended December 31, 2018. Storage and throughput revenues decreased $12.1 million primarily due to a decrease in throughput volumes as a result of our parent’s sale of the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018. Revenues generated from rail transportation services decreased $4.8 million primarily due to the reduction in volumetric capacity provided as a result of the assignment of railcar operating leases to Valero in the fourth quarter of 2018. Terminal services revenue decreased $0.8 million as a result of reduced throughput volume at our terminals. Trucking and other revenues decreased $0.6 million primarily due to a reduction in volumes transported for Green Plains Trade, partially offset by an increase in volumes transported for third party customers.

Operations and Maintenance Expenses

Operations and maintenance expenses decreased $5.2 million in 2019 compared with 2018, primarily due to a decrease in railcar lease expense of $3.8 million as a result of the assignment of railcar leases to Valero in the fourth quarter of 2018. In addition, expenses allocated by our parent under the secondment agreement decreased $0.8 million, unloading fees at our terminals decreased $0.4 million, and repair and maintenance expenses decreased $0.2 million.

General and Administrative Expenses

General and administrative expenses decreased $1.2 million in 2019 compared with 2018, primarily due to a decrease in accounting and professional fees of $0.6 million, and a decrease in expenses allocated by our parent under the secondment agreement of $0.6 million.

Interest Expense

Interest expense increased $1.0 million in 2019 compared with 2018, primarily due to higher borrowing rates.

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

Distributions to Unitholders

The partnership agreement requires us to distribute all available cash, as defined, to our partners within 45 days after the end of each calendar quarter. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. The partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements that we are a party to, or to provide funds for future distributions to partners. These cash reserves affect the amount of distributions to our unitholders. The amount of distributions paid under our cash distribution policy and the decision to pay any distribution will be determined by our general partner, taking into consideration the terms of the partnership agreement. For more information, see Note 11 – Partners’ Deficit to the consolidated financial statements in this report.

The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2019	January 16, 2020	January 31, 2020	February 7, 2020	$0.4750
September 30, 2019	October 17, 2019	November 1, 2019	November 8, 2019	0.4750
June 30, 2019	July 18, 2019	August 2, 2019	August 9, 2019	0.4750
March 31, 2019	April 18, 2019	May 3, 2019	May 10, 2019	0.4750
December 31, 2018	January 17, 2019	February 1, 2019	February 8, 2019	0.4750
September 30, 2018	October 18, 2018	November 2, 2018	November 9, 2018	0.4750
June 30, 2018	July 19, 2018	August 3, 2018	August 10, 2018	0.4750
March 31, 2018	April 19, 2018	May 4, 2018	May 11, 2018	0.4750
December 31, 2017	January 18, 2018	February 2, 2018	February 9, 2018	0.4700
September 30, 2017	October 19, 2017	November 3, 2017	November 10, 2017	0.4600
June 30, 2017	July 20, 2017	August 4, 2017	August 11, 2017	0.4500
March 31, 2017	April 20, 2017	May 5, 2017	May 15, 2017	0.4400

Cash Flows

On December 31, 2019, we had $0.3 million of cash and cash equivalents and $67.9 million available under our revolving credit facility.

Net cash provided by operating activities was $46.7 million in 2019 compared with $55.4 million in 2018. Decreased cash flows from operating activities resulted primarily from a decrease in net income as a result of the sale of the storage assets and the assignment of railcar operating leases associated with the Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan ethanol plants in the fourth quarter of 2018, partially offset by a decrease in working capital. Net cash provided by investing activities remained relatively consistent year over year. Net cash used in financing activities was $47.0 million in 2019, compared with $55.4 million in 2018. The decrease in cash used in financing activities was due to a reduction in loan fee payments and a decrease in cash distributions as a result of the retirement of units in the fourth quarter of 2018, partially offset by a decrease in net borrowings.

Capital Resources

We incurred capital expenditures of $0.3 million in 2019, of which $0.2 million was for tank trailers. We do not anticipate significant capital spending for 2020.

We did not make any equity method investee contributions related to the NLR joint venture in 2019. We do not anticipate making significant equity contributions to NLR in 2020.

Revolving Credit Facility

Green Plains Operating Company has a $200.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility can be increased by an additional $20.0 million without the consent of lenders. At December 31, 2019, the outstanding principal balance of the facility was $132.1 million and our average interest rate was 4.79%.

On February 20, 2018, Green Plains Operating Company increased its revolving credit facility by $40.0 million, from $195.0 million to $235.0 million, by accessing a portion of the $100.0 million accordion in place on the facility.

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

The revolving credit facility, which is supported by a group of financial institutions, will mature on July 1, 2020 unless extended by agreement of the lenders or replaced by another funding source. While we have not yet renegotiated the credit facility or secured additional funding necessary to repay the loan, we believe it is probable that we will source appropriate funding given our consistent and stable fee-based cash flows, ongoing profitability, low debt leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that we are unable to refinance our debt with the lenders prior to its maturity, we will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional partnership units, or support from our parent.

For more information related to our debt, see Note 8 – Debt to the consolidated financial statements in this report.

Contractual Obligations

Our contractual obligations as of December 31, 2019, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$132,100	$132,100	$-	$-	$-
Interest and fees on debt obligations (2)	3,336	3,336	-	-	-
Operating leases (3)	40,547	14,360	16,092	6,369	3,726
Service agreements (4)	467	154	313	-	-
Other (5)	4,225	634	1,205	1,302	1,084
Total contractual obligations	$180,675	$150,584	$17,610	$7,671	$4,810

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

Impairment of Long-Lived Assets and Goodwill

Our long-lived assets consist of property and equipment and operating lease right-of-use assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We measure recoverability by comparing the carrying amount of the asset with the estimated undiscounted future cash flows the asset is expected generate. If the carrying amount of the asset exceeds its estimated future cash flows, we record an impairment charge for the amount in excess of the fair value. No impairment charges were recorded for the periods presented.

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

We performed the annual goodwill analysis as of October 1, 2019, using a qualitative assessment, which resulted in no goodwill impairment.

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

Leases

On January 1, 2019, we adopted the amended guidance in ASC 842, Leases, and all related amendments and applied it to all leases using the optional transition method which requires the amended guidance to be applied at the date of adoption. The standard does not require the guidance to be applied to the earliest comparative period presented in the financial statements. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

We lease certain facilities, parcels of land, and railcars. Our leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that we will exercise one of those options. For leases with initial terms greater than 12 months, we record operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. Operating lease right-of-use assets represent our right to control an underlying asset for the lease term and operating lease liabilities represent our obligation to make lease payments arising from the lease. These assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on information available at commencement date to determine the present value of future payments.

We record operating lease revenue as part of our operating lease agreements for storage and throughput services, rail transportation services, and certain terminal services. In addition, we may sublease certain of our railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

Please refer to Note 14 – Commitments and Contingencies to the consolidated financial statements for further details on operating lease expense and revenue. Please refer to Note 3 - Revenue to the consolidated financial statements for further details on the operating lease agreements in which we are a lessor.

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

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at a variable rate. At December 31, 2019, we had $132.1 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $633 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

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

Under the supervision and participation of our Chief Executive Officer and Chief Financial Officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 framework). Based on such assessment, we conclude that as of December 31, 2019, our internal control over financial reporting is effective.

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

Meetings of the Board of Directors

The board of directors held nine meetings during 2019, while the audit committee held six meetings. The conflicts committee, which meets on an ad-hoc basis, held two meetings during 2019. Meetings were conducted via teleconference or in person. No director attended fewer than 89% of the aggregate of board meetings and committee meetings held on which the director served during this period.

Directors and Executive Officers of Green Plains Holdings LLC

Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Todd A. Becker and George P. (Patrich) Simpkins, who serve as directors, are also executive officers of our general partner and our parent. The following table shows information for the directors and executive officers of Green Plains Holdings as of February 13, 2020.

Name	Age	Positions with Green Plains Holdings LLC
Todd A. Becker	54	President and Chief Executive Officer (Chairman and Director)
George P. (Patrich) Simpkins	58	Chief Financial Officer (Director)
Walter S. Cronin	57	Chief Commercial Officer
Paul E. Kolomaya	54	Chief Accounting Officer
Michelle S. Mapes	53	Chief Legal and Administration Officer
Mark A. Hudak	59	Executive Vice President – Human Resources
Clayton E. Killinger	59	Director
Jerry L. Peters	62	Director
Brett C. Riley	49	Director
Martin Salinas, Jr.	48	Director

Todd A. Becker. Todd Becker was appointed President and Chief Executive Officer and a member of the board of directors of our general partner in March 2015. He also currently serves as the chairman of the board of directors of our general partner. Mr. Becker has served as President and Chief Executive Officer of our parent since January 2009, and was appointed as a director of our parent in March 2009. Mr. Becker served as our parent’s President and Chief Operating Officer from October 2008 to December 2008. He served as Chief Executive Officer of VBV LLC from May 2007 to October 2008. Mr. Becker was Executive Vice President of Sales and Trading at Global Ethanol from May 2006 to May 2007. Prior to that, he worked for ten years with ConAgra Foods, Inc. in various management positions including Vice President of International Marketing for ConAgra Trade Group and President of ConAgra Grain Canada. Mr. Becker has approximately 30 years of related experience in various commodity processing businesses, risk management and supply chain management, along with extensive international trading experience in agricultural markets. Mr. Becker served on the board of directors, including its audit and compensation committees, for Hillshire Brands Company from 2012 to 2014. Mr. Becker has a master’s degree in Finance from the Kelley School of Business at Indiana University and a Bachelor of Science degree in Business Administration with a Finance emphasis from the University of Kansas. Mr. Becker brings valuable expertise to the board of directors of our general partner because he provides an insider’s perspective about the business and the strategic direction of the general partner to board discussions. His extensive commodity experience and leadership traits make him an essential member of the board of directors of our general partner.

George P. (Patrich) Simpkins. Patrich Simpkins was appointed Chief Financial Officer of our general partner and our parent in May 2019, and has served as a member of the board of directors of our general partner since June 2015. He has also served in a number of executive and senior leadership roles for our parent including: Chief Development Officer from October of 2014 to May of 2019, Chief Risk Officer from October of 2014 to August of 2016 and Executive Vice President-Finance and Treasurer from May of 2012 to August of 2016. Prior to joining our parent, Mr. Simpkins was Managing Partner of GPS Capital Partners, LLC, a capital advisory firm serving global energy and commodity clients. From February 2005 to June 2008, he served as Chief Operating Officer and Chief Financial Officer of SensorLogic, Inc., and as Executive Vice President and Global Chief Risk Officer of TXU Corporation from November 2001 to June 2004. Prior to that, he served in senior financial and commercial executive roles with Duke Energy Corporation, Louis Dreyfus Energy, MEAG Power Company and MCI Communications. Mr. Simpkins earned a Bachelor of Business Administration degree in Economics and Marketing from the University of Kentucky. Mr. Simpkins’ experience in varied risk management matters, including as an executive officer and in financial and commercial executive roles, qualifies him to serve on the board of directors of our general partner.

Walter S. Cronin. Walter Cronin was appointed Chief Commercial Officer of our general partner and our parent in January 2020. Mr. Cronin previously served as Executive Vice President – Commercial Operations from August 2015 to January 2020. Prior to joining Green Plains Asset Management LLC, previously a wholly owned subsidiary of our parent, as Chief Investment Officer in November 2011, Mr. Cronin served as Executive Vice President and trading principal of County Cork Asset Management from April 2010 to November 2011. Prior to that, Mr. Cronin acted as a consultant to Bunge Limited from September 2004 through March 2010. Additionally, Mr. Cronin has over 30 years of commodity trading experience working at a number of firms, including RJ O’Brien and Continental Grain. Mr. Cronin received a Bachelor of Arts degree from the University of Santa Clara in 1985.

Paul E. Kolomaya. Paul Kolomaya was appointed Chief Accounting Officer of our general partner and our parent in May 2019. Mr. Kolomaya previously served as Executive Vice President—Commodity Finance of our parent from February 2012 to May 2019. Prior to joining our parent in August 2008 as its Vice President—Commodity Finance, Mr. Kolomaya was employed by ConAgra Foods, Inc. from March 1997 to August 2008 in a variety of senior finance and accounting capacities, both domestic and international. Prior to that, he was employed by Arthur Andersen & Co. in both the audit and business consulting practices. Mr. Kolomaya holds chartered accountant and certified public accountant certifications and has a Bachelor of Honors Commerce degree from the University of Manitoba.

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

The compensation payable to the officers of our general partner, who are employees of our parent, is paid by our parent. Our general partner and the operating subsidiaries entered into an operational services and secondment agreement with our parent and Green Plains Trade pursuant to which, among other matters:

•our parent has made available to our general partner the services of the employees who serve as the executive officers of our general partner; and

•our general partner is obligated to reimburse our parent for a specified portion of the costs that our parent incurs in providing compensation and benefits to such employees of our parent.

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

For the year ended December 31, 2019, our named executive officers (NEOs) are:

•Todd Becker – President and Chief Executive Officer

•Patrich Simpkins – Chief Financial Officer

•Michelle Mapes – Chief Legal and Administration Officer

The NEOs of our general partner and all other personnel necessary for our business to function are employed and compensated by our parent. We are responsible for paying the long-term incentive compensation expense associated with our LTIP described below. The NEOs continue to participate in employee benefit plans and arrangements sponsored by our parent, including plans that may be established in the future. Our general partner has not entered into any employment agreements with any of its executive officers. There was no compensation in any form paid to or earned by any executive officer of our general partner in 2019 or 2018. All compensation was paid by our parent and allocated to the partnership through our corporate allocation process.

Our parent provides compensation to its executives in the form of base salaries, annual cash bonuses and stock incentive awards under our parent’s long-term equity incentive plan.

2019 Executive Compensation Summary

The following table provides certain compensation information for our NEOs for the years ended December 31, 2019 and 2018:

Name and principal position	Year	Salary (1)	Stock awards (1)(2)	Non-equity incentive plan comp. (1)(3)	All other comp. (1)(4)	Total
Todd Becker, President and Chief Executive Officer	2019	$32,302	$131,850	$-	$4,189	$168,341
	2018	27,538	119,495	36,946	3,721	187,700
Patrich Simpkins, Chief Financial Officer (5)	2019	16,780	23,512	-	260	40,552
Michelle Mapes, Chief Legal and Administration Officer	2019	14,726	21,206	-	717	36,649

(1) The amounts shown above reflect compensation allocated to us from our parent for the periods presented. Per our omnibus agreement percentage allocations of 4.61% and 4.11% were applied to compensation for the full year 2019 and 2018, respectively.
(2) "Stock awards" were awarded pursuant to our parent's 2009 Equity Incentive Plan, as amended. A column for "Option awards" has been omitted from this table because no compensation is reportable thereunder.
(3) “Non-equity incentive plan compensation” amounts are paid pursuant to our parent’s Umbrella Short-Term Incentive Plan and included as part of the compensation allocation. Amounts for 2019 are expected to be finalized subsequent to the date of this report. Once finalized, such amounts will be disclosed in a filing under Item 5.02 of Form 8-K.
(4) “All other compensation" generally consists of our parent's match to the executive officer's 401(k) retirement plan and imputed income on Company-paid life insurance.
(5) Mr. Simpkins became our Chief Financial Officer effective May 13, 2019.

Outstanding Equity Awards at Year-End

There were no outstanding equity awards to our NEOs as of December 31, 2019.

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

Compensation Consultants

The board of directors of our general partner does not have a compensation committee, and it did not retain a compensation consultant in 2019 or 2018.

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

Compensation of Our Directors

Our general partner adopted a director compensation policy, which states directors who are not officers, employees or paid consultants or advisors of us or our general partner receive a combination of cash and restricted common unit grants as compensation for attending meetings of the board of directors of our general partner and any committee meetings as follows:

•annual cash compensation of $60,000 per year, paid quarterly;

•audit committee chair: additional cash compensation of $10,000 per year, paid quarterly;

•conflicts committee chair: additional cash compensation of $5,000 per year, paid quarterly; and

•annual grant of $80,000 of common units under our LTIP, which vest one year from the grant date.

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

Non-Employee Director Compensation Table

The following table summarizes the compensation granted to all non-employee directors during 2019:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)(3)	All Other Compensation	Total
Clayton E. Killinger	$70,000	$80,000	$-	$150,000
Jerry L. Peters	60,000	80,000	-	140,000
Brett C. Riley	65,000	80,000	-	145,000
Martin Salinas, Jr.	60,000	80,000	-	140,000

(1) The annual cash fees for non-employee directors for 2019 are based on a calendar year and prorated based on the date each board member was appointed. All of the non-employee directors were appointed prior to 2019.

(2) On July 1, 2019, each independent board member received his annual restricted common unit grant of $80,000 based on the common unit market price of $14.00. As of December 31, 2019, the restricted common unit awards were the only outstanding awards for each non-employee director.

(3) The amounts shown in this column represent the aggregate grant date fair value, as determined in accordance with ASC 718, Compensation – Stock Compensation, without regard to potential forfeitures. The restricted common units granted in 2019 will vest on June 30, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our units as of February 13, 2020, held by (i) beneficial owners of 5% or more of the units, (ii) each director and named executive officer of our general partner, and (iii) all director and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 13, 2020, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of units beneficially owned is based on a total of 23,160,551 common units outstanding as of February 13, 2020.

	Green Plains Partners LP		Green Plains Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Todd A. Becker	57,556	*	437,933	1.2%
George P. (Patrich) Simpkins	5,000	*	130,144	*
Michelle S. Mapes	-	*	34,877	*
Clayton E. Killinger	38,365	*	-
Jerry L. Peters	28,371	*	19,817	*
Brett C. Riley	20,910	*	-
Martin Salinas, Jr.	16,304	*	-
All Directors and Executive Officers as a group (9 persons)	173,006

Other 5% or more unitholders:
Green Plains Inc. (2)	11,586,548	50.0%
Morgan Stanley (3)	1,153,842	5.0%

* Less than 1%

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the partnership.

(2) Includes common units beneficially owned by our parent, which is publicly traded and managed by a separate ten-person board of directors.

(3) Based on the amount reported according to Nasdaq.com as of February 13, 2020. Shares are beneficially owned with sole voting and dispositive power.

Securities Authorized for Issuance Under Equity Compensation Plans

The board of directors of the general partner adopted our LTIP in connection with the IPO. Our LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The following table provides information as of December 31, 2019, with respect to the partnership’s common units that may be issued under our LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column
Equity compensation plans approved by security holders	22,856	$	n/a	2,425,997
Equity compensation plans not approved by security holders	-		-	-
Total	22,856		$-	2,425,997

(1) Amount shown represents restricted common unit awards outstanding under the LTIP as of December 31, 2019. These awards vest on June 30, 2020 and are not subject to an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of February 13, 2020, our parent owns 11,586,548 common units, representing a 49.0% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.

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

Omnibus Agreement

In connection with the IPO, we entered into an omnibus agreement with Green Plains and its affiliates which addresses:

•the partnership’s obligation to reimburse Green Plains for direct or allocated costs and expenses incurred by Green Plains for general and administrative services (in addition to expenses incurred by the general partner and its affiliates that are reimbursed under the First Amended and Restated Agreement of Limited Partnership of the Green Plains Partners LP, or the partnership agreement);

•the prohibition of Green Plains and its subsidiaries from owning, operating or investing in any business that owns or operates fuel terminals or fuel transportation assets in the United States, subject to exceptions;

•the partnership’s right of first offer, which expires June 30, 2020, to acquire assets if Green Plains decides to sell them;

•a nontransferable, nonexclusive, royalty-free license to use the Green Plains trademark and name;

•the allocation of taxes among the parent, the partnership and its affiliates and the parent’s preparation and filing of tax returns; and

•an indemnity by Green Plains for environmental and other liabilities, the partnership’s obligation to indemnify Green Plains and its subsidiaries for events and conditions associated with the operation of partnership assets that occur after the closing of the IPO, and for environmental liabilities related to partnership assets to the extent Green Plains is not required to indemnify the partnership.

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

•Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring on December 31, 2022; and

•Various other terminal services agreements for our other fuel terminal facilities, each with Green Plains Trade.

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

Item 14. Principal Accounting Fees and Services.

For the years ended December 31, 2019 and 2018, KPMG LLP was our independent auditor. The following table sets forth aggregate fees billed or expected to be billed to us for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit fees	$405,899	$498,232
Audit-related fees	-	-
All other fees	-	-
Total	$405,899	$498,232

Audit fees are fees billed by KPMG for services during 2019 and 2018 related to professional services rendered for the annual audit of our consolidated financial statements, quarterly reviews of our consolidated financial statements, reviews of other partnership filings with the SEC, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

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

All services provided by KPMG during the years ended December 31, 2019 and 2018, were approved in advance by our audit committee. The audit committee has considered whether the provision of the services performed by our principal accountant is compatible with maintaining the principal accountant’s independence.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(1)Financial Statements. The following consolidated financial statements and notes are filed as part of this report.

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

3.2(a)

First Amendment to the First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on May 9, 2019).

4.1	Description of Securities Registered Under Section 12 of the Exchange Act.
10.1(a)*	Green Plains Partners LP 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 1, 2015).
10.1(b)*	Form of Green Plains Partners LP Restricted Unit Agreement (incorporated by reference to Exhibit 10.1(b) of our Quarterly Report on Form 10-Q filed on August 12, 2015).
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

10.3(d)

Third Amendment to the Omnibus Agreement, dated November 15, 2018, by and among Green Plains Inc., Green Plains Partners LP, Green Plains Holdings LLC and Green Plains Operating Company LLC (incorporated by reference to Exhibit 10.3(d) of our Annual Report on Form 10-K filed on February 20, 2019).

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

10.4(d)

Amendment No. 3 to Operational Services and Secondment Agreement, dated November 15, 2018, between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.4(d) of our Annual Report on Form 10-K filed on February 20, 2019).

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

10.5(e)

Corrective Amendment to Rail Transportation Services Agreement, dated November 15, 2018, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.5(e) of our Annual Report on Form 10-K filed on February 20, 2019).

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

10.7(g)

Consent to Credit Agreement, dated July 15, 2019, by and among Green Plains Operating Company LLC and Bank of America, as Administrative Agent (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on August 6, 2019).

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

101

The following information from Green Plains Partners LP Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL

 * Represents a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: February 20, 2020	GREEN PLAINS PARTNERS LP (Registrant) By: Green Plains Holdings LLC, its general partner By: /s/ Todd A. Becker Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer,	February 20, 2020
Todd A. Becker	(Principal Executive Officer) Chairman and Director

/s/ G. Patrich Simpkins Jr.	Chief Financial Officer and Director	February 20, 2020
G. Patrich Simpkins Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Clayton E. Killinger	Director	February 20, 2020
Clayton E. Killinger

/s/ Jerry L. Peters	Director	February 20, 2020
Jerry L. Peters

/s/ Brett C. Riley	Director	February 20, 2020
Brett C. Riley

/s/ Martin Salinas, Jr.	Director	February 20, 2020
Martin Salinas, Jr.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP and Unitholders of Green Plains Partners LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Green Plains Partners LP and subsidiaries (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, partners’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Changes in Accounting Principle

As discussed in Note 14 to the consolidated financial statements, the Partnership has changed its method of accounting for leases in 2019 due to the adoption of ASC Topic 842, Leases.

As discussed in Note 3 to the consolidated financial statements, the Partnership changed its method of accounting for revenues in 2018 due to the adoption of ASC Topic 606, Revenue from Contracts with Customers.

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

Omaha, Nebraska

February 20, 2020

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$261	$569
Accounts receivable	985	1,460
Accounts receivable from affiliates	15,666	13,897
Prepaid expenses and other	517	690
Total current assets	17,429	16,616

Property and equipment, net	37,355	40,911
Operating lease right-of-use assets	35,456	-
Goodwill	10,598	10,598
Investment in equity method investee	4,329	3,648
Note receivable	-	8,100
Other assets	486	1,271
Total assets	$105,653	$81,144

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$5,050	$2,501
Accounts payable to affiliates	543	676
Accrued and other liabilities	4,461	4,337
Asset retirement obligations	565	674
Operating lease current liabilities	13,093	-
Current maturities of long-term debt	132,100	-
Total current liabilities	155,812	8,188

Long-term debt	-	142,025
Deferred lease liability	-	843
Asset retirement obligations	2,500	2,542
Operating lease long-term liabilities	23,088	-
Total liabilities	181,400	153,598

Commitments and contingencies (Note 14)

Partners' deficit
Common unitholders - public (11,574,003 and 11,551,147 units issued and outstanding, respectively)	114,006	115,352
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(188,304)	(186,635)
General partner interests	(1,449)	(1,171)
Total partners' deficit	(75,747)	(72,454)
Total liabilities and partners' deficit	$105,653	$81,144

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues
Affiliate	$75,531	$94,267	$100,808
Non-affiliate	6,856	6,481	6,185
Total revenues	82,387	100,748	106,993
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	25,658	30,866	33,501
General and administrative	4,055	5,258	4,223
Depreciation and amortization	3,441	4,442	5,111
Gain on assignment of operating leases	-	(2,721)	-
Total operating expenses	33,154	37,845	42,835
Operating income	49,233	62,903	64,158
Other income (expense)
Interest income	81	81	81
Interest expense	(8,310)	(7,307)	(5,402)
Other, net	14	119	150
Total other expense	(8,215)	(7,107)	(5,171)
Income before income taxes and income (loss) from equity method investee	41,018	55,796	58,987
Income tax expense	(220)	(101)	(109)
Income (loss) from equity method investee	681	(14)	(11)
Net income	$41,479	$55,681	$58,867

Net income attributable to partners' ownership interests:
General partner	$830	$1,114	$1,177
Limited partners - common unitholders	40,649	37,868	28,869
Limited partners - subordinated unitholders	-	16,699	28,821

Earnings per limited partner unit (basic and diluted):
Common units	$1.76	$1.81	$1.81
Subordinated units	$-	$1.71	$1.81
Weighted average limited partner units outstanding (basic and diluted):
Common units	23,129	20,950	15,916
Subordinated units	-	9,752	15,890

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

	Limited Partners
	Common Units - Public	Common Units - Green Plains	Subordinated Units - Green Plains	General Partner	Total
Balance, December 31, 2016	$115,139	$(38,653)	$(139,913)	$(739)	$(64,166)
Quarterly cash distributions to unitholders	(20,519)	(7,813)	(28,284)	(1,155)	(57,771)
Net income	20,908	7,961	28,821	1,177	58,867
Unit-based compensation, including general partner net contributions	219	-	-	5	224
Balance, December 31, 2017	115,747	(38,505)	(139,376)	(712)	(62,846)
Quarterly cash distributions to unitholders	(21,872)	(15,866)	(22,563)	(1,504)	(61,805)
Net income	21,200	16,668	16,699	1,114	55,681
Unit-based compensation, including general partner net contributions	277	-	-	6	283
Conversion of subordinated units	-	(145,240)	145,240	-	-
Disposition of Bluffton, Lakota, and Riga assets	-	114,790	-	2,343	117,133
Retirement of units	-	(118,482)	-	(2,418)	(120,900)
Balance, December 31, 2018	115,352	(186,635)	-	(1,171)	(72,454)
Quarterly cash distributions to unitholders	(21,968)	(22,015)	-	(1,115)	(45,098)
Net income	20,303	20,346	-	830	41,479
Unit-based compensation, including general partner net contributions	319	-	-	7	326
Balance, December 31, 2019	$114,006	$(188,304)	$-	$(1,449)	$(75,747)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018		2017
Cash flows from operating activities
Net income	$41,479		$55,681	$58,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,441		4,442	5,111
Accretion	168		65	238
Amortization of debt issuance costs	839		793	492
Gain on the disposal of assets	(14)		(44)	-
Unit-based compensation	319		277	219
(Income) loss from equity method investee	(681)		14	11
Gain on assignment of operating leases	-		(2,721)	-
Other	(39)		47	78
Changes in operating assets and liabilities:
Accounts receivable	475		1,240	(1,127)
Accounts receivable from affiliates	(1,769)		3,437	1,443
Prepaid expenses and other assets	173		372	58
Accounts payable and accrued liabilities	2,544		(6,826)	(1,494)
Accounts payable to affiliates	(167)		(1,430)	185
Operating lease liabilities and right-of-use assets	(150)		-	-
Other	39		44	(27)
Net cash provided by operating activities	46,657		55,391	64,054

Cash flows from investing activities
Purchases of property and equipment	(305)		(1,267)	(1,914)
Proceeds from the disposal of property and equipment	331		11	-
Proceeds from the assignment of operating leases	-		2,721	-
Contributions to equity method investee	-		(1,425)	(2,248)
Net cash provided by (used in) investing activities	26		40	(4,162)

Cash flows from financing activities
Payments of distributions	(45,098)		(61,805)	(57,771)
Proceeds from revolving credit facility	86,200		83,100	70,100
Payments on revolving credit facility	(88,100)		(76,000)	(72,200)
Payments of loan fees	-		(665)	(146)
Other	7		6	5
Net cash used in financing activities	(46,991)		(55,364)	(60,012)

Net change in cash and cash equivalents	(308)		67	(120)
Cash and cash equivalents, beginning of period	569		502	622
Cash and cash equivalents, end of period	$261		$569	$502

Non-cash investing and financing activity:
Settlement of NMTC transaction	$8,100	$		$-
Transfer of assets and liabilities in equity exchange with parent	$-		$(3,767)	$-
Property and equipment sale in accounts receivable	$-		$60	$-

Supplemental disclosures of cash flow
Cash paid for income taxes	$240		$124	$143
Cash paid for interest	$7,560		$6,439	$4,973

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Organization

Green Plains Partners, a master limited partnership, was formed by Green Plains Inc. in March 2015 and began operations in July 2015 in connection with its IPO of 11,500,000 common units representing limited partner interests.

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

In February 2017, the partnership and Delek Renewables LLC formed NLR Energy Logistics LLC, a 50/50 joint venture, to build an ethanol unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. Operations commenced at the beginning of the second quarter of 2018 and the first unit train was received in July 2018.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. The partnership bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances. The partnership regularly evaluates the appropriateness of these estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including, but not limited to, those related to revenue recognition, leases, depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare the consolidated financial statements.

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.1 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The partnership considers short-term highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include bank deposits.

Revenue Recognition

On January 1, 2018, the partnership adopted the amended guidance in ASC 606, Revenue from Contracts with Customers. The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. For contracts with customers in which a take-or-pay commitment exists, any minimum volume deficiency charges are recognized as revenue in the period incurred and are not allowed to be credited towards excess volumes in future periods.

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

Accounts Receivable

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

Impairment of Long-Lived Assets and Goodwill

The partnership reviews its long-lived assets, currently consisting primarily of property and equipment and operating lease right-of-use assets, for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment charges were recorded for the periods reported.

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

The partnership estimates the amount and timing of projected cash flows that will be generated by an asset over an extended period of time when reviewing long-lived assets and goodwill. Circumstances that may indicate impairment include a decline in future projected cash flows, a decision to suspend plant operations for an extended period of time, sustained decline in market capitalization or market prices for similar assets or businesses, or a significant adverse change in legal or regulatory matters or business climate. Significant management judgment is required to determine the fair value of the partnership’s long-lived assets and goodwill and measure impairment, which includes projected cash flows. Fair value is determined by using various valuation techniques, including discounted or undiscounted cash flow models, sales of comparable properties and third-party independent appraisals. Changes in estimated fair value could result in a write-down of the asset.

Effective January 1, 2018, the partnership early adopted the amended guidance in ASC 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, an entity may first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).

The partnership performed its annual goodwill assessment as of October 1, 2019, using a qualitative assessment, which resulted in no goodwill impairment. For additional information, please refer to Note 7 – Goodwill.

Leases

On January 1, 2019, the partnership adopted the amended guidance in ASC 842, Leases, and all related amendments and applied it to all leases using the optional transition method which requires the amended guidance to be applied at the date of adoption. The standard does not require the guidance to be applied to the earliest comparative period presented in the financial statements. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Operating lease right-of-use assets represent the right to control an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the partnership’s leases do not provide an implicit rate, the incremental borrowing rate is used based on information available at commencement date to determine the present value of future payments.

The partnership records operating lease revenue as part of its operating lease agreements for storage and throughput services, rail transportation services, and certain terminal services. In addition, the partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

Please refer to Note 14 – Commitments and Contingencies to the consolidated financial statements for further details on operating lease expense and revenue. Please refer to Note 3 - Revenue to the consolidated financial statements for further details on the operating lease agreements in which the partnership is a lessor.

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

Investment in Equity Method Investee

The partnership accounts for investments in which the partnership exercises significant influence using the equity method so long as the partnership (i) does not control the investee and (ii) is not the primary beneficiary of the entity. The partnership recognizes its investment in its equity method investee as a separate line item in the consolidated balance sheets. The partnership recognizes its proportionate share of its equity method investee earnings or loss on a one-month lag as a separate line item in the consolidated statements of operations.

The partnership recognizes losses in the value of its equity method investee when there is evidence of an other-than-temporary decrease in value. Evidence of a loss might include, but would not necessarily be limited to, the inability to recover the carrying amount of the investment or the inability of the equity method investee to sustain an earnings capacity that justifies the carrying amount of the investment. The current fair value of an investment that is less than its carrying amount may indicate a loss in value of the investment. The partnership evaluates its equity method investee if there is evidence that the investment may be impaired.

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

Recent Accounting Pronouncements

On January 1, 2019, the partnership adopted the amended guidance in ASC 842, Leases. Please refer to Note 14 – Commitments and Contingencies to the consolidated financial statements for further details.

Effective January 1, 2020, the partnership will adopt the amended guidance in ASC 326, Financial Instruments - Credit Losses, which replaces the current incurred loss impairment method with a method that reflects expected credit losses on financial instruments. The new standard is effective for fiscal years and interim periods within those years, beginning after December 15, 2019, and allows for early adoption. The adoption of the new guidance will not have a material impact on the partnership’s consolidated financial statements.

3. REVENUE

Adoption of ASC 606

On January 1, 2018, the partnership adopted the amended guidance in ASC 606, Revenue from Contracts with Customers, and all related amendments (“new revenue standard”) and applied it to all contracts using the modified retrospective transition method. There was no adjustment to the consolidated January 1, 2018 balance sheet for the adoption of the new revenue standard, and there was no impact of adoption on the consolidated statement of operations for the year ended December 31, 2018.

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied. Generally this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Revenue is measured as the amount of consideration expected to be received in exchange for providing services.

Revenue by Source

The following table disaggregates our revenue by major source for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues
Service revenues
Terminal services	$9,230	$9,197	$9,513
Trucking and other	4,318	4,905	3,302
Rail transportation services	-	108	109
Total service revenues	13,548	14,210	12,924
Leasing revenues (1)
Storage and throughput services	47,140	59,290	62,443
Rail transportation services	21,265	25,947	29,830
Terminal services	434	1,301	1,796
Total leasing revenues	68,839	86,538	94,069
Total revenues	$82,387	$100,748	$106,993

(1) Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, Revenue from Contracts with Customers, and are accounted for under ASC 842, Leases for 2019 and ASC 840, Leases for periods prior to 2019.

Terminal Services Revenue

The partnership provides terminal services and logistics solutions to Green Plains Trade, and other customers, through its fuel terminal facilities under various terminal service agreements, some of which have minimum volume commitments. Revenue generated by these terminals is disaggregated between service revenue and leasing revenue in accordance with the new revenue standard. If Green Plains Trade, or other customers, fail to meet their minimum volume commitments during the applicable term, a deficiency payment equal to the deficient volume multiplied by the applicable fee will be charged. Deficiency payments related to the partnership’s terminal services revenue may not be utilized as credits toward future volumes. At terminals where customers have shared use of terminal and tank storage assets, revenue is generated from contracts with customers and accounted for as service revenue. This service revenue is recognized at the point in time when product is withdrawn from tank storage.

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

Major Customers

Revenue from Green Plains Trade Group was $75.5 million, $94.3 million, and $100.8 million for the years ended December 31, 2019, 2018 and 2017, respectively, which exceeds 10% of the partnership's total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements for the year ended December 31, 2019 (in thousands):

Amount
Balance at January 1, 2019	$248
Revenue recognized included in beginning balance	(248)
Net additions	230
Balance at December 31, 2019	$230

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of December 31, 2019, in the subsequent quarter when the product is withdrawn from tank storage.

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

The following is a summary of assets and liabilities disposed of (in thousands):

Total consideration received, November 15, 2018	$120,900
Identifiable assets and liabilities disposed of:
Property and equipment, net	4,192
Asset retirement obligations	(425)
Total identifiable net assets	3,767
Units retired:
Common units - Green Plains	118,482
General partners interest	2,418
Total units retired	120,900
Partners' deficit effect, November 15, 2018	$(3,767)

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

The partnership uses market interest rates to measure the fair value of its long-term debt and adjusts those rates for all necessary risks, including its own credit risk. At December 31, 2019 and 2018, the carrying amount of debt approximated fair value.

6. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2019	2018
Tanks and terminal equipment	$41,040	$41,009
Leasehold improvements and other	10,370	10,300
Land and buildings	8,424	8,424
Rail and rail equipment	4,551	4,551
Trucks and other vehicles	4,177	4,397
Computer equipment, furniture and fixtures	495	495
Construction-in-progress	274	-
Total property and equipment	69,331	69,176
Less: accumulated depreciation and amortization	(31,976)	(28,265)
Property and equipment, net	$37,355	$40,911

7. GOODWILL

The partnership currently has one reporting unit, BlendStar, to which goodwill is assigned. Effective January 1, 2018, the partnership early adopted the amended guidance in ASC 350, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amended guidance, an entity may first assess qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).

The partnership performed the annual goodwill assessment as of October 1, 2019, using a qualitative assessment, which resulted in no goodwill impairment. Therefore, there were no changes in the carrying amount of goodwill, which was $10.6 million at December 31, 2019 and 2018.

8. DEBT

Revolving Credit Facility

Green Plains Operating Company has a $200.0 million revolving credit facility to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. The credit facility matures on July 1, 2020, and as a result, was reclassified to current maturities of long-term debt.

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

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The revolving credit facility is guaranteed by the partnership, each of its existing subsidiaries, and any potential future domestic subsidiaries. As of December 31, 2019, the revolving credit facility had an average interest rate of 4.79%.

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

The partnership had $132.1 million and $134.0 million of borrowings outstanding under the revolving credit facility as of December 31, 2019 and 2018, respectively.

The revolving credit facility, which is supported by a group of financial institutions, will mature on July 1, 2020 unless extended by agreement of the lenders or replaced by another funding source. While the partnership has not yet renegotiated the credit facility or secured additional funding necessary to repay the loan, the partnership believes it is probable that it will source appropriate funding given the partnership’s consistent and stable fee-based cash flows, ongoing profitability, low debt leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that the partnership is unable to refinance its debt with the lenders prior to its maturity, the partnership will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional common units, or support from Green Plains.

Qualified Low Income Community Investment Notes

In June 2013, Birmingham BioEnergy, a subsidiary of BlendStar, was a recipient of qualified low income community investment notes in conjunction with NMTC financing related to the Birmingham, Alabama terminal. Two promissory notes payable of $1.9 million and $8.1 million, and a note receivable of $8.1 million, were issued in connection with this transaction. On December 31, 2019, the parties to the transaction executed certain provisions under the agreements whereby the promissory notes payable totaling $10.0 million were assigned to BlendStar in satisfaction of the $8.1 million note receivable. The partnership previously accounted for the $1.9 million promissory note payable as grant revenue, which was reflected as a reduction in the carrying value of the property and equipment at Birmingham BioEnergy and recognized in earnings as a decrease in depreciation expense over the useful life of the assets. The remaining $8.1 million promissory note payable and note receivable between Birmingham BioEnergy and BlendStar were forgiven in conjunction with the closing on December 31, 2019.

The partnership had no unamortized debt issuance costs as of December 31, 2019. The partnership had $75 thousand of unamortized debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of December 31, 2018.

Scheduled long-term debt repayments as of December 31, 2019, are as follows (in thousands):

Year Ending December 31,	Amount
2020	$132,100
2021	-
2022	-
2023	-
2024	-
Thereafter	-
Total	$132,100

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of December 31, 2019.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the years ended December 31, 2019 and 2018.

9. ASSET RETIREMENT OBLIGATIONS

Under various lease agreements, the partnership has AROs when certain machinery and equipment are disposed or operating leases expire. The following table summarizes the change in the liability for the AROs (in thousands):

Amount
Balance, December 31, 2017	$3,576
Liabilities settled	(425)
Accretion expense	65
Balance, December 31, 2018	3,216
Additional asset retirement obligations incurred	31
Liabilities settled	(350)
Accretion expense	168
Balance, December 31, 2019	$3,065

10. UNIT-BASED COMPENSATION

The board of directors of the general partner adopted the LTIP upon completion of the IPO. The LTIP is intended to promote the interests of the partnership, its general partner and affiliates by providing incentive compensation awards based on units to employees, consultants and directors to encourage superior performance. The LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distribution equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The partnership measures unit-based compensation grants at fair value on the grant date and records noncash compensation expense related to the awards on a straight-line basis over the requisite service period of one year.

The non-vested unit-based award activity for the year ended December 31, 2019, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2018	18,582	$16.96
Granted	22,856	14.00
Vested	(18,582)	16.96
Non-Vested at December 31, 2019	22,856	$14.00	0.5

Compensation costs related to the unit-based awards of approximately $319 thousand, $277 thousand and $219 thousand were recognized during the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, there were $159 thousand of unrecognized compensation costs from unit-based compensation awards.

11. PARTNERS’ DEFICIT

A roll forward of the number of common and subordinated limited partner units outstanding is as follows:

	Common Units - Public	Common Units - Green Plains	Subordinated Units - Green Plains	Total
Units, December 31, 2017	11,532,565	4,389,642	15,889,642	31,811,849
Units issued under the LTIP	18,582	-	-	18,582
Conversion of subordinated units	-	15,889,642	(15,889,642)	-
Retirement of common units	-	(8,692,736)	-	(8,692,736)
Units, December 31, 2018	11,551,147	11,586,548	-	23,137,695
Units issued under the LTIP	22,856	-	-	22,856
Units, December 31, 2019	11,574,003	11,586,548	-	23,160,551

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

For any quarter after the subordination period, the partnership is required to make distributions in the following manner:

•first, 98% to the common unitholders, pro rata, and 2% to the general partner, until the partnership distributes an amount equal to the minimum quarterly distribution for that quarter on each outstanding common unit;

•thereafter, in the manner described in the table below.

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

The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and the general partner, as the holder of the incentive distribution rights, based on the specified target distribution levels:

			Marginal Percentage Interest in Distribution (1)
	Total Quarterly Distribution Per Unit - Target Amount		Common Unitholders	General Partner (as holder of Incentive Distribution Rights) (2)
Minimum quarterly distribution	$0.40		98.0%	2.0%
First target distribution	above $0.40	up to $0.46	98.0%	2.0%
Second target distribution	above $0.46	up to $0.50	85.0%	15.0%
Third target distribution	above $0.50	up to $0.60	75.0%	25.0%
Thereafter	above $0.60		50.0%	50.0%

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

The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2019	January 16, 2020	January 31, 2020	February 7, 2020	$0.4750
September 30, 2019	October 17, 2019	November 1, 2019	November 8, 2019	0.4750
June 30, 2019	July 18, 2019	August 2, 2019	August 9, 2019	0.4750
March 31, 2019	April 18, 2019	May 3, 2019	May 10, 2019	0.4750
December 31, 2018	January 17, 2019	February 1, 2019	February 8, 2019	0.4750
September 30, 2018	October 18, 2018	November 2, 2018	November 9, 2018	0.4750
June 30, 2018	July 19, 2018	August 3, 2018	August 10, 2018	0.4750
March 31, 2018	April 19, 2018	May 4, 2018	May 11, 2018	0.4750
December 31, 2017	January 18, 2018	February 2, 2018	February 9, 2018	0.4700
September 30, 2017	October 19, 2017	November 3, 2017	November 10, 2017	0.4600
June 30, 2017	July 20, 2017	August 4, 2017	August 11, 2017	0.4500
March 31, 2017	April 20, 2017	May 5, 2017	May 15, 2017	0.4400

The total cash distributions paid during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
General partner distributions	$902	$1,236	$1,155
Incentive distributions	213	268	-
Total distributions to general partner	1,115	1,504	1,155

Limited partner common units - public	21,968	21,872	20,519
Limited partner common units - Green Plains	22,015	15,866	7,813
Limited partner subordinated units - Green Plains	-	22,563	28,284
Total distributions to limited partners	43,983	60,301	56,616
Total distributions paid	$45,098	$61,805	$57,771

The total cash distributions declared during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
General partner distributions	$902	$1,155	$1,183
Incentive distributions	213	272	48
Total distributions to general partner	1,115	1,427	1,231

Limited partner common units - public	21,979	21,938	20,985
Limited partner common units - Green Plains	22,015	19,307	7,989
Limited partner subordinated units - Green Plains	-	15,095	28,919
Total distributions to limited partners	43,994	56,340	57,893
Total distributions declared	$45,109	$57,767	$59,124

12. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units, and to subordinated units prior to the expiration of the subordination period, is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit is the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2019. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Year Ended December 31, 2019
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$43,994	$1,115	$45,109
Earnings less than distributions	(3,345)	(285)	(3,630)
Total net income	$40,649	$830	$41,479

Weighted-average units outstanding - basic and diluted	23,129

Earnings per limited partner unit - basic and diluted	$1.76

	Year Ended December 31, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$41,245	$15,095	$1,427	$57,767
Earnings (less than) in excess of distributions	(3,377)	1,604	(313)	(2,086)
Total net income	$37,868	$16,699	$1,114	$55,681

Weighted-average units outstanding - basic and diluted	20,950	9,752

Earnings per limited partner unit - basic and diluted	$1.81	$1.71

	Year Ended December 31, 2017
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$28,974	$28,919	$1,231	$59,124
Earnings less than distributions	(105)	(98)	(54)	(257)
Total net income	$28,869	$28,821	$1,177	$58,867

Weighted-average units outstanding - basic and diluted	15,916	15,890

Earnings per limited partner unit - basic and diluted	$1.81	$1.81

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

The partnership recorded deferred tax assets, which are recognized in the consolidated balance sheets as other assets, in the amount of $75 thousand and $58 thousand as of December 31, 2019 and 2018, respectively. The partnership also recorded income taxes payable, which are recognized in the consolidated balance sheet as accrued and other liabilities, in the amount of $23 thousand and $6 thousand as of December 31, 2019 and 2018, respectively. The effective tax rate for 2019 and 2018 was immaterial to the financial statements.

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current	$238	$101	$89
Deferred	(18)	-	20
Total	$220	$101	$109

Differences between income tax expense computed at the statutory federal income tax rate on its income subject to tax are presented on the consolidated statements of operations and summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax expense at federal statutory rate*	$51	$49	$72
State income tax expense, net of federal	170	53	26
Other	(1)	(1)	11
Income tax expense	$220	$101	$109

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

The partnership conducts business and its parent files tax returns in several states within the United States. The partnership’s federal and state returns filed by its parent for the tax years ended December 31, 2016, and later are still subject to audit.

14. COMMITMENTS AND CONTINGENCIES

Adoption of ASC 842

On January 1, 2019, the partnership adopted the amended guidance in ASC 842, Leases, and all related amendments (“new lease standard”) and applied it to all leases using the optional transition method which requires the amended guidance to be applied at the date of adoption. The standard does not require the guidance to be applied to the earliest comparative period presented in the financial statements. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The new lease standard had a material impact on the partnership’s consolidated balance sheets, increasing total assets and total liabilities by $39.7 million upon adoption. It did not have a material impact on the consolidated statement of operations for the year ended December 31, 2019.

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

A lessee may elect not to apply the recognition requirements in the new lease standard for short-term leases. Instead, the lease payments may be recognized into profit or loss on a straight-line basis over the lease term. The partnership has elected to use this short-term lease exemption, and therefore will not record a lease liability or right-of-use asset for leases with a term of one year or less. The partnership had no short-term lease expense for the year ended December 31, 2019.

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 11.8 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

Year Ended December 31, 2019
Lease expense
Operating lease expense	$15,583
Variable lease benefit (1)	(165)
Total lease expense	$15,418

(1) Represents amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain land lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,720

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	11,165

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	1,726

Supplemental balance sheet information related to operating leases is as follows:

December 31, 2019
Weighted average remaining lease term	4.2 years

Weighted average discount rate	5.19%

Aggregate minimum lease payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2020	$14,360
2021	8,817
2022	7,275
2023	4,097
2024	2,272
Thereafter	3,726
Total	$40,547
Less: Present value discount	(4,366)
Operating lease liabilities	$36,181

The partnership has additional railcar operating leases that will commence throughout 2020 to replace expiring leases, with estimated future minimum lease commitments of approximately $21.9 million and lease terms of five years. The undiscounted amounts are not included in the tables above.

Aggregate minimum lease payments remaining under the operating lease agreements as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
2019	$14,180
2020	11,843
2021	6,842
2022	4,758
2023	1,164
Thereafter	4,028
Total	$42,815

Lease Revenue

The components of lease revenue are as follows (in thousands):

Year Ended December 31, 2019
Lease revenue
Operating lease revenue	$68,774
Variable lease revenue (1)	(572)
Sublease revenue	637
Total lease revenue	$68,839

(1) Represents amounts delivered by Green Plains Trade and other customers in excess of various minimum volume commitments, as well as the difference between the contracted railcar volumetric capacity and the actual amount provided to Green Plains Trade during the period.

In accordance with the amended storage and throughput agreement, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement. While this agreement contains a provision stating that the rate could potentially increase above the $0.05 per gallon on the sixth anniversary of the effective date, the potential increase would be based on a percentage change in the Bureau of Labor Producer Price Index, which cannot be predicted at this time. The remaining lease term for this agreement is approximately 8.5 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05 per gallon in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$47,140
2021	47,140
2022	47,140
2023	47,140
2024	47,140
Thereafter	164,990
Total	$400,690

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is approximately 5.5 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$19,919
2021	12,460
2022	10,078
2023	4,409
2024	1,862
Thereafter	-
Total	$48,728

The partnership provides terminal services and logistics solutions to certain customers under various terminal service agreements, some of which have minimum volume commitments. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment, or total actual throughput if in excess of the minimum volume commitment. The remaining lease terms for these agreements range from less than one year to approximately 5.7 years, some of which contain renewal options reasonably certain to be exercised. Anticipated minimum operating lease revenue for these terminals in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$74
2021	74
2022	74
2023	74
2024	74
Thereafter	48
Total	$418

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the year ended December 31, 2019. Aggregate minimum payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2020	$154
2021	156
2022	157
2023	-
2024	-
Thereafter	-
Total	$467

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not party to any material litigation.

15. RELATED PARTY TRANSACTIONS

In addition to the related party transactions disclosed in Note 4 – Dispositions to the consolidated financial statements, the partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains.

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of approximately $3.4 million, $4.6 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

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

•Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring on December 31, 2022; and

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

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time this option will expire.

As of December 31, 2018, the cumulative minimum volume deficiency credits available to Green Plains Trade totaled $3.3 million. During the twelve months ended December 31, 2019, Green Plains Trade utilized credits of $0.4 million, and the remaining balance of these prior year credits of $2.9 million expired.

As of December 31, 2019, the cumulative minimum volume deficiency credits available to Green Plains Trade totaled $4.5 million, of which $4.0 million will expire if unused by March 31, 2020, and $0.5 million will expire if unused by June 30, 2020. These credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the years ended December 31, 2019, 2018 and 2017, the average monthly fee was approximately $0.0215, $0.0221 and $0.0267 per gallon, respectively, for the average railcar volumetric capacity provided by the partnership, which was 79.8, 96.9 and 93.5 mmg, respectively. The partnership’s leased railcar fleet consisted of approximately 2,630 and 2,840 railcars as of December 31, 2019 and 2018, respectively. Since the IPO, the partnership has entered into lease renewals in the normal course of business at comparable margins.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade, which was approximately 3.3 mmg, 6.6 mmg and 6.6 mmg for the years ended December 31, 2019, 2018 and 2017, respectively. Green Plains Trade was obligated to pay a monthly fee of approximately $0.0013, $0.0014 and $0.0014 per gallon for the years ended December 31, 2019, 2018 and 2017, respectively, for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

Under the Birmingham terminal services agreement, effective through December 31, 2019, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 2.8 mmg per month and pay associated throughput fees, as well as fees for ancillary services. Effective January 1, 2020, the agreement was amended to increase the minimum volume commitment to 8.3 mmg per month, which will be equally offset by a reduction in volume associated with the termination of a throughput agreement with a third party customer on December 31, 2019. This amendment was reviewed and approved by the conflicts committee.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $67.8 million, $85.0 million and $92.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The partnership also recorded revenues from Green Plains Trade related to trucking and terminal services of $7.8 million, $9.3 million and $8.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Other Related Party Revenues and Expenses

Prior to 2019, the partnership incurred expenses charged by a subsidiary of the parent for cleaning of its storage tanks. The partnership incurred tank cleaning expenses of $22 thousand and $53 thousand for the years ended December 31, 2018 and 2017, respectively, for these services.

Equity Method Investment

The partnership entered into a project management agreement with NLR Energy Logistics LLC, effective June 23, 2017, in which NLR provided the partnership a fixed monthly fee to coordinate and manage the development, design, and construction of the Little Rock, Arkansas unit train terminal. Construction of the terminal was completed during the first quarter of 2018. The partnership recognized $75 thousand and $150 thousand within other income for the performance of these services for the years ended December 31, 2018 and 2017, respectively. In addition, the partnership has recorded a receivable of $23 thousand for various expenses to be reimbursed by NLR as of December 31, 2019.

16. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. Operations commenced at the beginning of the second quarter of 2018, and the first unit train was received in July 2018. As of December 31, 2019, the partnership's investment balance in the joint venture was $4.3 million.

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

Summarized Financial Information

The partnership reports its proportional share of equity method investee income (loss) on a one-month lag in the consolidated statements of operations. The following table presents combined summarized statement of operations data of our equity method investee for the twelve months ended November 30, 2019 and 2018 (amounts represent 100% of investee financial information in thousands, unaudited):

	Twelve Months Ended November 30, 2019	Twelve Months Ended November 30, 2018
Total revenues	$2,583	$879
Less: total operating expenses	1,220	906
Net income (loss)	$1,363	$(27)

17. QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth certain unaudited financial data for each of the quarters within the years ended December 31, 2019 and 2018 (in thousands, except per unit amounts). This information has been derived from the partnership’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$20,321	$20,154	$20,825	$21,087
Operating expenses	8,039	8,156	7,992	8,967
Operating income	12,282	11,998	12,833	12,120
Other expense	(1,967)	(1,994)	(2,219)	(2,035)
Income tax expense	(76)	(45)	(47)	(52)
Income from equity method investee	151	173	142	215
Net income attributable to the partnership	$10,390	$10,132	$10,709	$10,248
Earnings per limited partner unit (basic and diluted):
Common units	$0.44	$0.43	$0.45	$0.43
Distribution declared	$0.4750	$0.4750	$0.4750	$0.4750

	Three Months Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Revenues	$23,253	$25,770	$25,840	$25,885
Operating expenses (1)	7,164	9,512	10,177	10,992
Operating income	16,089	16,258	15,663	14,893
Other expense	(1,990)	(1,850)	(1,791)	(1,476)
Income tax expense	(31)	(5)	(33)	(32)
Income (loss) from equity method investee	68	48	(117)	(13)
Net income attributable to the partnership	$14,136	$14,451	$13,722	$13,372
Earnings per limited partner unit (basic and diluted):
Common units	$0.51	$0.44	$0.42	$0.41
Subordinated units	$-	$0.46	$0.42	$0.41
Distribution declared	$0.4750	$0.4750	$0.4750	$0.4750

(1) Includes consideration received of $2.7 million for the assignment of railcar operating leases to Valero in the fourth quarter of 2018.