Form 10-Q
period 2020-03-31
Green Plains Partners LP
filed 2020-05-06
CIK 1635650

extr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2020

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

☐ Yes ☒ No

The registrant had 23,160,551 common units outstanding as of May 1, 2020.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

2019 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2019, filed February 20, 2020
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
CAFE	Corporate Average Fuel Economy
CAMEX	Brazil Chamber of Foreign Trade
Conflicts committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
COVID-19	Coronavirus Disease 2019
D.C.	District of Columbia
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GATT	General Agreement on Tariffs and Trade
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
MVCs	Minimum volume commitments
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
USDA	U.S. Department of Agriculture
WTO	World Trade Organization

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$264	$261
Accounts receivable	652	985
Accounts receivable from affiliates	15,440	15,666
Prepaid expenses and other	473	517
Total current assets	16,829	17,429

Property and equipment, net of accumulated depreciation and amortization of $32,937 and $31,976, respectively	36,805	37,355
Operating lease right-of-use assets	37,385	35,456
Goodwill	10,598	10,598
Investment in equity method investee	4,487	4,329
Other assets	304	486
Total assets	$106,408	$105,653

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$6,846	$5,050
Accounts payable to affiliates	460	543
Accrued and other liabilities	3,801	4,461
Asset retirement obligations	819	565
Operating lease current liabilities	12,899	13,093
Current maturities of long-term debt	130,200	132,100
Total current liabilities	155,025	155,812

Asset retirement obligations	2,654	2,500
Operating lease long-term liabilities	25,308	23,088
Total liabilities	182,987	181,400

Commitments and contingencies (Note 10)

Partners' deficit
Common unitholders - public (11,574,003 units issued and outstanding)	113,665	114,006
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(188,724)	(188,304)
General partner interests	(1,520)	(1,449)
Total partners' deficit	(76,579)	(75,747)
Total liabilities and partners' deficit	$106,408	$105,653

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2020	2019
Revenues
Affiliate	$18,983	$18,782
Non-affiliate	1,288	2,305
Total revenues	20,271	21,087
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,160	6,865
General and administrative	1,044	1,117
Depreciation and amortization	961	985
Total operating expenses	8,165	8,967
Operating income	12,106	12,120
Other income (expense)
Interest income	-	20
Interest expense	(1,864)	(2,055)
Total other expense	(1,864)	(2,035)
Income before income taxes and income from equity method investee	10,242	10,085
Income tax expense	(31)	(52)
Income from equity method investee	158	215
Net income	$10,369	$10,248

Net income attributable to partners' ownership interests:
General partner	$207	$205
Limited partners - common unitholders	10,162	10,043

Earnings per limited partner unit (basic and diluted):
Common units	$0.44	$0.43

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,138	23,119

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$10,369	$10,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	961	985
Accretion	62	59
Amortization of debt issuance costs	233	204
Unit-based compensation	79	79
Income from equity method investee	(158)	(215)
Other	-	(22)
Changes in operating assets and liabilities:
Accounts receivable	333	(817)
Accounts receivable from affiliates	226	(4,749)
Prepaid expenses and other assets	44	23
Accounts payable and accrued liabilities	1,093	4,238
Accounts payable to affiliates	(83)	(159)
Operating lease liabilities and right-of-use assets	97	119
Other	5	11
Net cash provided by operating activities	13,261	10,004

Cash flows from investing activities:
Purchases of property and equipment	(22)	-
Net cash used in investing activities	(22)	-

Cash flows from financing activities:
Payments of distributions	(11,280)	(11,269)
Proceeds from revolving credit facility	22,200	30,600
Payments on revolving credit facility	(24,100)	(29,600)
Payments of loan fees	(56)	-
Net cash used in financing activities	(13,236)	(10,269)

Net change in cash and cash equivalents	3	(265)
Cash and cash equivalents, beginning of period	261	569
Cash and cash equivalents, end of period	$264	$304

Supplemental disclosures of cash flow
Cash paid for income taxes	$78	$126
Cash paid for interest	$1,537	$1,780

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

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the partnership’s 2019 annual report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on February 20, 2020.

The partnership accounts for its interest in joint ventures using the equity method of accounting, with its investment recorded at the acquisition cost plus the partnership’s share of equity in undistributed earnings or losses and reduced by distributions received.

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the reporting period. The partnership bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances. The partnership regularly evaluates the appropriateness of these estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including, but not limited to, those related to revenue recognition, depreciation of property and equipment, asset retirement obligations, operating leases, and impairment of long-lived assets and goodwill, are impacted significantly by judgments, assumptions and estimates used to prepare the consolidated financial statements.

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.1 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol its parent produces. The ethanol produced by the parent is predominantly fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol, other fuels or products it handles. As a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

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

Concentrations of Credit Risk

In the normal course of business, the partnership is exposed to credit risk resulting from the possibility a loss may occur due to failure of another party to perform according to the terms of their contract. The partnership provides fuel storage and transportation services for various parties with a significant portion of its revenues earned from Green Plains Trade. The partnership continually monitors its credit risk exposure and concentrations. Please refer to Note 2 – Revenue and Note 11 – Related Party Transactions to the consolidated financial statements for additional information.

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

Asset Retirement Obligations

The partnership records an ARO for the fair value of the estimated costs to retire a tangible long-lived asset in the period incurred if it can be reasonably estimated, which is subsequently adjusted for accretion expense. Corresponding asset retirement costs are capitalized as a long-lived asset and depreciated on a straight-line basis over the asset’s remaining useful life. The expected present value technique used to calculate the fair value of the AROs includes assumptions about costs, settlement dates, interest accretion, and inflation. Changes in assumptions, such as the amount or timing of estimated cash flows, could increase or decrease the AROs. The partnership’s AROs are based on legal obligations to perform remedial activity related to land, machinery and equipment when certain operating leases expire. Please refer to Note 5 – Asset Retirement Obligations to the consolidated financial statements for additional information.

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

Revenue by Source

The following table disaggregates our revenue by major source for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues
Service revenues
Terminal services	$2,085	$2,566
Trucking and other	1,168	895
Total service revenues	3,253	3,461
Leasing revenues (1)
Storage and throughput services	11,785	11,785
Railcar transportation services	5,124	5,619
Terminal services	109	222
Total leasing revenues	17,018	17,626
Total revenues	$20,271	$21,087

(1) Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, Revenue from Contracts with Customers, and are accounted for under ASC 842, Leases.

Terminal Services Revenue

The partnership provides terminal services and logistics solutions to Green Plains Trade, and other customers, through its fuel terminal facilities under various terminal service agreements, some of which have minimum volume commitments. Revenue generated by these terminals is disaggregated between service revenue and leasing revenue. If Green Plains, or other customers, fail to meet their minimum volume commitments during the applicable term, a deficiency payment equal to the deficient volume multiplied by the applicable fee will be charged. Deficiency payments related to the partnership’s terminal services revenue may not be utilized as credits toward future volumes. At terminals where customers have shared use of terminal and tank storage assets, revenue is generated from contracts with customers and accounted for as service revenue. This service revenue is recognized at the point in time when product is withdrawn from tank storage.

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

Storage and Throughput Revenue

The partnership generates leasing revenue from its storage and throughput agreement with Green Plains Trade based on contractual rates charged for the handling, storage and throughput of ethanol. Under this agreement, Green Plains Trade is required to pay the partnership a fee for a minimum volume commitment regardless of the actual volume delivered. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, the partnership will charge Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire. Revenue is recognized over the term of the lease based on the minimum volume commitment or total actual throughput if in excess of the minimum volume commitment and no deficiency related credits are available for use.

Payment Terms

The partnership has standard payment terms, which vary depending on the nature of the services provided, with the majority of terms falling within 10 to 30 days after transfer of control or completion of services. Contracts generally do not include a significant financing component in instances where the timing of revenue recognition differs from the timing of invoicing.

Major Customers

Revenue from Green Plains Trade Group was $19.0 million and $18.8 million for the three months ended March 31, 2020 and 2019, respectively, which exceeds 10% of the partnership's total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three months ended March 31, 2020 (in thousands):

Amount
Balance at January 1, 2020	$230
Revenue recognized included in beginning balance	(230)
Net additions	225
Balance at March 31, 2020	$225

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of March 31, 2020, in the subsequent quarter when the product is withdrawn from tank storage.

3. GOODWILL

The partnership currently has one reporting unit, BlendStar, to which goodwill is assigned. The decline in the partnership’s stock price caused a decline in the partnership’s market capitalization during the three months ended March 31, 2020. As such, the partnership determined a triggering event had occurred that required an interim impairment assessment for its Blendstar reporting unit as of March 31, 2020. Significant assumptions inherent in the valuation methodologies for goodwill were employed and include, but are not limited to, market capitalization, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the partnership’s quantitative evaluation, it was determined that the fair value of the Blendstar reporting unit exceeded its carrying value. As a result, the partnership concluded that the goodwill assigned to the Blendstar reporting unit was not impaired, but could be at risk of future impairment. The partnership continues to believe that its long-term financial goals will be achieved. As a result of the analysis, the partnership did not record a goodwill impairment charge as of March 31, 2020.

4. DEBT

Revolving Credit Facility

Green Plains Operating Company has a $200.0 million revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. Advances under the credit facility are subject to a floating interest rate based on the preceding fiscal quarter’s consolidated leverage ratio at a base rate plus 1.25% to 2.00%, or LIBOR plus 2.25% to 3.00%. The unused portion of the credit facility is also subject to a commitment fee of 0.35% to 0.50%, depending on the preceding fiscal quarter’s consolidated leverage ratio.

The revolving credit facility is available for revolving loans, including sublimits of $30.0 million for swing line loans and $30.0 million for letters of credit. The revolving credit facility is guaranteed by the partnership, each of its existing subsidiaries, and any potential future domestic subsidiaries. As of March 31, 2020, the revolving credit facility had an average interest rate of 3.95%.

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

The partnership is required to file a Form of Compliance Certificate attesting to its compliance under the revolving credit facility each quarter by the earlier of 45 days from the end of each such quarter or within 5 days of the SEC filing for such quarter or with respect to each fiscal year, the earlier of 90 days from the end of such fiscal year or within 15 days of the SEC filing for such fiscal year. As of March 31, 2020, the partnership was in full compliance with all covenants, and will report a consolidated leverage ratio of 2.47x and a consolidated interest coverage ratio of 6.49x.

The partnership had $130.2 million and $132.1 million of borrowings outstanding under the revolving credit facility as of March 31, 2020, and December 31, 2019, respectively. The partnership believes the carrying amount of its debt approximated fair value at both March 31, 2020 and December 31, 2019.

The revolving credit facility, which is provided by a syndicate of financial institutions, will mature on July 1, 2020 unless extended by agreement of the lenders or replaced by another funding source. The partnership is currently working with its existing lender group to extend the credit facility. While the partnership has not formalized the credit facility or secured additional funding necessary to repay the loan, the partnership believes it is probable that it will source appropriate funding given the partnership’s consistent and stable fee-based cash flows, ongoing profitability, low debt leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that the partnership is unable to refinance its debt with the lenders, the partnership will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional common units, or other measures.

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of March 31, 2020.

5. ASSET RETIREMENT OBLIGATIONS

Under various lease agreements, the partnership has AROs when certain machinery and equipment are disposed or operating leases expire. During the three months ended March 31, 2020, the partnership reassessed the estimated cost of AROs related to its railcar operating leases. The reassessment resulted in a change in estimated costs that has been reflected as an increase of $0.3 million to the AROs and corresponding long-lived assets on the consolidated balance sheet as of March 31, 2020.

The following table summarizes the change in the liability for the AROs during the three months ended March 31, 2020 (in thousands):

Amount
Balance at January 1, 2020	$3,065
Additional asset retirement obligations incurred	67
Liabilities settled	(44)
Accretion expense	62
Change in estimate	323
Balance at March 31, 2020	$3,473

6. UNIT-BASED COMPENSATION

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

There was no change in the number of non-vested unit-based awards during the three months ended March 31, 2020.

Compensation costs related to the unit-based awards of $79 thousand were recognized during both the three months ended March 31, 2020 and 2019. As of March 31, 2020, there was $80 thousand of unrecognized compensation costs from unit-based compensation awards.

7. PARTNERS’ DEFICIT

Changes in partners’ deficit are as follows (in thousands):

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2019	$114,006	$(188,304)	$(1,449)	$(75,747)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,498)	(5,504)	(278)	(11,280)
Net income	5,078	5,084	207	10,369
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2020	$113,665	$(188,724)	$(1,520)	$(76,579)

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2018	$115,352	$(186,635)	$(1,171)	$(72,454)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,487)	(5,504)	(278)	(11,269)
Net income	5,014	5,029	205	10,248
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2019	$114,958	$(187,110)	$(1,244)	$(73,396)

There was no change in the number of common limited partner units outstanding during the three months ended March 31, 2020.

Issuance of Additional Securities

The partnership agreement authorizes the partnership to issue unlimited additional partnership interests on the terms and conditions determined by the general partner without unitholder approval.

Cash Distribution Policy

Quarterly distributions are made from available cash within 45 days after the end of each calendar quarter, assuming the partnership has available cash. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner, including those for future capital expenditures, future acquisitions and anticipated future debt service requirements, plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter.

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

On February 7, 2020, the partnership distributed $11.3 million to unitholders of record as of January 31, 2020, related to the quarterly cash distribution of $0.475 per unit that was declared on January 16, 2020, for the quarter ended December 31, 2019.

On April 16, 2020, the board of directors of the general partner declared a quarterly cash distribution of $0.12 per unit, or approximately $2.8 million, for the quarter ended March 31, 2020. The distribution is payable on May 8, 2020, to unitholders of record at the close of business on May 1, 2020.

The total cash distributions declared for the three months ended March 31, 2020 and 2019, are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
General partner distributions	$57	$225
Incentive distributions	-	53
Total distributions to general partner	57	278

Limited partner common units - public	1,389	5,487
Limited partner common units - Green Plains	1,390	5,504
Total distributions to limited partners	2,779	10,991
Total distributions declared	$2,836	$11,269

8. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of March 31, 2020. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended March 31, 2020
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$2,779	$57	$2,836
Earnings in excess of distributions	7,383	150	7,533
Total net income	$10,162	$207	$10,369

Weighted-average units outstanding - basic and diluted	23,138

Earnings per limited partner unit - basic and diluted	$0.44

	Three Months Ended March 31, 2019
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$10,991	$278	$11,269
Earnings less than distributions	(948)	(73)	(1,021)
Total net income	$10,043	$205	$10,248

Weighted-average units outstanding - basic and diluted	23,119

Earnings per limited partner unit - basic and diluted	$0.43

9. INCOME TAXES

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

10. COMMITMENTS AND CONTINGENCIES

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 11.6 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they are typically subject to significant market dynamics which impact the underlying terms of the agreements.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease expense
Operating lease expense	$3,712	$4,209
Variable lease (benefit) expense (1)	(150)	122
Total lease expense	$3,562	$4,331

(1) Represents amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,613	$4,091

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	5,194	-

Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term	4.3 years	4.2 years

Weighted average discount rate	5.18%	5.19%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2020 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2020	$11,473
2021	9,997
2022	8,456
2023	5,278
2024	3,453
Thereafter	4,181
Total	$42,838
Less: Present value discount	(4,631)
Operating lease liabilities	$38,207

The partnership has additional railcar operating leases that will commence in the second half of 2020 and the first half of 2021 to replace expiring leases, with estimated future minimum lease commitments of approximately $26.6 million and lease terms of five years. The undiscounted amounts are not included in the tables above.

Lease Revenue

The components of lease revenue are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease revenue
Operating lease revenue	$16,954	$17,334
Variable lease revenue (1)	(13)	68
Sublease revenue	77	224
Total lease revenue	$17,018	$17,626

(1) Represents amounts delivered by Green Plains Trade and other customers in excess of various minimum volume commitments, as well as the difference between the contracted railcar volumetric capacity and the actual amount provided to Green Plains Trade during the period.

In accordance with the amended storage and throughput agreement, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement. While this agreement contains a provision stating that the rate could potentially increase above the $0.05 per gallon on the sixth anniversary of the effective date, the potential increase would be based on a percentage change in the Bureau of Labor Producer Price Index, which cannot be predicted at this time. The remaining lease term for this agreement is approximately 8.3 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05 per gallon for the remainder of 2020 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$35,355
2021	47,140
2022	47,140
2023	47,140
2024	47,140
Thereafter	164,990
Total	$388,905

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is approximately 5.3 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2020 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$15,806
2021	14,047
2022	11,839
2023	6,097
2024	3,538
Thereafter	608
Total	$51,935

The partnership provides terminal services and logistics solutions to certain customers under various terminal service agreements, some of which have minimum volume commitments. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment, or total actual throughput if in excess of the minimum volume commitment. The partnership currently has one such agreement, with a remaining lease term of approximately 5.4 years, which includes renewal options reasonably certain to be exercised. Minimum operating lease revenue for this terminal for the remainder of 2020 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$54
2021	74
2022	74
2023	74
2024	74
Thereafter	48
Total	$398

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the three months ended March 31, 2020 and 2019. Aggregate minimum payments under these agreements for the remainder of 2020 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2020	$499
2021	138
2022	157
2023	-
2024	-
Thereafter	-
Total	$794

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not party to any material litigation.

11. RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.8 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

•1-year trucking transportation agreement, initially expiring on May 31, 2020, extended through May 31, 2021 through an automatic renewal;

•Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring on December 31, 2022; and

•Various other terminal services agreements for other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput, rail transportation services, and trucking transportation agreements have various automatic renewal terms if not cancelled by either party within specified timeframes. Please refer to Item 15 – Exhibits, Financial Statement Schedule in our 2019 annual report for further details.

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

For the three months ended March 31, 2020, Green Plains Trade exceeded its minimum volume commitment and received a credit of $0.3 million, which was applied to the $4.0 million volume deficiency credit related to the three months ended March 31, 2019. The remaining balance of this credit of $3.7 million expired as of March 31, 2020. The cumulative minimum volume deficiency credits available to Green Plains Trade as of March 31, 2020 totaled $0.5 million, which will expire if unused by June 30, 2020. These credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average daily railcar volumetric capacity provided by the partnership was 78.8 mmg and 83.4 mmg, respectively, and the associated monthly fee was approximately $0.0214 and $0.0216 per gallon, respectively, during the three months ended March 31, 2020 and 2019. The partnership’s leased railcar fleet consisted of approximately 2,750 and 2,840 railcars as of March 31, 2020 and 2019, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 3.5 mmg and 3.6 mmg for the three months ended March 31, 2020 and 2019, respectively. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

Under the existing Birmingham terminal services agreement, effective through December 31, 2022, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 8.3 mmg per month and pay associated throughput fees, as well as fees for ancillary services.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $16.8 million and $17.2 million for the three months ended March 31, 2020 and 2019, respectively. The partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $2.2 million and $1.6 million for the three months ended March 31, 2020 and 2019, respectively.

Cash Distributions

The partnership distributed $5.8 million to Green Plains related to the quarterly cash distribution paid for both the three months ended March 31, 2020 and 2019.

Equity Method Investment

The partnership recorded a receivable of $23 thousand for various expenses to be reimbursed by NLR as of both March 31, 2020 and December 31, 2019.

12. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of March 31, 2020, the partnership's investment balance in the joint venture was $4.5 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2019 annual report. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results we expect for the full year.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include those discussed in Part I, Item 1A, “Risk Factors,” of our 2019 annual report and in Part II, Item 1A, “Risk Factors,” in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to disruption caused by health epidemics, such as the coronavirus (COVID-19) outbreak; changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; risks related to acquisition and disposition activities; and other risk factors detailed in our reports filed with the SEC.

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

Recent Developments

Impact of COVID-19 and Decline in Oil Demand

We are closely monitoring the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. Although we did not incur significant disruptions during the three months ended March 31, 2020 from COVID-19, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results, or that of our parent from which we obtain a significant portion of our revenues, due to numerous uncertainties.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the energy industry. In early March, the Organization of Petroleum Exporting Countries and their allies (collectively, OPEC+) failed to reach an agreement on production levels for crude oil. This was quickly followed by a widespread slowdown in the U.S. and global economy in an effort to slow the COVID-19 pandemic. While OPEC+ agreed in April to cut production, downward pressure on prices has continued and could continue for the foreseeable future. A combination of these events has significantly deteriorated both prices and demand for various energy commodities and motor fuels, including ethanol, which could negatively impact our business and that of our parent. The situation surrounding COVID-19 continues to evolve rapidly and the ultimate duration and impact of the outbreak as well as the continued decline in oil demand remains highly uncertain and subject to change.

While we have instituted work from home arrangements for certain staff members, there has been no adverse effect on our ability to maintain operations, including our financial reporting systems, our internal controls over financial reporting or our disclosure controls and procedures. In addition, to date we have not incurred any material COVID-19 related contingencies.

For further information regarding the impact of COVID-19 and the decline in oil demand on the partnership, please see Part II, Item 1A, “Risk Factors,” in this report, which is incorporated herein by reference.

Results of Operations

During the first quarter of 2020, our parent’s average utilization rate was approximately 85.9% of capacity, resulting in ethanol production of 240.5 mmg, compared with the contracted minimum volume commitment of 235.7 mmg per quarter. As a result, Green Plains Trade received a credit of $0.3 million, which was applied to the $4.0 million volume deficiency credit related to the three months ended March 31, 2019. The remaining balance of this credit of $3.7 million expired as of March 31, 2020. The cumulative minimum volume deficiency credits available to Green Plains Trade as of March 31, 2020 totaled $0.5 million, which will expire if unused by June 30, 2020. These credits have been previously recognized as revenue, and as such, future volumes throughput by Green Plains Trade in excess of the minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods.

Our parent’s operating strategy is to reduce operating expenses, energy usage, and water consumption while running at higher utilization rates in order to achieve improved margins. However, in the current environment, given the significant drop in driving and gasoline demand, our parent will exercise operational discretion, potentially resulting in reductions in production across the platform, in order to maximize cash liquidity. As such, it is possible that future production could be below the quarterly minimum volume commitments, depending on various factors that drive each bio refineries variable contribution margin, including future driving and gasoline demand for the industry.

Adjusted EBITDA and Distributable Cash Flow

Adjusted EBITDA is defined as earnings before interest expense, income tax expense, depreciation and amortization excluding the amortization of right-of-use assets, plus adjustments for transaction costs related to acquisitions or financing transactions, unit-based compensation expense, net gains or losses on asset sales, and our proportional share of EBITDA adjustments of our equity method investee.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three months ended March 31, 2020 and 2019 (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliations to Non-GAAP Financial Measures:
Net income	$10,369	$10,248
Interest expense	1,864	2,055
Income tax expense	31	52
Depreciation and amortization	961	985
Unit-based compensation expense	79	79
Proportional share of EBITDA adjustments of equity method investee (1)	50	66
Adjusted EBITDA	13,354	13,485
Interest paid or payable	(1,864)	(2,055)
Income taxes paid or payable	(31)	(53)
Maintenance capital expenditures	(22)	-
Distributable cash flow	$11,437	$11,377

Distributions declared (2)	$2,836	$11,269

Coverage ratio	4.03x	1.01x

(1) Represents our proportional share of depreciation and amortization of our equity method investee.

(2) Distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three months ended March 31, 2020 and 2019.

Selected financial information for the three months ended March 31, 2020 and 2019, is as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2020	2019	% Var.
Revenues
Storage and throughput services	$11,785	$11,785	-%
Railcar transportation services	5,124	5,619	(8.8)
Terminal services	2,194	2,788	(21.3)
Trucking and other	1,168	895	30.5
Total revenues	20,271	21,087	(3.9)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,160	6,865	(10.3)
General and administrative	1,044	1,117	(6.5)
Depreciation and amortization	961	985	(2.4)
Total operating expenses	8,165	8,967	(8.9)
Operating income	$12,106	$12,120	(0.1)%

Selected operating data for the three months ended March 31, 2020 and 2019, is as follows (unaudited):

	Three Months Ended March 31,
	2020	2019	% Var.
Product volumes (mmg)
Storage and throughput services	241.6	155.7	55.2%

Terminal services:
Affiliate	32.5	24.8	31.0
Non-affiliate	26.5	25.6	3.5
	59.0	50.4	17.1

Railcar capacity billed (daily avg.)	78.8	83.4	(5.5)

Three Months Ended March 31, 2020, Compared with the Three Months Ended March 31, 2019

Consolidated revenues decreased $0.8 million for the three months ended March 31, 2020, compared with the same period for 2019. Terminal services revenue decreased $0.6 million as a result of a $0.9 million decrease in MVC charges, partially offset by a $0.3 million increase associated with higher throughput volumes. Revenues generated from rail transportation services decreased $0.5 million primarily due to a reduction in volumetric capacity provided as well as lower sublease revenue. These decreases were partially offset by an increase of $0.3 million in trucking and other revenue due to an increase in volumes transported for Green Plains Trade.

Operations and maintenance expenses decreased $0.7 million for the three months ended March 31, 2020, compared with the same period for 2019, primarily due to lower railcar lease expense.

General and administrative expenses decreased $0.1 million for the three months ended March 31, 2020, compared with the same period for 2019, primarily due to a reduction in expenses allocated by our parent under the secondment agreement.

Distributable cash flow for the three months ended March 31, 2020 was comparable to the same period for 2019.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.03 million barrels per day during the first quarter of 2020, which was 2% higher than the 1.01 million barrels for the first quarter of last year. Refiner and blender input volume decreased 3% to 858 thousand barrels per day for the first quarter of 2020, compared with 886 thousand barrels per day for the same quarter last year. Gasoline demand for the first quarter of 2020 decreased 348 thousand barrels per day, or 4% compared to the same quarter last year. U.S. domestic ethanol ending stocks increased by approximately 1.7 million barrels, or 7%, to 25.7 million barrels for the first quarter of 2020. At the end of May 2019, the EPA finalized regulatory changes to apply the 1 pound per square inch Reid Vapor Pressure (RVP) waiver that currently applies to E10 during the summer months so that it applies to E15 as well. This removes a significant barrier to wider sales of E15 in the summer months, thus expanding the market for ethanol in transportation fuel. As of March 17, 2020, there were approximately 2,140 retail stations selling E15 in 30 states, up from 2,080 at the beginning of the year, according to Growth Energy.

In March 2020, members of the Organization of Petroleum Exporting Countries and their allies (collectively, OPEC+) failed to reach an agreement on production levels which led to a substantial decrease in oil prices and an increasingly volatile market. While OPEC+ agreed in April to cut production, downward pressure on prices has continued and could continue for the foreseeable future. In addition, with the widespread shutdowns and “shelter in place” orders across the United States also beginning in March 2020 related to the COVID-19 pandemic, driving miles and fuel consumption have been reduced significantly. This has had a similar impact on ethanol demand resulting in the shutdown of approximately 50% of total industry production capacity.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through February 29, 2020 were approximately 0.35 bgy, up 43% from 0.24 bgy for the same period of 2019. Brazil remained the largest export destination for U.S. ethanol, which accounted for 33% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. In a resolution published August 31, 2019, Brazil raised the annual import quota to 750 million duty free liters distributed on a quarterly basis as follows: September to November 100 million liters, December to February 100 million liters, March to May 275 million liters and June to August 275 million liters. In addition, India, Canada, South Korea, and the Netherlands accounted for 18%, 16%, 7%, and 7%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. In January 2020, China and the United States agreed to certain trade agreements, the impact of which on ethanol are yet to be determined.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 13.6 cents per pound during the first quarter of 2020. We currently estimate that net ethanol exports will range from 1.1 billion to 1.5 billion gallons in 2020, excluding any potential exports to China, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

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

Federal mandates and state-level clean fuel programs supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying our fuel supply, and reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve further growth in U.S. market share.

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

The EPA has the authority to waive the mandates, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or environment. According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total proposed RVO was more than 20% below statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, on December 19, 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020.

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

On April 15, 2020, five Governors sent a letter to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. They contend that the compliance costs – i.e. cost to purchase RINs – is onerous and could put some refineries out of business. The EPA has 90 days to respond, and as of this filing had indicated only that they are “watching the situation closely, and reviewing the governors’ letter.”

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

In a supplemental rulemaking to the 2020 RVO rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they are adding in the trailing three year average of gallons the Department of Energy recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Though the EPA has often disregarded the recommendations of the Department of Energy in years past, they stated in the rule their intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, but have indicated they will adhere to Department of Energy recommendations for the 2019 compliance year applications as well, which should be adjudicated in 2020. There were 26 applications pending as of this filing.

On January 24, 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. The refiners appealed for a rehearing which was denied. It is possible the decision will be appealed to the U.S. Supreme Court. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation.

The White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure.

In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 million gallons. As a result, the Court remanded to the EPA to make up for the 500 million gallons. Despite this, in the proposed 2020 RVO rulemaking released in July 2019, the EPA stated it does not intend to make up the 500 million gallons as the court directed, citing potential burden on obligated parties. The EPA has indicated that it plans to address this court ordered remand in 2020.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in late March 2020. It created and funded multiple programs that have impacted or could impact our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom our parent buys most of its feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price our parent has to pay to purchase the corn. The USDA did not include any CCC funds for ethanol plants as of this filing.

The CARES Act also provided for the Small Business Administration (SBA) to assist companies with fewer than 500 employees, and for some North American Industry Classification System (NAICS) codes, 1,000 employees, and keep them from laying off workers. The Paycheck Protection Program (PPP) was created and quickly paid out all of the funds appropriated, including some to farmers and to ethanol plants with fewer than 1,000 employees. This could create a competitive imbalance in the marketplace, and for farmers, like the CCC funds, incentivize them to delay marketing corn. The PPP had its authorization increased by $321 billion in April.

The CARES Act also directed the Treasury Department to create programs to support medium-sized businesses, with fewer than 1,000 employees in the case of our parent, however neither we nor our parent qualified for these PPP funds from the SBA. The “Main Street” programs provide low interest loans to qualifying companies and we are awaiting the Treasury Department final guidelines to determine if we or our parent qualify.

Ethanol is the primary ingredient in hand sanitizer. The CARES Act also provided a tax exclusion on the shipment of un-denatured ethanol for use in manufacturing hand sanitizer. The FDA has provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Agency and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they are to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021.

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

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. The remaining four cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180 day period the maximum ethanol blend allowed in the country would revert to 5.8%. There is an effort underway to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. U.S. ethanol exports to Mexico totaled 31.2 mmg in 2019.

On January 29, 2020, the President signed into law the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA. The pact maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. The USMCA will take effect on July 1, 2020.

Colombia has banned imports of fuel ethanol for two months, with the possibility of extending the ban one additional month. The Columbian President ordered this emergency decree citing COVID-19 as the rationale. This action is WTO compliant under Article 20 of the GATT. In 2019, the U.S. shipped Columbia 80.2 million gallons of ethanol.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities and borrowings under our revolving credit facility. We consider opportunities to repay, redeem, repurchase or refinance our debt, depending on market conditions, as part of our normal course of doing business. Our ability to meet our debt service obligations and other capital requirements depends on our future operating performance, which is subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We plan to fund future expansion capital expenditures primarily from external sources, including borrowings under our revolving credit facility and issuances of debt and equity securities. In the event that existing liquidity sources are no longer sufficient for our capital requirements, we would explore additional external financing sources. However, there can be no assurance that such sources would be available on terms acceptable to us, if at all.

At March 31, 2020, we had $0.3 million of cash and cash equivalents and $69.8 million available under our revolving credit facility.

Net cash provided by operating activities was $13.3 million for the three months ended March 31, 2020, compared with $10.0 million for the three months ended March 31, 2019. The increase in cash flows from operating activities resulted primarily from an increase in net working capital. Net cash used in investing activities for the three months ended March 31, 2020 was comparable to the same period for 2019. Net cash used in financing activities was $13.2 million for the three months ended March 31, 2020, compared with $10.3 million for the three months ended March 31, 2019. The increase in cash used in financing activities was due to a $2.9 million decrease in net borrowings.

We incurred capital expenditures of $22 thousand for the three months ended March 31, 2020. We do not anticipate significant capital spending for the remainder of 2020.

We did not make any equity method investee contributions related to the NLR joint venture for the three months ended March 31, 2020, and we do not anticipate making significant equity contributions to NLR for the remainder of 2020.

Revolving Credit Facility

Green Plains Operating Company has a $200.0 million secured revolving credit facility, which matures on July 1, 2020, to fund working capital, acquisitions, distributions, capital expenditures and other general partnership purposes. We intend to renew the revolving credit facility or replace it with another line of credit on or before the expiration date. At March 31, 2020, the outstanding principal balance was $130.2 million with an average interest rate of 3.95%.

The revolving credit facility, which is provided by a syndicate of financial institutions, will mature on July 1, 2020 unless extended by agreement of the lenders or replaced by another funding source. We are currently working with the existing lender group to extend the credit facility. While we have not yet formalized the credit facility or secured additional funding necessary to repay the loan, we believe it is probable that we will source appropriate funding given our consistent and stable fee-based cash flows, ongoing profitability, low debt leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that we are unable to refinance our debt with the lenders, we will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional partnership units, or other measures.

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

For more information related to our debt, see Note 4 – Debt to the consolidated financial statements in this report.

Distributions to Unitholders

On February 7, 2020, the partnership distributed $11.3 million to unitholders of record as of January 31, 2020, related to the quarterly cash distribution of $0.475 per unit that was declared on January 16, 2020, for the quarter ended December 31, 2019.

On April 16, 2020, the board of directors of the general partner reduced the quarterly cash distribution by 75% to $0.12 per unit, or approximately $2.8 million, for the quarter ended March 31, 2020. This reduction will free up approximately $33.8 million annually, which we intend to use to amortize debt. The distribution is payable on May 8, 2020, to unitholders of record at the close of business on May 1, 2020.

Contractual Obligations

Our contractual obligations as of March 31, 2020, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$130,200	$130,200	$-	$-	$-
Interest and fees on debt obligations (2)	1,376	1,376	-	-	-
Operating leases (3)	42,838	14,213	17,317	7,480	3,828
Service agreements (4)	794	637	157	-	-
Other (5)	4,719	905	1,782	949	1,083
Total contractual obligations	$179,927	$147,331	$19,256	$8,429	$4,911

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

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to revenue recognition, leases, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare our consolidated financial statements. Information about our critical accounting policies and estimates is included in our 2019 annual report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our revolving credit facility, which bears interest at variable rates. At March 31, 2020, we had $130.2 million outstanding under our revolving credit facility. A 10% change in interest rates would affect our interest expense by approximately $514 thousand per year, assuming no changes in the amount outstanding or other variables under our revolving credit facility.

Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included in this report and in our 2019 annual report.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

We will no longer be an emerging growth company on the earliest of (i) the last day of the fiscal year ending December 31, 2020, (ii) the last day of the fiscal year in which we have more than $1.0 billion in annual revenues, (iii) the date on which the market value of our common units held by non-affiliates exceeds $700.0 million, or (iv) the date on which we have issued more than $1.0 billion of non-convertible debt over a three-year period.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may be involved in litigation that arises during the ordinary course of business. We are not, however, involved in any material litigation at this time.

Item 1A. Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2019, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements” of this report. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factors supplement and/or update risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Our business may be adversely impacted by the recent COVID-19 outbreak in addition to a decrease in energy demand.

The recent outbreak of the coronavirus or COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and is impacting worldwide economic activity. COVID-19 poses a risk on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. We are unable to predict the impact that COVID-19 will have on our future financial position and operating results, or that of our parent from which we obtain a significant portion of our revenues, due to numerous uncertainties. These uncertainties include, but are not limited to:

•the severity of the virus;

•the duration of the outbreak;

•federal, state or local governmental regulations or other actions which could include limitations on our operations;

•the effect on customer demand resulting in a decline in the demand for our parent’s products;

•impacts on our supply chain and potential limitations of supply of our parent’s feedstocks;

•interruptions of our distribution systems and delays in the delivery of product;

•the health of our workforce, and our ability to meet staffing needs which is vital to our operations; and

•volatility in the credit and financial markets.

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the energy industry. In addition to COVID-19, in early March, the Organization of Petroleum Exporting Countries and their allies (collectively, OPEC+) failed to reach an agreement on production levels for crude oil. This was quickly followed by a widespread slowdown in the U.S. and global economy in an effort to slow the COVID-19 pandemic. While OPEC+ agreed in April to cut production, downward pressure on prices has continued and could continue for the foreseeable future. A combination of these events has significantly deteriorated both prices and demand for various energy commodities and motor fuels, including ethanol, which could negatively impact our business and that of our parent. We are unable to predict the overall impact these events will have on our future financial position and operations, including those of our parent.

We are actively managing our response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to our future financial position and operating results, as well as adverse developments in our business. It is not possible for us to predict whether there will be additional government-mandated shelter-in-place and similar government orders that could affect our business, how long the existing orders will remain in place, and how these measures will impact our operations.

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

The revolving credit facility matures on July 1, 2020, and any outstanding balance is due in full on that date. As of March 31, 2020, we had an outstanding principal balance of $130.2 million under the credit facility. The ability to renew the credit facility, refinance the debt or otherwise repay the outstanding debt prior to maturity is dependent upon capital/credit market conditions as well as our financial condition, operating results and cash flows, all of which are subject to prevailing economic and competitive conditions in addition to financial, business, legislative, governmental, political, regulatory and other factors beyond our control. Therefore, we can give no assurance that we will be able to renew the credit facility or refinance the debt on terms favorable to us, or at all, or that we will otherwise be able repay the credit facility obligations in full by the maturity date. In such event, we could face substantial liquidity problems, which could cause a materially adverse impact on our results of operations, cash flows and ability to make distributions to our unitholders.

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

Demand for ethanol is also affected by overall demand for transportation fuel, which is affected by cost, number of miles traveled and vehicle fuel economy. Miles traveled typically increases during the spring and summer months related to vacation travel, followed closely behind the fall season due to holiday travel. Global events, such as COVID-19, have greatly decreased miles traveled and in turn, the demand for ethanol. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. Additionally, factors such as over-supply of ethanol, which has been the case for some time, could continue to negatively impact our parent’s business. Reduced demand for ethanol may depress the value of our parent’s products, erode its margins, and reduce our parent’s, and consequently our, ability to generate revenue or operate profitably.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

We are insured under the property, liability and business interruption policies of our parent, subject to the deductibles and limits under those policies. Our parent has acquired insurance that we and our parent believe to be adequate to prevent loss from material foreseeable risks. However, events may occur for which no insurance is available or for which insurance is not available on terms that are acceptable to our parent. Loss from an event, such as, but not limited to war, riots, pandemics, terrorism or other risks, may not be insured and such a loss may have a material adverse effect on our and our parent’s operations, cash flows and financial position.

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
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: May 6, 2020	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2020	By:	/s/ G. Patrich Simpkins Jr.
G. Patrich Simpkins Jr.
Chief Financial Officer
(Principal Financial Officer)