Form 10-Q
period 2020-06-30
Green Plains Partners LP
filed 2020-08-05
CIK 1635650

extr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2020

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

☐ Yes ☒ No

The registrant had 23,208,171 common units outstanding as of July 30, 2020.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

2019 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2019, filed February 20, 2020
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
CAFE	Corporate Average Fuel Economy
CAMEX	Brazil Chamber of Foreign Trade
Conflicts committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
COVID-19	Coronavirus Disease 2019
D.C.	District of Columbia
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GATT	General Agreement on Tariffs and Trade
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
MVCs	Minimum volume commitments
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
SRE	Small refinery exemption
USDA	U.S. Department of Agriculture
WTO	World Trade Organization

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,037	$261
Accounts receivable	598	985
Accounts receivable from affiliates	16,262	15,666
Prepaid expenses and other	1,286	517
Total current assets	21,183	17,429

Property and equipment, net of accumulated depreciation and amortization of $33,903 and $31,976, respectively	35,953	37,355
Operating lease right-of-use assets	33,897	35,456
Goodwill	10,598	10,598
Investment in equity method investee	3,662	4,329
Other assets	18	486
Total assets	$105,311	$105,653

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$5,279	$5,050
Accounts payable to affiliates	411	543
Accrued and other liabilities	3,174	4,461
Asset retirement obligations	1,000	565
Operating lease current liabilities	11,865	13,093
Current maturities of long-term debt	36,334	132,100
Total current liabilities	58,063	155,812

Long-term debt	90,576	-
Asset retirement obligations	2,610	2,500
Operating lease long-term liabilities	23,214	23,088
Total liabilities	174,463	181,400

Commitments and contingencies (Note 10)

Partners' deficit
Common unitholders - public (11,574,003 units issued and outstanding)	117,342	114,006
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(185,121)	(188,304)
General partner interests	(1,373)	(1,449)
Total partners' deficit	(69,152)	(75,747)
Total liabilities and partners' deficit	$105,311	$105,653

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Affiliate	$18,997	$19,133	$37,980	$37,915
Non-affiliate	1,384	1,692	2,672	3,997
Total revenues	20,381	20,825	40,652	41,912
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,603	6,233	12,763	13,098
General and administrative	878	988	1,922	2,105
Depreciation and amortization	966	771	1,927	1,756
Total operating expenses	8,447	7,992	16,612	16,959
Operating income	11,934	12,833	24,040	24,953
Other income (expense)
Interest income	-	20	-	40
Interest expense	(1,820)	(2,166)	(3,684)	(4,221)
Other	-	(73)	-	(73)
Total other expense	(1,820)	(2,219)	(3,684)	(4,254)
Income before income taxes and income from equity method investee	10,114	10,614	20,356	20,699
Income tax expense	(105)	(47)	(136)	(99)
Income from equity method investee	175	142	333	357
Net income	$10,184	$10,709	$20,553	$20,957

Net income attributable to partners' ownership interests:
General partner	$204	$213	$411	$418
Limited partners - common unitholders	9,980	10,496	20,142	20,539

Earnings per limited partner unit (basic and diluted):
Common units	$0.43	$0.45	$0.87	$0.89

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,138	23,120	23,138	23,119

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$20,553	$20,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,927	1,756
Accretion	127	2
Amortization of debt issuance costs	562	406
Loss on the disposal of assets	-	73
Unit-based compensation	158	158
Income from equity method investee	(333)	(357)
Distribution from equity method investee	1,000	-
Other	75	(17)
Changes in operating assets and liabilities:
Accounts receivable	387	400
Accounts receivable from affiliates	(596)	(6,121)
Prepaid expenses and other assets	(769)	(179)
Accounts payable and accrued liabilities	(1,182)	7,314
Accounts payable to affiliates	(132)	(246)
Operating lease liabilities and right-of-use assets	457	(213)
Other	10	23
Net cash provided by operating activities	22,244	23,956

Cash flows from investing activities:
Purchases of property and equipment, net	(54)	82
Net cash provided by (used in) investing activities	(54)	82

Cash flows from financing activities:
Payments of distributions	(14,116)	(22,538)
Proceeds from credit facility	39,800	41,700
Payments on credit facility	(41,900)	(43,500)
Payments of loan fees	(3,198)	-
Net cash used in financing activities	(19,414)	(24,338)

Net change in cash and cash equivalents	2,776	(300)
Cash and cash equivalents, beginning of period	261	569
Cash and cash equivalents, end of period	$3,037	$269

Supplemental disclosures of cash flow
Cash paid for income taxes	$91	$193
Cash paid for interest	$2,429	$3,762
Capital expenditures in accounts payable	$-	$20
Property and equipment sale in accounts receivable	$-	$30

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

The partnership accounts for its interest in joint ventures using the equity method of accounting, with its investment recorded at the acquisition cost plus the partnership’s share of equity in undistributed earnings and reduced by the partnership’s share of equity in undistributed losses and distributions received.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued amended guidance in ASC 848, Reference Rate Reform Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The amended guidance is not expected to have a material impact on the partnership’s consolidated financial statements.

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

Revenue by Source

The following table disaggregates our revenue by major source for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Service revenues
Terminal services	$2,015	$2,329	$4,100	$4,895
Trucking and other	1,090	1,122	2,258	2,017
Total service revenues	3,105	3,451	6,358	6,912
Leasing revenues (1)
Storage and throughput services	11,785	11,785	23,570	23,570
Railcar transportation services	5,374	5,505	10,498	11,124
Terminal services	117	84	226	306
Total leasing revenues	17,276	17,374	34,294	35,000
Total revenues	$20,381	$20,825	$40,652	$41,912

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

Major Customers

Revenue from Green Plains Trade Group was $19.0 million and $38.0 million for the three and six months ended June 30, 2020, respectively, and $19.1 million and $37.9 million for the three and six months ended June 30, 2019, respectively, which exceeds 10% of the partnership's total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three and six months ended June 30, 2020 (in thousands):

Amount
Balance at January 1, 2020	$230
Revenue recognized included in beginning balance	(230)
Net additions	225
Balance at March 31, 2020	225
Revenue recognized included in beginning balance	(225)
Net additions	251
Balance at June 30, 2020	$251

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of June 30, 2020, in the subsequent quarter when the product is withdrawn from tank storage.

3. GOODWILL

The partnership currently has one reporting unit, BlendStar, to which goodwill is assigned. During the three months ended June 30, 2020, a decline in the partnership’s stock price resulted in a decrease in the partnership’s market capitalization. As such, the partnership determined a triggering event had occurred that required an interim impairment assessment for its Blendstar reporting unit as of June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill impairment testing were employed and include, but are not limited to, market capitalization, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the partnership’s quantitative evaluation, it was determined that the fair value of the Blendstar reporting unit exceeded its carrying value, and the partnership concluded that the goodwill assigned to the Blendstar reporting unit was not impaired, but could be at risk of future impairment.

4. DEBT

Credit Facility

Green Plains Operating Company has a $135.0 million credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility was amended on June 4, 2020, decreasing the total amount available from $200.0 million to $135.0 million. The amended credit facility includes a $130.0 million term loan and a $5.0 million revolving credit facility, and matures on December 31, 2021. The term loan requires a principal payment of $7.5 million on July 15, 2020 and $2.5 million in monthly principal payments beginning August 15, 2020, with a step up to monthly payments of $3.2 million beginning May 15, 2021. In addition, if at any time subsequent to July 15, 2020, the partnership’s cash balance exceeds $2.5 million for more than five consecutive business days, prepayments of outstanding principal are required in an amount equal to the excess cash. The partnership is also required to prepay outstanding principal on the credit facility with 100% of net cash proceeds from any asset disposition or recovery event. Any prepayments on the term loan are applied to the remaining principal balance in inverse order of maturity, including the final payment.

The term loan balance, and any advances on the revolver, are subject to a floating interest rate based on a 1.00% Libor floor plus 4.50% to 5.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. The unused portion of the revolver is also subject to a commitment fee of 0.50%. As of June 30, 2020, the term loan had a balance of $130 million and an interest rate of 6.25% and the revolver was unused.

The credit facility also allows for swing line loans subject to the revolver availability. Swing line loans are subject to a floating interest rate based on the Prime Rate plus 3.50% to 4.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. As of June 30, 2020, there were no outstanding swing line loans.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the equity interests of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property and (iv) substantially all of the partnership’s real property and material leases of real property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated leverage ratio, as of the end of any fiscal quarter, of no more than 3.00x that decreases 0.25x each quarter to 1.50x by December 31, 2021, and a minimum consolidated debt service coverage ratio of 1.10x, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. The consolidated leverage ratio is calculated by dividing total funded indebtedness by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated debt service coverage ratio is calculated by taking the sum of the four preceding fiscal quarters’ consolidated EBITDA minus income taxes and consolidated capital expenditures for such period divided by the sum of the four preceding fiscal quarters’ consolidated interest charges plus consolidated scheduled funded debt payments for such period.

Under the amended terms of the credit facility, the partnership may make quarterly distribution payments in an aggregate amount not to exceed $0.12 per outstanding unit, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution.

The partnership had $130.0 million and $132.1 million of borrowings outstanding under the credit facility as of June 30, 2020, and December 31, 2019, respectively. In addition, the partnership has $3.1 million of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of June 30, 2020. The partnership believes the carrying amount of its debt approximated fair value at both June 30, 2020 and December 31, 2019.

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of June 30, 2020.

5. ASSET RETIREMENT OBLIGATIONS

Under various lease agreements, the partnership has AROs when certain machinery and equipment are disposed or operating leases expire. During the six months ended June 30, 2020, the partnership reassessed the estimated cost of AROs related to its railcar operating leases. The reassessment resulted in a change in estimated costs that has been reflected as an increase of $0.3 million to the ARO liabilities and corresponding assets on the consolidated balance sheet as of June 30, 2020.

The following table summarizes the change in the liability for the AROs during the three and six months ended June 30, 2020 (in thousands):

Amount
Balance at January 1, 2020	$3,065
Additional asset retirement obligations incurred	67
Liabilities settled	(44)
Accretion expense	62
Change in estimate	323
Balance at March 31, 2020	3,473
Additional asset retirement obligations incurred	81
Liabilities settled	(9)
Accretion expense	65
Balance at June 30, 2020	$3,610

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

The non-vested unit-based activity for the six months ended June 30, 2020, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2019	22,856	$14.00
Vested	(22,856)	14.00
Non-vested at June 30, 2020	-	$-	0.0

Compensation costs related to the unit-based awards of $79 thousand and $158 thousand were recognized during both the three and six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there were no unrecognized compensation costs from unit-based compensation awards.

7. PARTNERS’ DEFICIT

Changes in partners’ deficit are as follows (in thousands):

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2019	$114,006	$(188,304)	$(1,449)	$(75,747)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,498)	(5,504)	(278)	(11,280)
Net income	5,078	5,084	207	10,369
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2020	113,665	(188,724)	(1,520)	(76,579)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,389)	(1,390)	(57)	(2,836)
Net income	4,987	4,993	204	10,184
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, June 30, 2020	$117,342	$(185,121)	$(1,373)	$(69,152)

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2018	$115,352	$(186,635)	$(1,171)	$(72,454)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,487)	(5,504)	(278)	(11,269)
Net income	5,014	5,029	205	10,248
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2019	114,958	(187,110)	(1,244)	(73,396)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,487)	(5,504)	(278)	(11,269)
Net income	5,240	5,256	213	10,709
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, June 30, 2019	$114,790	$(187,358)	$(1,309)	$(73,877)

There was no change in the number of common limited partner units outstanding during the six months ended June 30, 2020.

Issuance of Additional Securities

The partnership agreement authorizes the partnership to issue unlimited additional partnership interests on the terms and conditions determined by the general partner without unitholder approval.

Cash Distribution Policy

Quarterly distributions are made from available cash within 45 days after the end of each calendar quarter, assuming the partnership has available cash, up to an aggregate amount not to exceed $0.12 per outstanding unit, subject to the terms of the credit agreement which matures December 31, 2021. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner, including those for future capital expenditures, future acquisitions and anticipated future debt service requirements, plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter.

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

On May 8, 2020, the partnership distributed $2.8 million to unitholders of record as of May 1, 2020, related to the quarterly cash distribution of $0.12 per unit that was declared on April 16, 2020, for the quarter ended March 31, 2020.

On July 16, 2020, the board of directors of the general partner declared a quarterly cash distribution of $0.12 per unit, or approximately $2.8 million, for the quarter ended June 30, 2020. The distribution is payable on August 7, 2020, to unitholders of record at the close of business on July 31, 2020.

The total cash distributions declared for the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General partner distributions	$57	$226	$114	$451
Incentive distributions	-	53	-	106
Total distributions to general partner	57	279	114	557

Limited partner common units - public	1,388	5,497	2,777	10,984
Limited partner common units - Green Plains	1,391	5,504	2,781	11,008
Total distributions to limited partners	2,779	11,001	5,558	21,992
Total distributions declared	$2,836	$11,280	$5,672	$22,549

8. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of June 30, 2020. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended June 30, 2020
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$2,779	$57	$2,836
Earnings in excess of distributions	7,201	147	7,348
Total net income	$9,980	$204	$10,184

Weighted-average units outstanding - basic and diluted	23,138

Earnings per limited partner unit - basic and diluted	$0.43

	Six Months Ended June 30, 2020
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$5,558	$114	$5,672
Earnings in excess of distributions	14,584	297	14,881
Total net income	$20,142	$411	$20,553

Weighted-average units outstanding - basic and diluted	23,138

Earnings per limited partner unit - basic and diluted	$0.87

	Three Months Ended June 30, 2019
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$11,001	$279	$11,280
Earnings less than distributions	(505)	(66)	(571)
Total net income	$10,496	$213	$10,709

Weighted-average units outstanding - basic and diluted	23,120

Earnings per limited partner unit - basic and diluted	$0.45

	Six Months Ended June 30, 2019
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$21,992	$557	$22,549
Earnings less than distributions	(1,453)	(139)	(1,592)
Total net income	$20,539	$418	$20,957

Weighted-average units outstanding - basic and diluted	23,119

Earnings per limited partner unit - basic and diluted	$0.89

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

10. COMMITMENTS AND CONTINGENCIES

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 11.3 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they are typically subject to significant market dynamics which impact the underlying terms of the agreements.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense for the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease expense
Operating lease expense	$3,981	$4,076	$7,693	$8,285
Variable lease expense (benefit) (1)	125	(271)	(25)	(149)
Total lease expense	$4,106	$3,805	$7,668	$8,136

(1) Represents amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease, offset by railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade.

Supplemental cash flow information related to operating leases for the three and six months ended June 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,748	$4,395	$7,361	$8,486

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	-	6,207	5,194	6,207

Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term	4.3 years	4.2 years

Weighted average discount rate	5.19%	5.19%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2020 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2020	$7,730
2021	9,997
2022	8,456
2023	5,278
2024	3,453
Thereafter	4,181
Total	$39,095
Less: Present value discount	(4,016)
Operating lease liabilities	$35,079

The partnership has additional railcar operating leases that will commence in the second half of 2020 and the first half of 2021 to replace expiring leases, with estimated future minimum lease commitments of approximately $26.6 million and lease terms of five years. The amounts are not included in the tables above.

Lease Revenue

The components of lease revenue are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease revenue
Operating lease revenue	$17,177	$17,436	$34,131	$34,770
Variable lease revenue (1)	40	(266)	27	(198)
Sublease revenue	59	204	136	428
Total lease revenue	$17,276	$17,374	$34,294	$35,000

(1) Represents amounts delivered by Green Plains Trade and other customers in excess of various minimum volume commitments, as well as the difference between the contracted railcar volumetric capacity and the actual amount provided to Green Plains Trade during the period.

In accordance with the amended storage and throughput agreement, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement through June 30, 2020, and $0.05312 per gallon beginning July 1, 2020. The remaining lease term for this agreement is 8.0 years, with automatic one year renewal periods, for which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon for the remainder of 2020 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$25,041
2021	50,082
2022	50,082
2023	50,082
2024	50,082
Thereafter	175,283
Total	$400,652

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 5.0 years, with automatic one year renewal periods, for which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2020 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$10,849
2021	14,757
2022	12,549
2023	6,807
2024	4,250
Thereafter	1,081
Total	$50,293

The partnership provides terminal services and logistics solutions to certain customers under various terminal service agreements, some of which have minimum volume commitments. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment, or total actual throughput if in excess of the minimum volume commitment. The partnership currently has one such agreement, with a remaining lease term of 5.2 years, which includes renewal options reasonably certain to be exercised. Minimum operating lease revenue for this terminal for the remainder of 2020 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$37
2021	74
2022	74
2023	74
2024	74
Thereafter	49
Total	$382

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the three and six months ended June 30, 2020 and 2019. Aggregate minimum payments under these agreements for the remainder of 2020 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2020	$334
2021	142
2022	156
2023	-
2024	-
Thereafter	-
Total	$632

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not party to any material litigation.

11. RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.9 million and $1.7 million for the three and six months ended June 30, 2020, respectively, and $0.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

Commercial Agreements

The partnership has various fee-based commercial agreements with Green Plains Trade, including:

•Storage and throughput agreement, expiring on June 30, 2028;

•Rail transportation services agreement, expiring on June 30, 2025;

•Trucking transportation agreement, expiring on May 31, 2021;

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

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg of product per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs through June 30, 2020, and $0.05312 per gallon beginning July 1, 2020. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward payments due on future volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time this option will expire.

For the three months ended June 30, 2020, the partnership charged Green Plains Trade $4.3 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. This credit will expire on June 30, 2021 if unused by Green Plains Trade. The deficiency charge was recognized in revenue by the partnership for the three months ended June 30, 2020, and as such, future volumes throughput by Green Plains Trade in excess of the minimum volume commitment, up to the amount of $4.3 million, will not be recognized in revenue in future periods prior to expiration.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the three and six months ended June 30, 2020, the average daily railcar volumetric capacity provided by the partnership was 80.9 mmg and 79.8 mmg, respectively, and the associated monthly fee was approximately $0.0219 and $0.0217 per gallon, respectively. During the three and six months ended June 30, 2019, the average daily railcar volumetric capacity provided by the partnership was 81.1 mmg and 82.3 mmg, respectively, and the associated monthly fee was approximately $0.0218 and $0.0217 per gallon, respectively. The partnership’s leased railcar fleet consisted of approximately 2,750 and 2,690 railcars as of June 30, 2020 and 2019, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg and 1.6 mmg for the three and six months ended June 30, 2020, respectively. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $17.1 million and $33.9 million for the three and six months ended June 30, 2020 and $17.1 million and $34.3 million for the three and six months ended June 30, 2019, respectively. The partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $1.9 million and $4.1 million for the three and six months ended June 30, 2020 and $2.0 million and $3.6 million for the three and six months ended June 30, 2019, respectively.

Cash Distributions

The partnership distributed $1.4 million and $7.2 million to Green Plains related to the quarterly cash distribution paid for the three and six months ended June 30, 2020, respectively, and $5.8 million and $11.6 million for the three and six months ended June 30, 2019, respectively.

Equity Method Investment

The partnership received a distribution from NLR in the amount of $1.0 million during the three months ended June 30, 2020. In addition, the partnership had an outstanding receivable of $23 thousand due from NLR for various reimbursable expenses as of June 30, 2020 and December 31, 2019.

12. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of June 30, 2020, the partnership's investment balance in the joint venture was $3.7 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2019 annual report. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results we expect for the full year.

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

Recent Developments

Impact of COVID-19 and Decline in Oil Demand

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. Although we did not incur significant disruptions during the three and six months ended June 30, 2020 from COVID-19, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results, or that of our parent from which we obtain a significant portion of our revenues, due to numerous uncertainties.

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

Results of Operations

During the second quarter of 2020, our parent’s average utilization rate decreased to approximately 53.5% of capacity, primarily due to lower margins driven by a significant reduction in motor fuel demand as a result of the COVID-19 pandemic. Ethanol throughput was 150.1 mmg, compared with the contracted minimum volume commitment of 235.7 mmg per quarter. As a result, the partnership charged Green Plains Trade $4.3 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. This credit will expire on June 30, 2021 if unused by Green Plains Trade. The deficiency charge was recognized in revenue by the partnership for the three months ended June 30, 2020, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of $4.3 million, will not be recognized in revenue in future periods prior to expiration.

Our parent’s operating strategy is to reduce operating expenses, energy usage, and water consumption while running at higher utilization rates in order to achieve improved margins. However, in the current environment, given the significant drop in driving and gasoline demand experienced in the second quarter due to the weak ethanol margin environment and lingering effects of the COVID-19 pandemic, our parent may exercise operational discretion that results in reductions in production across the platform, in order to maximize cash liquidity. As such, it is possible that production could be below minimum volume commitments in the future, depending on various factors that drive each bio-refineries variable contribution margin, including future driving and gasoline demand for the industry.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and six months ended June 30, 2020 and 2019 (unaudited, dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliations to Non-GAAP Financial Measures:
Net income	$10,184	$10,709	$20,553	$20,957
Interest expense	1,820	2,166	3,684	4,221
Income tax expense	105	47	136	99
Depreciation and amortization	966	771	1,927	1,756
Unit-based compensation expense	79	79	158	158
Loss on the disposal of assets	-	73	-	73
Proportional share of EBITDA adjustments of equity method investee (1)	44	43	94	109
Adjusted EBITDA	13,198	13,888	26,552	27,373
Interest paid or payable	(1,820)	(2,166)	(3,684)	(4,221)
Income taxes paid or payable	(30)	(43)	(61)	(96)
Maintenance capital expenditures	(32)	-	(54)	-
Distributable cash flow	$11,316	$11,679	$22,753	$23,056

Distributions declared (2)	$2,836	$11,280	$5,672	$22,549

Coverage ratio	3.99x	1.04x	4.01x	1.02x

(1) Represents our proportional share of depreciation and amortization of our equity method investee.

(2) Distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three and six months ended June 30, 2020 and 2019.

Selected financial information for the three and six months ended June 30, 2020 and 2019, is as follows (unaudited, in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Var.	2020	2019	% Var.
Revenues
Storage and throughput services	$11,785	$11,785	-%	$23,570	$23,570	-%
Railcar transportation services	5,374	5,505	(2.4)	10,498	11,124	(5.6)
Terminal services	2,132	2,413	(11.6)	4,326	5,201	(16.8)
Trucking and other	1,090	1,122	(2.9)	2,258	2,017	11.9
Total revenues	20,381	20,825	(2.1)	40,652	41,912	(3.0)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,603	6,233	5.9	12,763	13,098	(2.6)
General and administrative	878	988	(11.1)	1,922	2,105	(8.7)
Depreciation and amortization	966	771	25.3	1,927	1,756	9.7
Total operating expenses	8,447	7,992	5.7	16,612	16,959	(2.0)
Operating income	$11,934	$12,833	(7.0)%	$24,040	$24,953	(3.7)%

Selected operating data for the three and six months ended June 30, 2020 and 2019, is as follows (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Var.	2020	2019	% Var.
Product volumes (mmg)
Storage and throughput services	150.1	225.1	(33.3)%	391.7	380.8	2.9%

Terminal services:
Affiliate	22.3	29.8	(25.2)	54.8	54.6	0.4
Non-affiliate	24.1	27.2	(11.4)	50.6	52.8	(4.2)
	46.4	57.0	(18.6)	105.4	107.4	(1.9)

Railcar capacity billed (daily avg.)	80.9	81.1	(0.2)	79.8	82.3	(3.0)

Three Months Ended June 30, 2020, Compared with the Three Months Ended June 30, 2019

Consolidated revenues decreased $0.4 million for the three months ended June 30, 2020, compared with the same period for 2019. Terminal services revenue decreased $0.3 million primarily as result of a decrease in fees associated with minimum volume commitments. Revenues generated from railcar transportation services decreased $0.1 million primarily due to lower sublease revenue.

Operations and maintenance expenses increased $0.4 million for the three months ended June 30, 2020, compared with the same period for 2019, primarily due to an increase in railcar lease expense, as well as accretion expense associated with asset retirement obligations.

General and administrative expenses decreased $0.1 million for the three months ended June 30, 2020, compared with the same period for 2019, primarily due to a reduction in accounting fees.

Distributable cash flow for the three months ended June 30, 2020 decreased $0.4 million compared with the same period for 2019, primarily due to a decrease in income from operations.

Six Months Ended June 30, 2020, Compared with the Six Months Ended June 30, 2019

Consolidated revenues decreased $1.3 million for the six months ended June 30, 2020, compared with the same period for 2019. Terminal services revenue decreased $0.9 million primarily as result of a decrease in fees associated with minimum volume commitments. Revenues generated from railcar transportation services decreased $0.6 million due to a reduction in average volumetric capacity provided, as well as lower sublease revenue. These decreases were partially offset by an increase of $0.2 million in trucking and other revenue associated with an increase in volumes transported for Green Plains Trade.

Operations and maintenance expenses decreased $0.3 million for the six months ended June 30, 2020, compared with the same period for 2019, primarily due to a reduction in railcar lease expense, offset by increased expenses for insurance, as well as accretion expense associated with asset retirement obligations.

General and administrative expenses decreased $0.2 million for the six months ended June 30, 2020, compared with the same period for 2019, primarily due to a reduction in accounting fees, as well as a reduction in expenses allocated by our parent under the secondment agreement.

Distributable cash flow for the six months ended June 30, 2020 decreased $0.3 million compared with the same period for 2019, primarily due to a decrease in income from operations.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 0.71 million barrels per day during the second quarter of 2020, which was 33% lower than the 1.05 million barrels per day for the same quarter last year. Refiner and blender input volume decreased 29% to 0.67 million barrels per day for the second quarter of 2020, compared with 0.94 million barrels per day for the same quarter last year. Gasoline demand for the second quarter of 2020 decreased 2.6 million barrels per day, or 27% compared to the same quarter last year. U.S. domestic ethanol ending stocks decreased by approximately 2.7 million barrels, or 12%, to 20.2 million barrels for the second quarter of 2020. At the end of May 2019, the EPA finalized regulations applying the one pound per square inch Reid Vapor Pressure (RVP) waiver that applied to E10 during summer months to apply to E15 as well. This removed a significant barrier to wider sales of E15 in the summer months, thus expanding the market for ethanol in transportation fuel. As of June 30, 2020, there were approximately 2,194 retail stations selling E15 in 30 states, up from 2,080 at the beginning of the year, according to Growth Energy.

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

During the quarter, as economies began to slowly open up from the COVID-19 pandemic, driving demand began to recover and was approximately 90% of prior year levels for the month of July.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through May 31, 2020 were approximately 0.65 bgy, up 1.6% from 0.64 bgy for the same period of 2019. Brazil remained the largest export destination for U.S. ethanol, which accounted for 27% of domestic ethanol export volume despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade, or CAMEX. In a resolution published August 31, 2019, Brazil raised the annual import quota to 750 million duty free liters distributed on a quarterly basis as follows: September to November 100 million liters, December to February 100 million liters, March to May 275 million liters and June to August 275 million liters. In addition, India, Canada, and South Korea accounted for 17%, 16%, and 8%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. In January 2020, China and the United States agreed to certain trade agreements, the impact of which on ethanol are yet to be determined.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 10.9 cents per pound during the second quarter of 2020. We currently estimate that net ethanol exports will range from 1.1 billion to 1.5 billion gallons in 2020, excluding any potential exports to China, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

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

Congress first enacted CAFE in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. Flexible-fuel vehicles (FFVs), which are designed to run on a mixture of fuels, including higher blends of ethanol such as E85, receive preferential treatment in the form of CAFE credits. There are approximately 21 million FFVs on the road in the U.S. today, 16 million of which are light duty trucks. FFV credits have been decreasing since 2014 and will be completely phased out in 2020. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, which has the potential to slow the growth of E85 markets. However, California’s Low Carbon Fuel Standard program (LCFS) has driven growth in E85 usage, and other state/regional LCFS programs have the potential to do the same.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer is being challenged in an action filed in Federal District Court for the DC Circuit. However, the One-Pound Waiver remains in effect.

The RFS II has been a driving factor in the growth of ethanol usage in the United States. When the RFS II was established in 2010, the required volume of “conventional” or corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On December 19, 2019, the EPA announced the final 2020 RVO for conventional ethanol, which met the 15.0-billion-gallon congressional target. The EPA has not yet released a draft RVO rule for the 2021volumes, though it typically does so in June or July, and aims to finalize the rule by November 30 each year.

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

The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties.

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

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure.

In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 million gallons. As a result, the Court remanded to the EPA to make up for the 500 million gallons. Despite this, in the proposed 2020 RVO rulemaking released in July 2019, the EPA stated it does not intend to make up the 500 million gallons as the court directed, citing potential burden on obligated parties. The EPA has indicated that it plans to address this court ordered remand in conjunction with the 2021 RVO rulemaking.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in March 2020, which created and funded multiple programs that have impacted or could impact our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase the corn. The USDA did not include any CCC funds for ethanol plants as of this filing.

The CARES Act provided for the Small Business Administration (SBA) to assist companies with fewer than 500 employees, and for some North American Industry Classification System (NAICS) codes, 1,000 employees, and keep them from laying off workers. The Paycheck Protection Program (PPP) was created and made payments to many farmers and ethanol plants with fewer than 1,000 employees. This could create a competitive imbalance in the marketplace, and for farmers, like the CCC funds, incentivize them to delay marketing corn. The PPP had its authorization increased by $321 billion in April.

The CARES Act also directed the Treasury Department to create programs to support medium-sized businesses, with fewer than 10,000 employees. The “Main Street” programs provide low interest loans to qualifying companies, though we do not qualify according to the most recent guidance from the Treasury Department.

Industrial grade ethanol is the primary ingredient in hand sanitizer. The CARES Act provided a tax exclusion on the shipment of un-denatured ethanol for use in manufacturing hand sanitizer. The FDA has provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis, which was extended on July 25, 2020 by the U.S. Secretary of Health and Human Services.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Agency and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they are to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021. To date, in 2020, there have been no meaningful purchases of U.S. ethanol by China.

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

Our parent’s exports also face tariffs, rate quotas, countervailing duties, and other hurdles in the European Union, India, Peru, Columbia and elsewhere, which limits the ability to compete in some markets. Some countries are using the COVID-19 crisis as justification for raising duties on imports of U.S. ethanol, or blocking our imports entirely.

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

On January 29, 2020, the President signed into law the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA. The pact maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. The USMCA went into effect on July 1, 2020.

Colombia banned imports of U.S. fuel ethanol for two months, and on June 30th extended the ban one additional month. The Columbian President ordered this emergency decree citing COVID-19 as the rationale. This action is WTO compliant under Article 20 of the GATT. In 2019, the U.S. shipped Columbia 80.2 million gallons of ethanol.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities and borrowings under our amended credit facility. We consider opportunities to repay or refinance our debt, depending on market conditions, as part of our normal course of doing business. Our ability to meet our debt service obligations and other capital requirements depends on our future operating performance, which is subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We expect operating cash flows will be sufficient to meet our liquidity needs, and plan to utilize a combination of operating cash, refinancing and other strategic actions to repay debt obligations as they come due.

At June 30, 2020, we had $3.0 million of cash and cash equivalents and $5.0 million available under the revolving portion of our amended credit facility.

Net cash provided by operating activities was $22.2 million for the six months ended June 30, 2020, compared with $24.0 million for the six months ended June 30, 2019. The decrease in cash flows from operating activities resulted primarily from an increase in cash payments associated with accounts payable and accrued liabilities, offset by an increase in cash received from affiliates, and the distribution received from NLR. Net cash used in investing activities for the six months ended June 30, 2020 was comparable to the same period in 2019. Net cash used in financing activities was $19.4 million for the six months ended June 30, 2020, compared with $24.3 million for the six months ended June 30, 2019. This decrease was primarily due to the decrease in our quarterly distributions paid, offset by the payment of loan fees associated with amending our credit facility during the second quarter of 2020.

We incurred capital expenditures of $54 thousand for the six months ended June 30, 2020. We do not anticipate significant capital spending for the remainder of 2020.

During the six months ended June 30, 2020 we received a distribution of $1.0 million from our NLR joint venture. We did not make any equity method investee contributions during this period and we do not anticipate making significant equity contributions to NLR for the remainder of 2020. We expect to receive future distributions from NLR as excess cash becomes available.

Credit Facility

The Green Plains Operating Company credit facility was amended on June 4, 2020, decreasing the total amount available from $200.0 million to $135.0 million, to fund working capital, capital expenditures and other general partnership purposes. The amended credit facility, which includes a $130.0 million term loan and a $5.0 million revolving credit facility, requires monthly principal payments and matures on December 31, 2021. At June 30, 2020, the outstanding principal balance of the term loan was $130.0 million, with $5.0 million available on the revolver, and an interest rate of 6.25%.

In certain situations we are required to make prepayments on the outstanding principal balance on the credit facility. If at any time our cash balance exceeds $2.5 million for more than five consecutive business days, prepayments of outstanding principal are required in an amount equal to the excess cash. We are also required to prepay outstanding principal on the credit facility with 100% of net cash proceeds from any asset disposition or recovery event. Any prepayments on the term loan are applied to the remaining principal balance in inverse order of maturity, including the final payment.

We use LIBOR as a reference rate for our credit facility. LIBOR is set to be phased out at the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. We may need to amend our credit facility to determine the interest rate to replace LIBOR with the new standard that is established. The potential effect of any such event on interest expense cannot yet be determined.

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

On May 8, 2020, the partnership distributed $2.8 million to unitholders of record as of May 1, 2020, related to the quarterly cash distribution of $0.12 per unit that was declared on April 16, 2020 for the quarter ended March 31, 2020.

On July 16, 2020, the board of directors of the general partner declared a quarterly cash distribution of $0.12 per unit, or approximately $2.8 million, for the quarter ended June 30, 2020. The distribution is payable on August 7, 2020, to unitholders of record at the close of business on July 31, 2020.

Contractual Obligations

Our contractual obligations as of June 30, 2020, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$130,000	$36,334	$93,666	$-	$-
Interest and fees on debt obligations (2)	9,572	6,668	2,904	-	-
Operating leases (3)	39,095	12,921	15,990	6,579	3,605
Service agreements (4)	632	475	157	-	-
Other (5)	4,791	1,084	1,952	604	1,151
Total contractual obligations	$184,090	$57,482	$114,669	$7,183	$4,756

(1) Includes the current portion of long-term debt and excludes the effect of any debt discounts.

(2) Interest amounts are calculated based on the terms of the loans using current interest rates, assuming scheduled principal and interest amounts are paid pursuant to the credit agreement. Includes administrative and/or commitment fees on debt obligations.

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

Interest Rate Risk

We are exposed to interest rate risk through our credit facility, which bears interest at variable rates. At June 30, 2020, we had $130.0 million outstanding under the credit facility. A 10% change in interest rates would affect our interest expense by approximately $813 thousand per year, assuming no changes in the amount outstanding or other variables.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Emerging Growth Company Status

As an emerging growth company, we were not required to provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting, adopt new or revised financial accounting standards until they apply to private companies, comply with any new requirements adopted by the PCAOB to rotate audit firms or supplement the auditor’s report with additional information about the audit and financial statements of the issuer, or disclose the same level of information about executive compensation required of larger public companies. We elected to take advantage of these provisions except for the exemption that allowed us to extend the transition period for compliance with new or revised financial accounting standards.

Effective December 31, 2020, we will no longer be an emerging growth company and will be required to provide an independent auditor’s attestation report on the effectiveness of our system of control over financial reporting as of December 31, 2020. In addition, management will continue to be required to report on the design and operating effectiveness of our internal control over financial reporting as of December 31, 2020, based on the Internal Control – Integrated Framework (2013) issued by the Committee on Sponsoring Organizations of the Treadway Commission.

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

Our business may be adversely impacted by the recent COVID-19 outbreak.

The outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and continues to impact worldwide economic activity. COVID-19 poses a risk on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. We are unable to predict the impact that COVID-19 will have on our future financial position and operating results, or that of our parent from which we obtain a significant portion of our revenues, due to numerous uncertainties. These uncertainties include, but are not limited to:

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

We continue to actively manage our response in collaboration with customers, government officials, team members and business partners and assessing potential impacts to our future financial position and operating results, as well as adverse developments in our business. It is not possible for us to predict whether there will be additional government-mandated shelter-in-place and similar government orders that could affect our business, how long the existing orders will remain in place, and how these measures will impact our operations or those of our parent.

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

Certain of our parent’s ethanol production plants and our related storage tanks, as well as certain of our fuel terminal facilities, are located within recognized seismic and flood zones. We believe that the design of these facilities has been modified to fortify them to meet structural requirements for those regions of the country. Our parent has also obtained additional insurance coverage specific to earthquake and flood risks for the applicable plants and fuel terminals. However, there is no assurance that any such facility would remain in operation if a seismic or flood event were to occur.

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
10.1

Fourth Amendment to Credit Agreement, dated June 4, 2020, by and among Green Plains Operating Company LLC, as the Borrower, the subsidiaries of the Borrower identified therein, Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 4, 2020).

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
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: August 5, 2020	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ G. Patrich Simpkins Jr.
G. Patrich Simpkins Jr.
Chief Financial Officer
(Principal Financial Officer)