Form 10-Q
period 2020-09-30
Green Plains Partners LP
filed 2020-11-06
CIK 1635650

extr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2020

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

☐ Yes ☒ No

The registrant had 23,208,171 common units outstanding as of November 2, 2020.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

2019 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2019, filed February 20, 2020
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
CAFE	Corporate Average Fuel Economy
CAMEX	Brazil Chamber of Foreign Trade
Conflicts committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
COVID-19	Coronavirus Disease 2019
D.C.	District of Columbia
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
GATT	General Agreement on Tariffs and Trade
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
SRE	Small refinery exemption
USDA	U.S. Department of Agriculture
WTO	World Trade Organization

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75	$261
Accounts receivable	156	985
Accounts receivable from affiliates	16,616	15,666
Prepaid expenses and other	1,098	517
Total current assets	17,945	17,429

Property and equipment, net of accumulated depreciation and amortization of $34,751 and $31,976, respectively	35,186	37,355
Operating lease right-of-use assets	36,330	35,456
Goodwill	10,598	10,598
Investment in equity method investee	3,817	4,329
Other assets	15	486
Total assets	$103,891	$105,653

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$4,512	$5,050
Accounts payable to affiliates	383	543
Accrued and other liabilities	3,759	4,461
Asset retirement obligations	932	565
Operating lease current liabilities	11,360	13,093
Current maturities of long-term debt	34,035	132,100
Total current liabilities	54,981	155,812

Long-term debt	81,356	-
Asset retirement obligations	2,770	2,500
Operating lease long-term liabilities	26,384	23,088
Total liabilities	165,491	181,400

Commitments and contingencies (Note 10)

Partners' deficit
Common unitholders - public (11,621,623 and 11,574,003 units issued and outstanding, respectively)	121,087	114,006
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(181,470)	(188,304)
General partner interests	(1,217)	(1,449)
Total partners' deficit	(61,600)	(75,747)
Total liabilities and partners' deficit	$103,891	$105,653

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Affiliate	$20,347	$18,836	$58,327	$56,751
Non-affiliate	1,035	1,318	3,707	5,315
Total revenues	21,382	20,154	62,034	62,066
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,647	6,216	19,410	19,314
General and administrative	1,116	949	3,038	3,054
Depreciation and amortization	940	991	2,867	2,747
Total operating expenses	8,703	8,156	25,315	25,115
Operating income	12,679	11,998	36,719	36,951
Other income (expense)
Interest income	-	21	-	61
Interest expense	(2,498)	(2,103)	(6,182)	(6,324)
Other	-	88	-	15
Total other expense	(2,498)	(1,994)	(6,182)	(6,248)
Income before income taxes and income from equity method investee	10,181	10,004	30,537	30,703
Income tax expense	(30)	(45)	(166)	(144)
Income from equity method investee	155	173	488	530
Net income	$10,306	$10,132	$30,859	$31,089

Net income attributable to partners' ownership interests:
General partner	$206	$203	$617	$621
Limited partners - common unitholders	10,100	9,929	30,242	30,468

Earnings per limited partner unit (basic and diluted):
Common units	$0.44	$0.43	$1.31	$1.32

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,161	23,138	23,145	23,125

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$30,859	$31,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,867	2,747
Accretion	195	178
Amortization of debt issuance costs	1,125	610
Gain on the disposal of assets	-	(14)
Unit-based compensation	239	239
Income from equity method investee	(488)	(530)
Distribution from equity method investee	1,000	-
Other	75	(19)
Changes in operating assets and liabilities:
Accounts receivable	829	763
Accounts receivable from affiliates	(950)	(3,415)
Prepaid expenses and other assets	(581)	(31)
Accounts payable and accrued liabilities	(1,435)	4,882
Accounts payable to affiliates	(160)	(276)
Operating lease liabilities and right-of-use assets	689	(97)
Other	13	33
Net cash provided by operating activities	34,277	36,159

Cash flows from investing activities:
Purchases of property and equipment	(117)	(62)
Proceeds from the disposal of property and equipment	-	136
Net cash provided by (used in) investing activities	(117)	74

Cash flows from financing activities:
Payments of distributions	(16,958)	(33,818)
Proceeds from revolving credit facility	43,100	65,100
Payments on revolving credit facility	(47,500)	(67,100)
Proceeds from issuance of long-term debt	3,000	-
Principal payments on long-term debt	(12,500)	-
Payments of loan fees	(3,495)	-
Other	7	6
Net cash used in financing activities	(34,346)	(35,812)

Net change in cash and cash equivalents	(186)	421
Cash and cash equivalents, beginning of period	261	569
Cash and cash equivalents, end of period	$75	$990

Supplemental disclosures of cash flow
Cash paid for income taxes	$96	$203
Cash paid for interest	$4,780	$5,700
Capital expenditures in accounts payable	$-	$116

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

Revenue by Source

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Service revenues
Terminal services	$2,047	$2,150	$6,147	$7,045
Trucking and other	1,162	1,171	3,420	3,188
Total service revenues	3,209	3,321	9,567	10,233
Leasing revenues (1)
Storage and throughput services	12,520	11,785	36,090	35,355
Railcar transportation services	5,538	5,005	16,036	16,129
Terminal services	115	43	341	349
Total leasing revenues	18,173	16,833	52,467	51,833
Total revenues	$21,382	$20,154	$62,034	$62,066

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

Major Customers

Revenue from Green Plains Trade Group was $20.3 million and $58.3 million for the three and nine months ended September 30, 2020, respectively, and $18.8 million and $56.8 million for the three and nine months ended September 30, 2019, respectively, which exceeds 10% of the partnership’s total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three and nine months ended September 30, 2020 (in thousands):

Amount
Balance at January 1, 2020	$230
Revenue recognized included in beginning balance	(230)
Net additions	225
Balance at March 31, 2020	225
Revenue recognized included in beginning balance	(225)
Net additions	251
Balance at June 30, 2020	251
Revenue recognized included in beginning balance	(251)
Net additions	166
Balance at September 30, 2020	$166

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of September 30, 2020, in the subsequent quarter when the product is withdrawn from tank storage.

3. GOODWILL

The partnership currently has one reporting unit, BlendStar, to which goodwill is assigned. During the first half of 2020, a decline in the partnership’s stock price resulted in a decrease in the partnership’s market capitalization. As such, the partnership determined a triggering event had occurred that required an interim impairment assessment for its Blendstar reporting unit for both the three months ended March 31, 2020 as well as the three months ended June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill impairment testing were employed and include, but are not limited to, market capitalization, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the partnership’s quantitative evaluation, it was determined that the fair value of the Blendstar reporting unit exceeded its carrying value, and the partnership concluded that the goodwill assigned to the Blendstar reporting unit was not impaired, but could be at risk of future impairment. During the three months ended September 30, 2020, the partnership did not identify any triggering events, and as such, no impairment assessment was deemed necessary.

4. DEBT

Credit Facility

Green Plains Operating Company has a credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility was amended on June 4, 2020, decreasing the total amount available from $200.0 million to $135.0 million. The amended credit facility includes a $130.0 million term loan and a $5.0 million revolving credit facility maturing on December 31, 2021. The partnership made $12.5 million in principal payments on the term loan during the three and nine months ended September 30, 2020. Monthly principal payments of $2.5 million are required October 15, 2020 through April 15, 2021, with a step up to monthly payments of $3.2 million beginning May 15, 2021 through maturity.

In certain situations the partnership is required to make prepayments on the outstanding principal balance on the credit facility. If at any time subsequent to July 15, 2020, the partnership’s cash balance exceeds $2.5 million for more than five consecutive business days, prepayments of outstanding principal are required in an amount equal to the excess cash. The partnership is also required to prepay outstanding principal on the credit facility with 100% of net cash proceeds from any asset disposition or recovery event. Any prepayments on the term loan are applied to the remaining principal balance in inverse order of maturity, including the final payment. As of September 30, 2020, no prepayments on the term loan were required or paid.

The term loan balance, and any advances on the revolver, are subject to a floating interest rate based on a 1.00% Libor floor plus 4.50% to 5.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. The unused portion of the revolver is subject to a commitment fee of 0.50%. The credit facility also allows for swing line loans subject to the revolver availability. Swing line loans are subject to a floating interest rate based on the Prime Rate plus 3.50% to 4.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. As of September 30, 2020, the term loan had a balance of $117.5 million and an interest rate of 6.00%, and there was a swing line loan outstanding of $0.7 million at an interest rate of 7.25%.

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

The partnership had $118.2 million and $132.1 million of borrowings outstanding under the credit facility as of September 30, 2020, and December 31, 2019, respectively. In addition, the partnership had $2.8 million of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of September 30, 2020. The partnership believes the carrying amount of its debt approximated fair value at both September 30, 2020 and December 31, 2019.

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of September 30, 2020.

5. ASSET RETIREMENT OBLIGATIONS

Under various lease agreements, the partnership has AROs when certain machinery and equipment are disposed or operating leases expire. During the nine months ended September 30, 2020, the partnership reassessed the estimated cost of AROs related to its railcar operating leases. The reassessment resulted in a change in estimated costs that has been reflected as an increase of $0.3 million to the ARO liabilities and corresponding assets on the consolidated balance sheet as of September 30, 2020.

The following table summarizes the change in the liability for the AROs during the three and nine months ended September 30, 2020 (in thousands):

Amount
Balance at January 1, 2020	$3,065
Additional asset retirement obligations incurred	67
Liabilities settled	(44)
Accretion expense	62
Change in estimate	323
Balance at March 31, 2020	3,473
Additional asset retirement obligations incurred	81
Liabilities settled	(9)
Accretion expense	65
Balance at June 30, 2020	3,610
Additional asset retirement obligations incurred	110
Liabilities settled	(86)
Accretion expense	68
Balance at September 30, 2020	$3,702

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

The non-vested unit-based activity for the nine months ended September 30, 2020, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2019	22,856	$14.00
Granted	47,620	6.72
Vested	(22,856)	14.00
Non-vested at September 30, 2020	47,620	$6.72	0.8

Compensation costs related to the unit-based awards of $81 thousand and $239 thousand were recognized during both the three and nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $239 thousand of unrecognized compensation costs from unit-based compensation awards.

7. PARTNERS’ DEFICIT

Changes in partners’ deficit are as follows (in thousands):

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2019	$114,006	$(188,304)	$(1,449)	$(75,747)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,498)	(5,504)	(278)	(11,280)
Net income	5,078	5,084	207	10,369
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2020	113,665	(188,724)	(1,520)	(76,579)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,389)	(1,390)	(57)	(2,836)
Net income	4,987	4,993	204	10,184
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, June 30, 2020	117,342	(185,121)	(1,373)	(69,152)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,394)	(1,391)	(57)	(2,842)
Net income	5,058	5,042	206	10,306
Unit-based compensation, including general partner net contributions	81	-	7	88
Balance, September 30, 2020	$121,087	$(181,470)	$(1,217)	$(61,600)

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2018	$115,352	$(186,635)	$(1,171)	$(72,454)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,487)	(5,504)	(278)	(11,269)
Net income	5,014	5,029	205	10,248
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2019	114,958	(187,110)	(1,244)	(73,396)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,487)	(5,504)	(278)	(11,269)
Net income	5,240	5,256	213	10,709
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, June 30, 2019	114,790	(187,358)	(1,309)	(73,877)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,497)	(5,504)	(279)	(11,280)
Net income	4,961	4,968	203	10,132
Unit-based compensation, including general partner net contributions	81	-	6	87
Balance, September 30, 2019	$114,335	$(187,894)	$(1,379)	$(74,938)

A roll forward of the number of common limited partner units outstanding is as follows:

	Common Units-	Common Units-
	Public	Green Plains	Total
Units, December 31, 2019	11,574,003	11,586,548	23,160,551
Units issued under the LTIP	47,620	-	47,620
Units, September 30, 2020	11,621,623	11,586,548	23,208,171

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

On August 7, 2020, the partnership distributed $2.8 million to unitholders of record as of July 31, 2020, related to the quarterly cash distribution of $0.12 per unit that was declared on July 16, 2020, for the quarter ended June 30, 2020.

On October 15, 2020, the board of directors of the general partner declared a quarterly cash distribution of $0.12 per unit, or approximately $2.8 million, for the quarter ended September 30, 2020. The distribution is payable on November 13, 2020, to unitholders of record at the close of business on November 6, 2020.

The total cash distributions declared for the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
General partner distributions	$57	$226	$171	$677
Incentive distributions	-	53	-	159
Total distributions to general partner	57	279	171	836

Limited partner common units - public	1,400	5,497	4,177	16,481
Limited partner common units - Green Plains	1,391	5,504	4,172	16,512
Total distributions to limited partners	2,791	11,001	8,349	32,993
Total distributions declared	$2,848	$11,280	$8,520	$33,829

8. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of September 30, 2020. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended September 30, 2020
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$2,791	$57	$2,848
Earnings in excess of distributions	7,309	149	7,458
Total net income	$10,100	$206	$10,306

Weighted-average units outstanding - basic and diluted	23,161

Earnings per limited partner unit - basic and diluted	$0.44

	Nine Months Ended September 30, 2020
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$8,349	$171	$8,520
Earnings in excess of distributions	21,893	446	22,339
Total net income	$30,242	$617	$30,859

Weighted-average units outstanding - basic and diluted	23,145

Earnings per limited partner unit - basic and diluted	$1.31

	Three Months Ended September 30, 2019
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$11,001	$279	$11,280
Earnings less than distributions	(1,072)	(76)	(1,148)
Total net income	$9,929	$203	$10,132

Weighted-average units outstanding - basic and diluted	23,138

Earnings per limited partner unit - basic and diluted	$0.43

	Nine Months Ended September 30, 2019
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$32,993	$836	$33,829
Earnings less than distributions	(2,525)	(215)	(2,740)
Total net income	$30,468	$621	$31,089

Weighted-average units outstanding - basic and diluted	23,125

Earnings per limited partner unit - basic and diluted	$1.32

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

10. COMMITMENTS AND CONTINGENCIES

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 11.1 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they are typically subject to significant market dynamics which impact the underlying terms of the agreements.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense for the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease expense
Operating lease expense (1)	$4,277	$3,618	$11,970	$11,903
Variable lease benefit (2)	(196)	(90)	(221)	(239)
Total lease expense	$4,081	$3,528	$11,749	$11,664

(1) Amount includes an additional $0.2 million of accelerated lease expense due to the early termination of leased railcar assets for the three and nine months ended September 30, 2020.

(2) Represents railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade, offset by amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease.

Supplemental cash flow information related to operating leases for the three and nine months ended September 30, 2020 and 2019, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,918	$3,502	$11,279	$11,988

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,310	4,427	11,504	10,634

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	7	1,405	7	1,405

Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term	4.4 years	4.2 years

Weighted average discount rate	4.79%	5.19%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2020 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2020	$4,272
2021	11,297
2022	9,763
2023	6,593
2024	4,768
Thereafter	5,277
Total	$41,970
Less: Present value discount	(4,226)
Operating lease liabilities	$37,744

The partnership has additional railcar operating leases that will commence in the fourth quarter of 2020 and the first half of 2021 to replace expiring leases, with undiscounted future lease payments of approximately $24.5 million and lease terms of five to six years. These amounts are not included in the tables above.

Lease Revenue

The components of lease revenue are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease revenue
Operating lease revenue	$17,613	$16,981	$51,744	$51,751
Variable lease revenue (1)	544	(259)	571	(457)
Sublease revenue	16	111	152	539
Total lease revenue	$18,173	$16,833	$52,467	$51,833

(1) Represents amounts charged to Green Plains Trade under the storage and throughput agreement in excess of the initial rate of $0.05 per gallon, amounts delivered by Green Plains Trade and other customers in excess of various minimum volume commitments, and the difference between the contracted railcar volumetric capacity and the actual amount provided to Green Plains Trade during the period.

In accordance with the amended storage and throughput agreement, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement through June 30, 2020, and $0.05312 per gallon subsequent to June 30, 2020. The remaining lease term for this agreement is 7.8 years, with automatic one year renewal periods, for which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon for the remainder of 2020 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$12,520
2021	50,082
2022	50,082
2023	50,082
2024	50,082
Thereafter	175,284
Total	$388,132

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 4.8 years, with automatic one year renewal periods, for which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2020 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$6,058
2021	18,054
2022	15,858
2023	10,126
2024	7,589
Thereafter	4,199
Total	$61,884

The partnership provides terminal services and logistics solutions to certain customers under various terminal service agreements, some of which have minimum volume commitments. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment, or total actual throughput if in excess of the minimum volume commitment. The partnership currently has one such agreement, with a remaining lease term of 4.9 years, which includes renewal options reasonably certain to be exercised. Minimum operating lease revenue for this terminal for the remainder of 2020 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2020	$18
2021	74
2022	74
2023	74
2024	74
Thereafter	49
Total	$363

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the three and nine months ended September 30, 2020 and 2019. Aggregate minimum payments under these agreements for the remainder of 2020 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2020	$168
2021	141
2022	157
2023	-
2024	-
Thereafter	-
Total	$466

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not a party to any material litigation.

11. RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.8 million and $2.5 million for the three and nine months ended September 30, 2020, respectively, and $0.8 million and $2.6 million for the three and nine months ended September 30, 2019, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

Omnibus Agreement

The partnership has entered into an omnibus agreement, as amended, with Green Plains and its affiliates which, among other terms and conditions, addresses the partnership’s obligation to reimburse Green Plains for direct or allocated costs and expenses incurred by Green Plains for general and administrative services; the prohibition of Green Plains and its subsidiaries from owning, operating or investing in any business that owns or operates fuel terminals or fuel transportation assets; the partnership’s right of first offer to acquire assets if Green Plains decides to sell them; a nontransferable, nonexclusive, royalty-free license to use the Green Plains trademark and name; the allocation of taxes among the parent, the partnership and its affiliates and the parent’s preparation and filing of tax returns; and an indemnity by Green Plains for certain environmental and other liabilities.

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

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 235.7 mmg of product per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs through June 30, 2020, and $0.05312 per gallon subsequent to June 30, 2020. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward payments due on future volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time this option will expire.

For the three months ended September 30, 2020, the partnership charged Green Plains Trade $2.4 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. The cumulative minimum volume deficiency credits available to Green Plains Trade as of September 30, 2020 totaled $6.7 million. If these credits are unused by Green Plains Trade, $4.3 million will expire on June 30, 2021 and $2.4 million will expire on September 30, 2021. These credits have been recognized in revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the three and nine months ended September 30, 2020, the average daily railcar volumetric capacity provided by the partnership was 81.5 mmg and 80.4 mmg, respectively, and the associated monthly fee was approximately $0.0226 and $0.0220 per gallon, respectively. During the three and nine months ended September 30, 2019, the average daily railcar volumetric capacity provided by the partnership was 77.0 mmg and 80.5 mmg, respectively, and the associated monthly fee was approximately $0.0212 and $0.0215 per gallon, respectively. The partnership’s leased railcar fleet consisted of approximately 2,820 and 2,690 railcars as of September 30, 2020 and 2019, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg and 2.0 mmg for the three and nine months ended September 30, 2020, respectively. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $18.1 million and $52.0 million for the three and nine months ended September 30, 2020 and $16.6 million and $50.9 million for the three and nine months ended September 30, 2019, respectively. The partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $2.2 million and $6.3 million for the three and nine months ended September 30, 2020 and $2.2 million and $5.8 million for the nine months ended September 30, 2019, respectively.

Cash Distributions

The partnership distributed $1.5 million and $8.7 million to Green Plains related to the quarterly cash distribution paid for the three and nine months ended September 30, 2020, respectively, and $5.7 million and $17.3 million for the three and nine months ended September 30, 2019, respectively.

Equity Method Investment

The partnership received a distribution from NLR in the amount of $1.0 million during the nine months ended September 30, 2020. In addition, the partnership had an outstanding receivable of $25 thousand and $23 thousand due from NLR for various reimbursable expenses as of September 30, 2020 and December 31, 2019, respectively.

12. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of September 30, 2020, the partnership’s investment balance in the joint venture was $3.8 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2019 annual report. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results we expect for the full year.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include those discussed in Part I, Item 1A, “Risk Factors,” of our 2019 annual report and in Part II, Item 1A, “Risk Factors,” in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to disruption caused by health epidemics, such as the COVID-19 outbreak; changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; risks related to acquisition and disposition activities; and other risk factors detailed in our reports filed with the SEC.

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

Recent Developments

Impact of COVID-19 and Decline in Oil Demand

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the energy industry. The situation surrounding COVID-19 continues to evolve rapidly and the ultimate duration and impact of the outbreak remains highly uncertain and subject to change.

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. For the three and nine months ended September 30, 2020, there has been no adverse effect due to COVID-19 on our ability to maintain operations, including our financial reporting systems, our internal controls over financial reporting or our disclosure controls and procedures. In addition, to date we have not incurred any material COVID-19 related contingencies. Although we did not incur significant disruptions, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results, or that of our parent from which we obtain a significant portion of our revenues, due to numerous uncertainties.

For further information regarding the impact of COVID-19 and the decline in oil demand on the partnership, please see Industry Factors Affecting our Results of Operations as well as Part II, Item 1A, “Risk Factors,” in this report, which is incorporated herein by reference.

Results of Operations

During the third quarter of 2020, our parent continued to experience a weak ethanol margin environment, maintaining an average utilization rate of approximately 66.8% of capacity. Ethanol throughput was 189.6 mmg, compared with the contracted minimum volume commitment of 235.7 mmg per quarter. As a result, the partnership charged Green Plains Trade $2.4 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. The cumulative minimum volume deficiency credits available to Green Plains Trade as of September 30, 2020 totaled $6.7 million. If these credits are unused by Green Plains Trade, $4.3 million will expire on June 30, 2021 and $2.4 million will expire on September 30, 2021. These credits have been recognized in revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.

Our parent’s operating strategy is to reduce operating expenses, energy usage, and water consumption while running at higher utilization rates in order to achieve improved margins. However, in the current environment, our parent may exercise operational discretion that results in reductions in production. Additionally, our parent may experience lower run rates due to the construction of various projects as well as delays in receiving the necessary permits required to operate our facilities. It is possible that production could be below minimum volume commitments in the future, depending on various factors that drive each bio-refineries variable contribution margin, including future driving and gasoline demand for the industry. At the same time, our parent is also focused on the deployment of high protein technology at each of its facilities, which could lead to our parent having more consistent margins and operating throughput rates over time.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and nine months ended September 30, 2020 and 2019 (unaudited, dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliations to Non-GAAP Financial Measures:
Net income	$10,306	$10,132	$30,859	$31,089
Interest expense	2,498	2,103	6,182	6,324
Income tax expense	30	45	166	144
Depreciation and amortization	940	991	2,867	2,747
Unit-based compensation expense	81	81	239	239
Gain on the disposal of assets	-	(87)	-	(14)
Proportional share of EBITDA adjustments of equity method investee (1)	43	44	137	153
Adjusted EBITDA	13,898	13,309	40,450	40,682
Interest paid or payable	(2,498)	(2,103)	(6,182)	(6,324)
Income taxes paid or payable	(30)	(45)	(91)	(141)
Maintenance capital expenditures	(62)	(62)	(116)	(62)
Distributable cash flow (2)	$11,308	$11,099	$34,061	$34,155

Distributions declared (3)	$2,848	$11,280	$8,520	$33,829

Coverage ratio	3.97x	0.98x	4.00x	1.01x

(1) Represents our proportional share of depreciation and amortization of our equity method investee.

(2) Distributable cash flow does not include adjustments for the required principal payments on the term loan of $12.5 million for the three and nine months ended September 30, 2020.

(3) Distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three and nine months ended September 30, 2020 and 2019.

Selected financial information for the three and nine months ended September 30, 2020 and 2019, is as follows (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Var.	2020	2019	% Var.
Revenues
Storage and throughput services	$12,520	$11,785	6.2%	$36,090	$35,355	2.1%
Railcar transportation services	5,538	5,005	10.6	16,036	16,129	(0.6)
Terminal services	2,162	2,193	(1.4)	6,488	7,394	(12.3)
Trucking and other	1,162	1,171	(0.8)	3,420	3,188	7.3
Total revenues	21,382	20,154	6.1	62,034	62,066	(0.1)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,647	6,216	6.9	19,410	19,314	0.5
General and administrative	1,116	949	17.6	3,038	3,054	(0.5)
Depreciation and amortization	940	991	(5.1)	2,867	2,747	4.4
Total operating expenses	8,703	8,156	6.7	25,315	25,115	0.8
Operating income	$12,679	$11,998	5.7%	$36,719	$36,951	(0.6)%

Selected operating data for the three and nine months ended September 30, 2020 and 2019, is as follows (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Var.	2020	2019	% Var.
Product volumes (mmg)
Storage and throughput services	189.6	238.9	(20.6)%	581.3	619.7	(6.2)%

Terminal services:
Affiliate	24.5	31.8	(23.0)	79.3	86.4	(8.2)
Non-affiliate	27.7	26.3	5.3	78.3	79.1	(1.0)
	52.2	58.1	(10.2)	157.6	165.5	(4.8)

Railcar capacity billed (daily avg.)	81.5	77.0	5.8	80.4	80.5	(0.1)

Three Months Ended September 30, 2020, Compared with the Three Months Ended September 30, 2019

Consolidated revenues increased $1.2 million for the three months ended September 30, 2020, compared with the same period for 2019. Storage and throughput services revenue increased $0.7 million due to an increase in the rate per gallon charged to Green Plains Trade beginning on July 1, 2020. Railcar transportation services revenue increased $0.5 million primarily due to an increase in average volumetric capacity provided and the average capacity fee charged.

Operations and maintenance expenses increased $0.4 million for the three months ended September 30, 2020, compared with the same period for 2019, primarily due to an increase in railcar lease expense. This increase was due to the acceleration of operating lease expense caused by the early termination of leased railcar assets as well as an increase in the average railcar lease rates.

General and administrative expenses increased $0.2 million for the three months ended September 30, 2020, compared with the same period for 2019, primarily due to increased expenses for insurance and property taxes.

Distributable cash flow increased $0.2 million for the three months ended September 30, 2020, compared with the same period for 2019, primarily due to an increase in income from operations.

Nine Months Ended September 30, 2020, Compared with the Nine Months Ended September 30, 2019

Consolidated revenues for the nine months ended September 30, 2020, were comparable to the same period for 2019. Storage and throughput services revenue increased $0.7 million due to an increase in the rate per gallon charged to Green Plains Trade beginning on July 1, 2020. Trucking and other revenue increased $0.2 million due to an increase in volumes transported for Green Plains Trade. Terminal services revenue decreased $0.9 million primarily as a result of a decrease in fees associated with minimum volume commitments. Revenues generated from railcar transportation services decreased $0.1 million primarily due to lower sublease revenue, partially offset by an increase in the average capacity fee charged.

Operations and maintenance expenses increased $0.1 million for the nine months ended September 30, 2020, compared with the same period for 2019, primarily due to an increase in repair and maintenance expenses as well as expenses allocated by our parent under the secondment agreement, partially offset by a decrease in unloading fees.

General and administrative expenses for the nine months ended September 30, 2020, were comparable to the same period for 2019.

Distributable cash flow decreased $0.1 million for the nine months ended September 30, 2020, compared with the same period for 2019, primarily due to a decrease in income from operations.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 0.92 million barrels per day during the third quarter of 2020, which was 10% lower than the 1.02 million barrels per day for the same quarter last year. Refiner and blender input volume decreased 10% to 0.85 million barrels per day for the third quarter of 2020, compared with 0.94 million barrels per day for the same quarter last year. Gasoline demand for the third quarter of 2020 decreased 0.87 million barrels per day, or 9% compared to the same quarter last year. U.S. domestic ethanol ending stocks decreased by approximately 3.5 million barrels, or 15%, to 19.7 million barrels for the third quarter of 2020. At the end of May 2019, the EPA finalized regulations applying the one pound per square inch Reid Vapor Pressure (RVP) waiver, which applied to E10 during summer months, to apply to E15 as well. This removed a significant barrier to wider sales of E15 in the summer months, thus expanding the market for ethanol in transportation fuel. As of September 30, 2020, according to Prime the Pump, there were approximately 2,250 retail stations selling E15 in 30 states, up from 2,080 at the beginning of the year, as well as 203 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through August 31, 2020 were approximately 0.9 bgy, down 10% from 1.00 bgy for the same period of 2019. Canada moved ahead of Brazil as the largest export destination for U.S. ethanol, which accounted for 22% of domestic ethanol export volume. Brazil, India, and South Korea accounted for 20%, 16%, and 8%, respectively, of U.S. ethanol exports.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. In January 2020, China and the United States struck a “Phase I” trade agreement, which included commitments on agricultural commodity purchases. Ethanol, corn, and distillers grains were included as potential purchases in the agreement. China has been purchasing large quantities of corn, which has raised domestic prices of this feedstock for our parent’s ethanol production process. China has started purchasing more distillers grains than last year, and in October 2020, it was announced that China had purchased a shipment of U.S. ethanol for the first time since March 2018.

The cost to produce the equivalent amount of starch found in sugar from $3.50-per-bushel corn is 7 cents per pound. The average price of sugar was approximately 12.4 cents per pound during the third quarter of 2020. We currently estimate that net ethanol exports will range from 1.2 billion to 1.4 billion gallons in 2020, excluding any significant exports to China, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Various bills and amendments have been proposed in the House and Senate which would eliminate the RFS II entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS II and related regulations can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

Federal mandates and state-level clean fuel programs supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying our fuel supply, and reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve further growth in U.S. market share. In addition, expansion of clean fuel programs in other states, or a national low carbon fuel standard could increase the demand for ethanol, depending on how it is structured.

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

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer is being challenged in an action filed in Federal District Court for the D.C. Circuit. However, the One-Pound Waiver remains in effect, and E15 is sold year round in a number of states.

The RFS II has been a driving factor in the growth of ethanol usage in the United States. When the RFS II was established in 2010, the required volume of “conventional” or corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply (ethanol production) and demand (usage of ethanol blends in older vehicles). On December 19, 2019, the EPA announced the final 2020 RVO for conventional ethanol, which met the 15.0-billion-gallon congressional target. The EPA has not yet released a draft RVO rule for the 2021 volumes. They typically do so in June or July, and aim to finalize the rule by November 30 each year. It is unclear when they will release the RVO for 2021, if at all.

The EPA has the authority to waive the biofuel mandate, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the domestic economy or environment. According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total proposed RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, on December 19, 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if they will propose a reset rulemaking.

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

On October 21, 2020, fifteen Senate Republicans sent a letter to the EPA requesting a general waiver from the RFS to reduce the 2021 RVO, which has not yet been proposed, citing the reduced demand for fuels due to COVID-19. The letter also asked that the 500 million gallon court-ordered remand be ignored, and that any gallons previously exempted through small refineries exemptions not be reallocated among obligated parties.

Under the RFS II, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly.

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

In a supplemental rulemaking to the 2020 RVO rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they are adding in the trailing three year average of gallons the DOE recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Though the EPA has often disregarded the recommendations of the DOE in years past, they stated in the rule their intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, but have indicated they will adhere to the DOE recommendations for the 2019 compliance year applications as well, which should be adjudicated in 2020.

On January 24, 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation.

In light of the 10th Circuit ruling, a number of refineries have applied for “gap year” SREs in an effort to establish a continuous string of relief and to ensure they are able to qualify for SREs going forward. A total of 64 gap year requests were filed with the EPA and reviewed by the DOE. On September 14, 2020 the EPA announced that they were denying 54 of the gap year requests that had been scored and returned by the DOE, regardless of how they had been scored. We believe that they will apply the same standard and deny the remaining ten gap year requests. Without a string of continuous SRE approvals, almost every small refinery would no longer be able to apply for hardship relief in this manner, unless the Supreme Court takes up and overturns the 10th Circuit ruling, which we believe is unlikely.

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. The EPA has indicated it could soon move forward with notice of proposed rulemaking on E15 labeling reforms. On September 12, 2020, President Trump announced his support for amending federal regulations to allow for E15 to be sold through E10 pumps, however federal agencies have yet to take formal action on this directive.

In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 mmg. As a result, the Court remanded to the EPA to make up for the 500 mmg. Despite this, in the proposed 2020 RVO rulemaking released in July 2019, the EPA stated it does not intend to make up the 500 mmg as the court directed, citing potential burden on obligated parties. The EPA had indicated that it plans to address this court ordered remand in conjunction with the 2021 RVO rulemaking, however that rulemaking has been delayed indefinitely for political reasons.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in March 2020, which created and funded multiple programs that have impacted or could impact our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase corn. The USDA did not include any CCC program funds for supporting ethanol plants as of this filing.

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

Industrial grade ethanol is the primary ingredient in hand sanitizer. The CARES Act provided a tax exclusion on the shipment of un-denatured ethanol for use in manufacturing hand sanitizer. The FDA has provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis which on July 25, 2020 was extended another 90 days by the U.S. Secretary of Health and Human Services. We believe it is likely the public health crisis declaration will be extended again.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Agency and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they are to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021. To date in 2020, there have been no meaningful purchases of U.S. ethanol by China.

In Brazil, the Secretary of Foreign Trade issued an official written resolution, imposing a 20% tariff rate quota on U.S. ethanol imports in excess of 150 million liters, or 39.6 mmg per quarter in September 2017. The initial ruling was valid for two years; however, it was extended at the end of August 2019 for an additional year. On an annual basis, Brazil will now allow into the country 750 million duty free liters distributed on a quarterly basis as follows: September to November 100 million liters, December to February 100 million liters, March to May 275 million liters and June to August 275 million liters. After briefly expiring on September 1, 2020, the tariff rate quota was extended for 90 days on September 14, 2020.

Our parent’s exports also face tariffs, rate quotas, countervailing duties, and other hurdles in the European Union, India, Peru, Columbia and elsewhere, which limits the ability to compete in some markets. Some countries are using the COVID-19 crisis as justification for raising duties on imports of U.S. ethanol, or blocking our imports entirely.

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. The remaining four cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180 day period the maximum ethanol blend allowed in the country would revert to 5.8%. There is an effort underway to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. The 180 day window was extended due to COVID-19, and the new deadline is March 26, 2021. U.S. ethanol exports to Mexico totaled 31.2 mmg in 2019.

On January 29, 2020, President Trump signed into law the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA. The pact maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. The USMCA went into effect on July 1, 2020.

Colombia banned imports of U.S. fuel ethanol for two months, and on June 30, 2020, extended the ban one additional month. The Columbian President ordered this emergency decree citing COVID-19 as the rationale. This action is WTO compliant under Article 20 of the GATT. In 2019, the U.S. shipped Columbia 80.2 mmg of ethanol.

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

At September 30, 2020, we had $0.1 million of cash and cash equivalents and $4.3 million available under the revolving portion of our amended credit facility.

Net cash provided by operating activities was $34.3 million for the nine months ended September 30, 2020, compared with $36.2 million for the nine months ended September 30, 2019. The decrease in cash flows from operating activities resulted primarily from an increase in net working capital, partially offset by the distribution received from NLR. Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2020, compared with net cash provided by investing activities of $0.1 million for the nine months ended September 30, 2019, due to higher capital expenditures in the current year. Net cash used in financing activities was $34.3 million for the nine months ended September 30, 2020, compared with $35.8 million for the nine months ended September 30, 2019. This decrease was primarily due to the decrease in our quarterly distributions paid, partially offset by principal payments on our term loan and the payment of loan fees associated with amending our credit facility during the second quarter of 2020.

We incurred capital expenditures of $0.1 million for the nine months ended September 30, 2020. We do not anticipate significant capital spending for the remainder of 2020.

During the nine months ended September 30, 2020 we received a distribution of $1.0 million from our NLR joint venture. We did not make any equity method investee contributions during this period and we do not anticipate making significant equity contributions to NLR for the remainder of 2020. We expect to receive future distributions from NLR as excess cash becomes available.

Credit Facility

Green Plains Operating Company has a credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility was amended on June 4, 2020, decreasing the total amount available from $200.0 million to $135.0 million. The amended credit facility includes a $130.0 million term loan and a $5.0 million revolving credit facility, maturing on December 31, 2021. Principal payments of $12.5 million were made on the term loan during the three and nine months ended September 30, 2020. Monthly principal payments of $2.5 million are required October 15, 2020 through April 15, 2021, with a step up to monthly payments of $3.2 million beginning May 15, 2021 through maturity. As of September 30, 2020, the term loan had a balance of $117.5 million and an interest rate of 6.00%, and there was a swing line loan outstanding of $0.7 million at an interest rate of 7.25%.

In certain situations we are required to make prepayments on the outstanding principal balance on the credit facility. If at any time subsequent to July 15, 2020, our cash balance exceeds $2.5 million for more than five consecutive business days, prepayments of outstanding principal are required in an amount equal to the excess cash. We are also required to prepay outstanding principal on the credit facility with 100% of net cash proceeds from any asset disposition or recovery event. Any prepayments on the term loan are applied to the remaining principal balance in inverse order of maturity, including the final payment. As of September 30, 2020, no prepayments on the term loan were required or paid.

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

On August 7, 2020, the partnership distributed $2.8 million to unitholders of record as of July 31, 2020, related to the quarterly cash distribution of $0.12 per unit that was declared on July 16, 2020, for the quarter ended June 30, 2020.

On October 15, 2020, the board of directors of the general partner declared a quarterly cash distribution of $0.12 per unit, or approximately $2.8 million, for the quarter ended September 30, 2020. The distribution is payable on November 13, 2020, to unitholders of record at the close of business on November 6, 2020.

Contractual Obligations

Our contractual obligations as of September 30, 2020, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$118,200	$34,035	$84,165	$-	$-
Interest and fees on debt obligations (2)	8,008	6,523	1,485	-	-
Operating leases (3)	41,970	12,617	17,474	8,300	3,579
Service agreements (4)	466	309	157	-	-
Other (5)	4,953	1,082	1,952	604	1,315
Total contractual obligations	$173,597	$54,566	$105,233	$8,904	$4,894

(1) Includes the current portion of long-term debt and excludes the effect of any debt discounts.

(2) Interest amounts are calculated based on the terms of the loans using current interest rates, assuming scheduled principal and interest amounts are paid pursuant to the credit agreement. Includes administrative and/or commitment fees on debt obligations.

(3) Operating lease costs are primarily for property and railcar leases and exclude leases not yet commenced with undiscounted future lease payments of approximately $24.5 million.

(4) Service agreements are primarily related to minimum commitments on railcar unloading contracts at our fuel terminals.

(5) Includes asset retirement obligations to return property and equipment to its original condition at the termination of lease agreements.

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

Interest Rate Risk

We are exposed to interest rate risk through our credit facility, which bears interest at variable rates. At September 30, 2020, we had $118.2 million outstanding under the credit facility. A 10% change in interest rates would affect our interest expense by approximately $0.7 million per year, assuming no changes in the amount outstanding or other variables.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Our business continues to be adversely impacted by the COVID-19 outbreak.

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
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: November 6, 2020	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ G. Patrich Simpkins Jr.
G. Patrich Simpkins Jr.
Chief Financial Officer
(Principal Financial Officer)