Form 10-K
period 2020-12-31
Green Plains Partners LP
filed 2021-02-16
CIK 1635650

F

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2020, based upon the last sale price of the common units on such date, was approximately $153.6 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.

As of February 11, 2021, the registrant had 23,208,171 common units outstanding.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this annual report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
MLP predecessor	BlendStar LLC and its subsidiaries, and the assets, liabilities and results of operations of the ethanol storage and leased railcar assets contributed by Green Plains
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent	Green Plains Inc. and its subsidiaries
Green Plains Holdings; the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
BNSF	BNSF Railway Company
CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
CAMEX	Brazil Chamber of Foreign Trade
Clean Water Act	Water Pollution Control Act of 1972
COVID-19	Coronavirus Disease 2019
CSX	CSX Transportation, Inc.
D.C.	District of Columbia
DOE	Department of Energy
DOT	U.S. Department of Transportation
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EVWR	Evansville Western Railway, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
IRA	Individual retirement account
IRS	Internal Revenue Service
JOBS Act	Jumpstart Our Business Startups Act of 2012
KCS	Kansas City Southern Railway Company
LCFS	Low Carbon Fuel Standard
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
Mmgy	Million gallons per year
MTBE	Methyl tertiary-butyl ether
Nasdaq	The Nasdaq Global Market
NEO	Named executive officer

NMTC	New Markets Tax Credits
OSHA	U.S. Occupational Safety and Health Administration
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
Securities Act	Securities Act of 1933
SEC	Securities and Exchange Commission
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

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

On January 1, 2016, we acquired the ethanol storage and leased railcar assets of the Hereford, Texas and Hopewell, Virginia ethanol production facilities from our parent in a transfer between entities under common control. The assets were recognized at historical cost and reflected retroactively along with related expenses for periods prior to the effective date of the acquisition, subsequent to the initial dates the assets were acquired by our parent, on October 23, 2015, and November 12, 2015, for Hopewell and Hereford, respectively.

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

On November 15, 2018, our parent announced the permanent closure of its ethanol plant located in Hopewell, Virginia. The closure did not affect our quarterly storage and throughput minimum volume commitment with Green Plains Trade.

On December 28, 2020, our parent closed on the sale of its ethanol plant located in Hereford, Texas to Hereford Ethanol Partners, L.P. Correspondingly, the storage assets located adjacent to the Hereford plant were sold to our parent for $10.0 million, along with the transfer of associated railcar operating leases.

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

As of December 31, 2020, our parent owns a 48.9% limited partner interest in us, consisting of 11,586,548 common units, a 2.0% general partner interest and all of our incentive distribution rights. The public owns the remaining 49.1% limited partner interest. The following diagram depicts our simplified organizational structure at December 31, 2020:

Our Assets and Operations

Ethanol Storage. Our ethanol storage assets are the principal method of storing ethanol produced at our parent’s ethanol production plants. Most of our parent’s ethanol production plants are located near major rail lines. Ethanol can be distributed from our storage facilities to bulk terminals via truck, railcar or barge.

We currently own or lease 31 ethanol storage facilities and approximately 44 acres of land. Our storage tanks are located at or near our parent’s 12 operational ethanol production plants in Illinois, Indiana, Iowa, Minnesota, Nebraska, and Tennessee, as well as our parent’s non-operational ethanol production plant in Virginia.

Our ethanol storage tanks have combined storage capacity of 27.5 mmg and aggregate throughput capacity sufficient to support our parent’s annual production capacity of 1,023 mmgy. For the year ended December 31, 2020, our parent operated its ethanol production facilities at an average utilization rate of approximately 71%. The following table presents additional ethanol production plant details by location:

Plant Location	Initial Operation or Acquisition Date	Major Rail Line Access	Plant Production Capacity (mmgy)	On-Site Ethanol Storage Capacity (thousands of gallons)
Atkinson, Nebraska	June 2013	BNSF	55	2,074
Central City, Nebraska	July 2009	Union Pacific	116	2,250
Fairmont, Minnesota	Nov. 2013	Union Pacific	119	3,124
Hopewell, Virginia (1)	Oct. 2015	Norfolk Southern	-	761
Madison, Illinois	Sept. 2016	Port Harbor	90	2,855
Mount Vernon, Indiana	Sept. 2016	EVWR	90	2,855
Obion, Tennessee	Nov. 2008	Canadian National	120	3,000
Ord, Nebraska	July 2009	Union Pacific	65	1,550
Otter Tail, Minnesota	Mar. 2011	BNSF	55	2,000
Shenandoah, Iowa	Aug. 2007	BNSF	82	1,524
Superior, Iowa	July 2008	Union Pacific	60	1,238
Wood River, Nebraska	Nov. 2013	Union Pacific	121	3,124
York, Nebraska	Sept. 2016	BNSF	50	1,100
Total			1,023	27,455

(1) Production at the Hopewell, Virginia facility ceased during the fourth quarter of 2018, however the storage and terminal assets remain in operating condition.

Terminal and Distribution Services. We own and operate six fuel terminals in Alabama, Louisiana, Mississippi, Kentucky and Oklahoma with combined total storage capacity of approximately 7.2 mmg and access to major rail lines. We also own approximately five acres of land and lease approximately 17 acres of land where our fuel terminals are located. Ethanol and other products are transported to our terminals primarily by rail, and shipped from our terminals by truck to third parties, including refiners, blenders and other obligated and non-obligated parties. For the year ended December 31, 2020, the aggregate throughput at these facilities was approximately 206.5 mmg.

The following table presents additional fuel terminal details by location:

Fuel Terminal Facility Location	Major Rail Line Access	On-Site Storage Capacity (thousands of gallons)	Throughput Capacity (mmgy)
Birmingham, Alabama - Unit Train Terminal	BNSF	6,542	300
Other Fuel Terminal Facilities	(1)	690	426
		7,232	726

(1) Access to our five other fuel terminal facilities is available from BNSF, KCS, Canadian National, Union Pacific, Norfolk Southern and CSX.

Transportation and Delivery. Ethanol deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads or barge delivery to national or international ports. Our railcar volumetric capacity is used to transport product primarily from our ethanol storage facilities and third-party production facilities to other fuel terminals, including our own, international export terminals and refineries located throughout the United States. As of December 31, 2020, our leased railcar fleet consisted of approximately 2,480 railcars with an aggregate capacity of 74.4 mmg. We expect our railcar volumetric capacity to fluctuate over the normal course of business as our existing railcar leases expire and we enter into or acquire new railcar leases.

We also own and operate a fleet of 19 trucks and tankers that transport ethanol and other products.

Segments

Our operations consist of one reportable segment and are conducted solely in the U.S. See Item 8 - Financial Statements and Supplementary Data for financial information about our operations and assets.

Our Relationship with Green Plains

Green Plains is one of the largest ethanol producers in North America with 12 operating dry mill plants, with the capacity to produce approximately 1.0 billion gallons of ethanol per year. Our parent is transitioning from a commodity-processing business to a value-add agricultural technology company focused on creating additional diverse, non-cyclical, higher margin feed ingredients, specialty alcohols and renewable feedstocks for the emerging renewable diesel industry.

We benefit significantly from our relationship with our parent. Our assets are the principal method of storing and delivering the ethanol our parent produces. Our commercial agreements with Green Plains Trade account for a substantial portion of our revenues.

Our parent has a majority interest in us through the ownership of our general partner and a 48.9% limited partner interest, as well as all of our incentive distribution rights. We believe our parent will continue to support the successful execution of our business strategies given its significant ownership in us and the importance of our assets to Green Plains’ operations.

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

Storage and Throughput Agreement. Under our storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 232.5 mmg of product per calendar quarter at our storage facilities and pay $0.05 per gallon on all volume it throughputs through June 30, 2020 and $0.05312 per gallon subsequent to June 30, 2020. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, we will charge Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire.

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

On December 28, 2020, as part of the sale of ethanol storage assets associated with the ethanol plant located in Hereford, Texas, the storage and throughput agreement was amended to reduce the minimum volume commitment from 235.7 mmg of product per calendar quarter to 232.5 mmg.

The storage and throughput agreement, effective through June 30, 2028, will automatically renew for successive one-year terms unless either party provides written notice of its intent to terminate the agreement at least 360 days prior to the end of the remaining primary or renewal term.

Terminal Services Agreement. Under our terminal services agreement for the Birmingham facility, effective through December 31, 2022, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 8.3 mmg per month of ethanol and other fuels and pay associated throughput fees, as well as fees for ancillary services. The agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 90 days prior to the end of the remaining primary or renewal term. Several of our other terminal services agreements with Green Plains Trade also contain minimum volume commitments with various remaining terms.

Rail Transportation Service Agreement. Under our rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade, to nominated delivery points, and pay an average monthly fee of approximately $0.0286 per gallon for all railcar volumetric capacity provided over the remaining life of the agreement. The minimum railcar capacity commitment we provide to Green Plains Trade for our leased railcar fleet is currently 74.4 mmg and the weighted average remaining term of all railcar lease agreements is 3.8 years. At December 31, 2020, the remaining term of our rail transportation services agreement was 4.5 years. The rail transportation services agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 360 days prior to the end of the remaining primary or renewal term.

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

Trucking Transportation Agreement. Under our trucking transportation agreement, Green Plains Trade pays us to transport ethanol and other fuels by truck from identified receipt points to various delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate amount of product volume transported in a calendar month multiplied by the applicable rate for each truck lane, which is defined as a specific route between point of origin and point of destination. Rates for each truck lane are negotiated based on product, location, mileage and other factors, including competitive factors. At December 31, 2020, the remaining term of our trucking transportation agreement was five months. The trucking transportation agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 30 days prior to the end of the remaining primary or renewal term.

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

Advantageous Relationship with Our Parent. Our assets are the principal method of storing and delivering the ethanol our parent produces, and the related agreements with Green Plains Trade include minimum volume or take-or-pay capacity commitments. Furthermore, as owner of a 48.9% limited partner interest in us and our general partner interest, as well as all of our incentive distribution rights, our parent directly benefits from our growth, which provides an incentive to pursue projects that directly or indirectly enhance the value of our business and assets. This can be accomplished through organic expansion, accretive acquisitions or the development of downstream distribution services.

Quality Assets. Our ethanol storage and fuel terminal assets are strategically located in twelve states near major rail lines and barge service, which minimizes our exposure to weather-related downtime and transportation congestion and enables access to markets across the United States. Given the nature of our assets, we expect to incur only modest maintenance-related expenses and capital expenditures in the near future.

Proven Management Team. Each member of our senior management team is an employee of our parent who also devotes time to manage our business affairs. We believe the commercial, operational and financial expertise of our senior management team, which averages approximately 30 years of industry experience, allows us to successfully execute our business strategies.

Business Strategy

We believe ethanol could become an increasingly larger portion of the global fuel supply driven by volatile oil prices, heightened environmental concerns, energy independence and national security concerns. We intend to further develop and strengthen our business by pursuing the following growth strategies, as capital and opportunities permit:

Generate Stable, Fee-Based Cash Flows. A substantial portion of our revenues and cash flows are derived from our commercial agreements with Green Plains Trade. Under these agreements, we do not have direct exposure to fluctuating commodity prices. We intend to continue to establish fee-based contracts with our parent and third parties that generate stable and predictable cash flows where available.

Grow Organically. We intend to collaborate with our parent and other potential third parties to identify opportunities to develop and construct assets that provide us long-term returns on our investments.

Acquire Strategic Assets. While not recently acquisitive, our parent has a proven history of identifying, acquiring and integrating assets that are accretive to its business, and to the extent we can, we intend to work with our parent on such opportunities that are eligible for our business model. Subject to capital constraints, we intend to monitor the marketplace for opportunities that complement or diversify our existing operations, including fuel storage and terminal assets in close proximity to our existing asset base.

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

Recent Developments

The following is a summary of our significant developments. Additional information about these items can be found elsewhere in this report or in previous reports filed with the SEC.

Fourth Amendment to Credit Agreement

On June 4, 2020, our credit facility was amended decreasing the total amount available from $200.0 million to $135.0 million. The amended credit facility includes a $130.0 million term loan and a $5.0 million revolving credit facility maturing on December 31, 2021.

Hereford Disposition

On December 28, 2020, our parent closed on the sale of its ethanol plant located in Hereford, Texas to Hereford Ethanol Partners, L.P. Correspondingly, the storage assets located adjacent to the Hereford plant were sold to our parent for $10.0 million, along with the transfer of associated railcar operating leases.

As part of this transaction, we amended the storage and throughput agreement with Green Plains Trade to reduce the quarterly minimum volume commitment from 235.7 mmg of product per calendar quarter to 232.5 mmg. This transaction was reviewed and approved by the conflicts committee.

Impact of COVID-19 and Decline in Gasoline Demand

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. Although we did not incur significant disruptions from COVID-19 during the year ended December 31, 2020, the COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the energy industry. The situation surrounding COVID-19 continues to evolve rapidly and the ultimate duration and impact of the outbreak as well as the continued decline in gasoline demand remains highly uncertain and subject to change. There was significant reduction of gasoline demand in certain market areas, particularly during the early months of the pandemic, which resulted in a reduction in ethanol demand. The return to prior levels of gasoline demand continues to be uncertain.

There has been no material adverse effect on our ability to maintain operations, including our financial reporting systems, our internal controls over financial reporting or our disclosure controls and procedures. In addition, to date we have not incurred any material COVID-19 related contingencies. We are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties.

For further discussion regarding the impact of COVID-19 and the decline in gasoline demand on the partnership, please see Item 1A - Risk Factors in this report.

Ord Disposition

On January 25, 2021, our parent entered into an Asset Purchase Agreement to sell its ethanol plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC. Correspondingly, we entered into an Asset Purchase Agreement to sell the storage assets located adjacent to the Ord plant to our parent for $27.0 million, along with the transfer of associated railcar operating leases. As part of this transaction, upon closing, the quarterly storage and throughput minimum volume commitment with Green Plains Trade will be reduced to 217.7 mmg per quarter, and the storage and throughput agreement with Green Plains Trade will be extended an additional year to June 30, 2029.

The transaction is anticipated to close within 45 days in conjunction with the completion of our parent’s Ord ethanol asset sale, subject to customary closing conditions. The terms of this transaction were approved by both the board of directors of the general partner and the board of directors’ conflicts committee, which consists entirely of independent directors.

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

Major Customer

We are highly dependent on Green Plains Trade and anticipate deriving a substantial portion of our revenues from them in the foreseeable future. Revenues from Green Plains Trade totaled approximately $78.5 million, or 94.2%, $75.5 million, or 91.7%, and $94.3 million, or 93.6% of our total revenues, during the years ended December 31, 2020, 2019 and 2018, respectively. Accordingly, we are indirectly subject to the business risks of Green Plains Trade and any development that materially and adversely affects its operations, financial condition or market reputation. For additional information, please refer to Item 1A - Risk Factors—Risks Related to Our Business and Industry and Risks Related to an Investment in Us.

Regulatory Matters

Government Ethanol Programs and Policies

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. In the United States, the federal government mandates the use of renewable fuels under the RFS II. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to blend into the fuel supply each year based on their percentage of total fuel sales. The EPA has the authority to waive the mandates in whole or in part if there is inadequate domestic renewable fuel supply, if the requirement severely harms the environment, or harms the economy of the nation or a state. The RFS II sets a floor for ethanol usage in the United States. When the RFS II was established in 2010, the required volume of “conventional” or corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. The EPA has not yet released a draft RVO rule for the 2021 volumes, despite the fact they typically release a draft mid-year and finalize the rule by November 30 each year. It is unclear when they will release the RVO for 2021.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total proposed RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. In late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020, however it is currently unclear if or when they will propose a reset rulemaking.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than they had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly.

Biofuels groups have filed a lawsuit in the Court of Appeals for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This was the first RFS II rulemaking since the expanded use of the exemptions came to light; however, the EPA had declined to cap the number of waivers it grants, and until late 2019, had declined to alter how it accounts for the retroactive waivers in its annual volume calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. We believe the EPA’s recent approach accomplished the opposite in that even if all the obligated parties complied with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel would not meet the total volume requirements set by the EPA. This undermines Congressional intent to increase the consumption of renewable fuels in the domestic transportation fuel supply. Biofuels groups have argued the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

In 2019, in a supplemental rulemaking to the 2020 RVO rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate will be waived from the blending requirements due to small refinery exemptions. To accomplish this, they added in the trailing three year average of gallons the DOE recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Though the EPA has often disregarded the recommendations of the DOE in years past, they stated in the rule their intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, and have indicated they will also adhere to the DOE recommendations for the 2019 compliance year applications.

In January 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the Supreme Court announced they would hear the case. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation.

In light of the 10th Circuit ruling, a number of refineries have applied for “gap year” SREs in an effort to establish a continuous string of relief and to ensure they are able to qualify for SREs going forward. A total of 64 gap year requests were filed with the EPA and reviewed by the DOE. In September 2020 the EPA announced that they were denying 54 of the gap year requests that had been scored and returned by DOE, regardless of how they had been scored. Without a string of continuous SRE approvals, almost no small refinery would be eligible to apply for hardship relief in this manner, unless the Supreme Court overturns the 10th Circuit ruling, which we believe is unlikely.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom our parent purchases most of its feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price our parent pays to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed our parent to receive certain tax refunds. In December 2020, Congress passed and President Trump signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid.

The CARES Act provided a tax exclusion on the shipment of un-denatured ethanol for use in manufacturing hand sanitizer, a key ingredient of which is undenatured ethanol of specific grades. The FDA has also provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis.

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

Our parent’s ethanol production plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions, which the EPA later addressed in RFS II. While some of our parent’s plants operate as grandfathered at their current authorized capacity under the RFS II mandate, expansion above these capacities at grandfathered plants will require a 20% reduction in greenhouse gas emissions from a 2005 baseline measurement.

In addition, various states and countries are adopting regulatory schemes similar to what California has adopted. Specifically, CARB adopted LCFS requiring a 10% reduction in average carbon intensity of gasoline and diesel transportation fuels in California from 2010 to 2020. After a series of rulings that temporarily prevented CARB from enforcing these regulations, the State of California Office of Administrative Law approved the LCFS in November 2012, and revised LCFS regulations took effect in January 2013.

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

We may not generate sufficient cash flows each quarter to enable us to pay quarterly distributions. We do not have a legal obligation to pay any distribution except to the extent we have available cash as defined in our partnership agreement. The amount of cash we can distribute on our units depends on the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on (1) the volume of ethanol and other fuels we handle; (2) the fees associated with the volumes and capacity we handle; (3) payments associated with the minimum commitments under our commercial agreements with Green Plains Trade, (4) timely payments by Green Plains Trade and other third parties; and (5) prevailing economic conditions. The cash we have available for distribution also depends on other factors, some of which are beyond our control, including: (1) the amount of our operating expenses and general and administrative expenses, including reimbursements to our general partner in respect of those expenses; (2) our capital expenditures; (3) the cost of acquisitions and organic growth projects; (4) our debt service requirements and other liabilities; (5) fluctuations in our working capital needs; (6) our ability to borrow funds and access capital markets; (7) restrictions contained in our credit facility and other debt service requirements; (8) the cash reserves established by our general partner; and (9) other business risks affecting our cash levels.

Our credit facility includes restrictions that may limit our ability to finance future operations, meet our capital needs or expand our business. In addition, our credit facility matures on December 31, 2021 and we may not be able to renew, extend or replace the expiring facility. If we fail to comply with covenants in our credit facility or if the facility is terminated, we may be required to repay our indebtedness thereunder, which may have an adverse effect on our liquidity.

We are dependent upon the earnings and cash flow generated by our operations in order to meet our debt service obligations and to allow us to pay cash distributions to our unitholders. The operating and financial restrictions and covenants in our credit facility or in any future financing agreements could restrict our ability to finance future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to pay cash distributions to our unitholders. For example, our credit facility restricts our ability to, among other things, make certain cash distributions, incur certain indebtedness, create certain liens, make certain investments, merge or sell certain of our assets, and expand the nature of our business. Furthermore, our credit facility contains covenants requiring us to maintain certain financial ratios. A failure to comply with the provisions of our credit facility could result in an event of default that could enable our lenders, subject to the terms and conditions of our credit facility, to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable and/or to proceed against the collateral granted to them to secure such debt. If there is a default or event of default under our debt the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full. Therefore, the holders of our units could experience a partial or total loss of their investment.

The credit facility matures on December 31, 2021. We currently intend to renew and extend the credit facility prior to its maturity. However, we may not be able to renew the credit facility with the same or similar terms, which could have a material and adverse impact on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

The services we provide under commercial agreements with Green Plains Trade account for a substantial portion of our revenues for the foreseeable future. Therefore, we are subject to risk of nonpayment or nonperformance by Green Plains Trade and our parent under the commercial agreements. Any event, whether related to our operations or otherwise, that materially and adversely affects Green Plains Trade’s or our parent’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of our parent and its subsidiaries.

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

Ethanol production, storage, transportation and marketing is highly competitive. In the United States, our parent competes with farmer cooperatives, corn processors and refiners. If our parent’s competitors consolidate or otherwise grow, our parent’s business may be significantly and adversely affected. There is also risk of foreign competition that may be able to produce ethanol at lower input costs than our parent. As part of its total transformation, our parent is changing its focus of its operations by developing new types of facilities, suspending or reducing certain operations, modifying or closing facilities and/or terminating operations. Changes may be considered to meet market demands, to satisfy regulatory requirements or environmental and safety objectives, to improve operational efficiency or for other reasons. Our parent actively manages its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future. No such changes will be subject to our consent. Moreover, our parent and Green Plains Trade, which we have no control over, may elect to pursue a business strategy that does not favor us or our business. A change in our parent’s business or financial strategy, contractual obligations or risk profile may negatively impact its financial condition, results of operations, cash flows or creditworthiness. In turn, our cash flows from our commercial agreements with Green Plains Trade and, therefore, our ability to sustain or increase cash distributions to our unitholders may be materially and adversely affected. Moreover, our creditworthiness may be adversely affected by a decline in our parent’s creditworthiness, increasing our borrowing costs or hindering our ability to access the capital markets.

Neither our parent nor Green Plains Trade is obligated to use our services with respect to volumes or volumetric capacity of ethanol or other fuels in excess of the applicable minimum commitment under the respective commercial agreements. Furthermore, we may be unable to renew or extend our commercial agreements with Green Plains Trade or renew them on favorable terms.

Our ability to distribute a quarterly distribution to our unitholders will be adversely affected if we do not receive, store, transfer, transport or deliver additional volumes or use volumetric capacity for Green Plains Trade or other third parties at our ethanol storage facilities, at our fuel terminal facilities or on our railcars. In addition, the remaining term of Green Plains Trade’s obligations under each agreement extends for approximately 7.5 years in the case of the storage and throughput agreement, 4.5 years in the case of the rail transportation services agreement, 2.0 years in the case of the terminal services agreements that provide for minimum commitments, and five months in the case of the trucking transportation agreement. If, at the end of the remaining primary term, our parent and Green Plains Trade elect not to extend these agreements and, as a result, fail to use our assets and we are unable to generate additional revenues from third parties, our ability to pay cash distributions to our unitholders will be reduced. Furthermore, any renewal of the commercial agreements with Green Plains Trade may not be on favorable commercial terms. To the extent we are unable to renew the commercial agreements with Green Plains Trade on terms that are favorable to us, our revenue and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Green Plains Trade’s minimum take-or-pay capacity commitment under the rail transportation services agreement will be reduced proportionately as our railcar leases expire if we do not enter into new rail transportation services agreements.

We lease our fleet of railcars from several lessors pursuant to lease agreements with remaining terms ranging from less than one year to approximately five years with a weighted average remaining term of 3.8 years. As our railcar lease agreements expire, the respective volumetric capacity of those expired leases will no longer be subject to the rail transportation services agreement, and Green Plains Trade’s minimum take-or-pay capacity commitment will be reduced proportionately. Of our current leased railcar fleet, 16.3%, 21.2%, 32.5% and 13.1% of the railcar volumetric capacity have terms that expire in the years ended December 31, 2021, 2022, 2023 and 2024, respectively, or approximately 83.1% of our total current railcar volumetric capacity during that time frame. If at the end of the terms under the lease agreements, we do not enter into new commercial arrangements with respect to rail transportation services, our revenues and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Railcars used to transport ethanol and other fuels will need to be retrofitted or replaced to meet new rail safety standards.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. In 2015, the DOT announced final rules which call for enhanced tank car standards known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule for retrofitting or replacing older tank cars carrying crude oil and ethanol. The rule also establishes new braking standards that are intended to reduce the severity of accidents. These regulations will result in upgrades or replacements of our railcars, and may have an adverse effect on our operations as lease costs for railcars may increase over the long term. The deadline for compliance with DOT specification 117 is May 1, 2023. As of December 31, 2020, approximately 50% of our 2,480 railcars were DOT 117 compliant. Our railcars are also subject to federally-mandated tank car requalification, which requires inspection, repairs and upgrades to our current railcar fleet every ten years. Due to these regulatory standards, as well as any potential modifications that may be issued in the future, existing railcars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product. Since we cannot charge our customers for railcars that are out of service, a significant increase in out of service railcars could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions.

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

Ethanol and other products that our parent produces are exported to Canada, Mexico, Brazil, China and other countries. The past administration has expressed antipathy towards many existing international trade agreements, and has significantly increased tariffs on goods imported into the United States from many countries, which in turn has led to retaliatory actions on US exports. The current trade situation, the outcome of trade negotiations or lack thereof, has had and may continue to have a material effect on our parent’s, and consequently our, business, financial condition and results of operations.

Our future growth could be limited if we are unable to make acquisitions on economically acceptable terms, or if the acquisitions we make reduce, rather than increase, our cash flows.

A portion of our strategy to grow our business and increase distributions to our unitholders is dependent on our ability to acquire businesses or assets that increase our cash flows. The acquisition component of our growth strategy has been based, in large part, on our expectation of ongoing divestitures of complementary assets by industry participants, including in conjunction with acquisitions by our parent. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to our unitholders. If we are unable to make acquisitions from third parties because we are unable to identify attractive acquisition candidates, negotiate acceptable purchase contracts, obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in cash flows.

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

Any inability to maintain required regulatory permits may impede or completely prohibit our parent’s and our operations. Additionally, any change in environmental and safety regulations, including those related to climate change, or violations of existing regulations, may impede our parent’s and our ability to operate our respective businesses successfully.

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

The interest rates under our credit facility may be impacted by the phase-out of LIBOR and we have exposure to increases in interest rates.

LIBOR is the basic rate of interest widely used as a reference for setting the interest rates on loans globally. We use LIBOR as a reference rate for our credit facility. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after 2021, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition, and results of operations.

We have a credit facility consisting of a $130.0 million term loan and a $5.0 million revolving credit facility maturing on December 31, 2021. The term loan balance, and any advances on the revolver, are subject to a floating interest rate based on LIBOR. Our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be materially adversely affected by significant increases in interest rates.

Debt we incur in the future may limit our flexibility to obtain financing and to pursue other business opportunities.

Our future level of debt could have important consequences to us, including, but not limited to (1) our ability to obtain additional financing, if necessary, for working capital, capital expenditures or other purposes may be impaired, or such financing may not be available on favorable terms; (2) our funds available for operations, future business opportunities and distributions to our unitholders will be reduced by that portion of our cash flow required to service our debt; (3) we may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and (4) our flexibility in responding to changing business and economic conditions may be limited.

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

Our operations are also subject to increasingly strict federal, state and local laws and regulations related to protection of the environment that require us to comply with various safety requirements regarding the design, installation, testing, construction and operational management of our assets. Compliance with such laws and regulations may cause us to incur potentially material capital expenditures associated with the construction, maintenance and upgrading of equipment and facilities. Our failure to comply with any environmental or safety-related regulations could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liabilities could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions.

Replacement technologies could make corn-based ethanol or our process technology obsolete.

Ethanol is primarily an additive and oxygenate for blended gasoline. Although use of oxygenates is currently mandated, there is always the possibility that a preferred alternative product could emerge and impact the current market and prove to be environmentally or economically superior to ethanol. New ethanol process technologies may emerge that require less energy per gallon produced. The development of such process technologies would result in lower ethanol production costs. Our parent’s process technologies may become outdated and obsolete, placing it at a competitive disadvantage against competitors in the industry. The development of replacement technologies may have a material adverse effect on our parent’s, and consequently our, operations, cash flows and financial position.

Future demand for ethanol is uncertain and changes in federal mandates, public perception, consumer acceptance and overall consumer demand for transportation fuel could affect demand.

There are limited markets for fuel ethanol beyond the federal mandates and further consumer acceptance of E15 and E85 fuels may be necessary before ethanol can achieve significant market share growth. Discretionary and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol relative to gasoline, and availability to consumers. When discretionary blending is financially unattractive, the demand for ethanol may be reduced. Demand for ethanol is also affected by overall demand for transportation fuel. Global events, such as COVID-19, have greatly decreased miles traveled and in turn, the demand for ethanol. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. Additionally, factors such as over-supply of ethanol, which has been the case for some time, could continue to negatively impact our parent’s business. Reduced demand for ethanol may depress the value of our parent’s products, erode its margins, and reduce our parent’s, and consequently our, ability to generate revenue or operate profitably.

We could be adversely affected by cyber-attacks or failure of our or our parent’s internal computer network and applications to operate as designed.

We and our parent rely on network infrastructure and enterprise applications, and internal technology systems for operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from earthquakes, floods, lightning, tornados, fire, power loss, telecommunication failures, cyber-attacks and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us or our parent from fulfilling customers’ orders. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at a company, its products, its customers and/or its third-party service providers. Despite the implementation of cybersecurity measures, our information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. While we believe we have taken reasonable efforts to protect ourselves, we cannot assure our unitholders that any of our or our parent’s backup systems would be sufficient. Any event that causes failures or interruption in such hardware or software systems could result in disruption of our or our parent’s business operations, have a negative impact on our parent’s and our operating results, and damage each of our reputations, which could negatively affect our financial condition, results of operation, cash flows and ability to make distributions to our unitholders.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

We are insured under the property, liability and business interruption policies of our parent, subject to the deductibles and limits under those policies. Our parent has acquired insurance that we and our parent believe to be adequate to prevent loss from material foreseeable risks. However, events may occur for which no insurance is available or for which insurance is not available on terms that are acceptable to our parent. Loss from an event may not be insured and may have a material adverse effect on our and our parent’s operations, cash flows and financial position. Additionally, certain of our parent’s ethanol production plants and our related storage tanks, as well as certain of our fuel terminal facilities are located within recognized seismic and flood zones. We believe that the design of these facilities have been modified to fortify them to meet structural requirements for those regions of the country. Our parent has also obtained additional insurance coverage specific to earthquake and flood risks for the applicable plants and fuel terminals. However, there is no assurance that any such facility would remain in operation if a seismic or flood event were to occur. If we experience insurable events, our annual premiums could increase further or insurance may not be available at all. If significant changes in the number or financial solvency of insurance underwriters for the ethanol industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. We cannot assure our unitholders that we will be able to renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal.

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

The outbreak of the coronavirus, or COVID-19, which has been declared by the World Health Organization to be a pandemic, has spread across the globe and continues to impact worldwide economic activity. COVID-19 poses a risk on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. We are unable to predict the impact that COVID-19 will have on our future financial position and operating results, or that of our parent from which we obtain a significant portion of our revenues, due to numerous uncertainties. These uncertainties include (1) the severity of the virus; (2) the duration of the outbreak; (3) federal, state or local governmental regulations or other actions which could include limitations on our operations; (4) the effect on customer demand resulting in a decline in the demand for our parent’s products; (5) impacts on our supply chain and potential limitations of supply of our parent’s feedstocks; (6) interruptions of our distribution systems and delays in the delivery of product; (7) the health of our workforce, and our ability to meet staffing needs which is vital to our operations; and (8) volatility in the credit and financial markets.

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

Risks Related to an Investment in Us

As of December 31, 2020, we were no longer an “emerging growth company” and are therefore required to comply with increased disclosure and governance requirements.

As five fiscal years have passed since the June 2015 listing of our common units on Nasdaq, we ceased to be an “emerging growth company” as defined in the JOBS Act as of December 31, 2020. As such, we are subject to certain requirements that apply to other public companies but did not previously apply to us. These requirements include: (1) the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting; and (2) the requirement to provide detailed compensation discussion and analysis in proxy statements and reports filed under the Exchange Act.

Therefore, this Annual Report is subject to Section 404(b) of the Sarbanes-Oxley Act, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Compliance with Section 404 is expensive for our unitholders and time consuming for management and could result in the detection of internal control deficiencies of which we are currently unaware. The loss of “emerging growth company” status and compliance with the additional requirements may substantially increase our legal and financial compliance costs and make some activities more time consuming and costly.

Our parent owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including our parent and Green Plains Trade, have conflicts of interest with us and limited duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders.

Our parent owns and controls our general partner and appoints all of the directors of our general partner. Some of the directors and all of the executive officers of our general partner are also directors or officers of our parent. Although our general partner has a duty to manage us in a manner it believes to be in our best interests, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, our parent. Conflicts of interest may arise between our general partner and its affiliates, including our parent and Green Plains Trade, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts of interest, our general partner may favor its own interests and the interests of its affiliates, including our parent and Green Plains Trade, over the interests of our unitholders, which could have an adverse impact on your investment in us.

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

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our expansion capital expenditures and acquisitions. Therefore, to the extent that we are unable to finance growth externally, our cash distribution policy significantly impairs our ability to grow. In addition, because we distribute all of our available cash, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional partnership interests in connection with any acquisitions or expansion capital expenditures or as in-kind distributions, our current unitholders will experience dilution and the payment of distributions on those additional partnership interests may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement, and we do not anticipate that there will be limitations in our credit facility, on our ability to issue additional partnership securities, including units ranking senior to the common units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased debt service costs which, in turn, may impact the available cash that we have to distribute to our unitholders.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties and restricts remedies available to holders.

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

Our partnership agreement contains provisions that restrict the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and is not subject to any higher standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity; our general partner does not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith; our general partner and its officers and directors are not liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful; and our general partner is not in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved by the conflicts committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval; approved by the vote of a majority of the outstanding common units, excluding any common units owned by our general partner and its affiliates; or otherwise meets the standards set forth in our partnership agreement.

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

Our partnership agreement provides that, with certain limited exceptions, the Court of Chancery of the State of Delaware will be the exclusive forum for any claims, suits, actions or proceedings (1) arising out of or relating in any way to our partnership agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our partnership agreement or the duties, obligations or liabilities among limited partners or of limited partners to us, or the rights or powers of, or restrictions on, the limited partners or us); (2) brought in a derivative manner on our behalf; (3) asserting a claim of breach of a duty owed by any director, officer or other employee of us or our general partner, or owed by our general partner, to us or the limited partners; (4) asserting a claim arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act, or the Delaware Act; or (5) asserting a claim against us governed by the internal affairs doctrine, each referred to as a unitholder action. By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions regarding unitholder actions and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware (or such other court) in connection with any such unitholder actions. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers that may otherwise benefit us and our unitholders.

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

Our general partner’s interest in us or the control of our general partner or the incentive distribution rights held by our general partner may be transferred to a third party without unitholder consent.

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

Our partnership agreement does not limit the number of additional limited partner interests or general partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units, general partner interests or other equity securities of equal or senior rank to our common units as to distributions or in liquidation or that have special voting rights or other rights, have the following effects: (1) each unitholder’s proportionate ownership interest in us will decrease; (2) the amount of distributable cash flow on each unit may decrease; (3) because the amount payable to holders of incentive distribution rights is based on a percentage of the total distributable cash flow, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same; (4) the ratio of taxable income to distributions may increase; (5) the relative voting strength of each previously outstanding unit may be diminished; (6) the claims of the common unitholders to our assets in the event of our liquidation may be subordinated; and (7) the market price of the common units may decline. The issuance by us of additional general partner interests may have the following effects, among others, if such general partner interests are issued to a person that is not an affiliate of our parent: (1) management of our business may no longer reside solely with our current general partner; and (2) affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to send business opportunities to us.

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

A general partner of a partnership generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we own assets and conduct business throughout much of the United States. Our unitholders could be liable for any and all of our obligations as if they were a general partner if (1) a court or government agency determines that we were conducting business in a state but had not complied with that particular state’s partnership statute; or (2) unitholder rights to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

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

As of December 31, 2020, there are 11,621,623 publicly traded common units. In addition, our parent owns 11,586,548 common units, representing an aggregate 48.9% limited partner interest in us. Our unitholders may not be able to resell their common units at or above their purchase price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units. The market price of our common units may decline below current levels. The market price of our common units may also be influenced by many factors, some of which are beyond our control. As a result, investors in our common units may not be able to resell their common units at or above the current trading price. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common units, regardless of our operating performance.

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

If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate, and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Imposition of any such taxes may substantially reduce the distributable cash flow to our unitholders. Therefore, if we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take, even if taken with the advice of counsel, and the IRS’s positions may ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in distributable cash flow to our unitholders and thus will be borne indirectly by our unitholders. Legislation was passed in 2015 requiring large partnerships to pay federal tax deficiencies. A tax assessment paid by the partnership would reduce distributable cash flow available to unitholders, potentially for tax assessments related to years in which they did not own partnership units.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

On June 26, 2015, our common units began trading under the symbol “GPP” on Nasdaq. On July 1, 2015, we completed our IPO of 11,500,000 common units, representing limited partner interests, for $15.00 per common unit. The requirements under the partnership agreement for the conversion of all of the outstanding subordinated units into common units were satisfied upon the payment of the distribution with respect to the quarter ended June 30, 2018. Accordingly, the subordination period ended on August 13, 2018, the first business day after the date of the distribution payment, and all of the 15,889,642 outstanding subordinated units were converted into common units on a one-for-one basis. Our parent currently owns 11,586,548 common units, constituting a 48.9% limited partner ownership interest in us.

Holders of Record

We had six holders of record of our common units as of February 11, 2021, one of which holds 11,533,570 of the outstanding common units held by the public, including those held in street name.

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

Performance Graph

The following graph compares our cumulative total return on our common units to the cumulative total return of the S&P 500 Index and the Alerian MLP Index for each of the five years ended December 31, 2020. The graph assumes $100 was invested in each option at December 31, 2015, and that all dividends were reinvested. The Alerian MLP Index is a composite of the 50 most prominent master limited partnerships and is calculated using a float-adjusted, capitalization weighted methodology.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Green Plains Partners LP
S&P 500
Alerian MLP

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

The information in the graph is not considered solicitation material, nor will it be filed with the SEC or incorporated by reference into any future filing under the Securities Act or Exchange Act unless we specifically incorporate it by reference into our filing.

Item 6. Selected Financial Data.

The statement of operations data for the years ended December 31, 2020, 2019 and 2018, and the balance sheet data as of December 31, 2020 and 2019, are derived from our audited consolidated financial statements and should be read together with the accompanying notes included elsewhere in this report.

The statement of operations data for the years ended December 31, 2017 and 2016, and the balance sheet data year ended December 31, 2018, 2017 and 2016, are derived from our audited consolidated financial statements that are not included in this report, which describe a number of matters that materially affect the comparability of the periods presented.

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

On November 15, 2018, our parent announced the permanent closure of its ethanol plant located in Hopewell, Virginia. The closure did not affect our quarterly storage and throughput minimum volume commitment with Green Plains Trade.

On December 28, 2020, our parent closed on the sale of its ethanol plant located in Hereford, Texas to Hereford Ethanol Partners, L.P. Correspondingly, the storage assets located adjacent to the Hereford plant were sold to our parent for $10.0 million, along with the transfer of associated railcar operating leases.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statement of Operations Data:
(in thousands, except per unit information)
Revenues	$83,345	$82,387	$100,748	$106,993	$103,772
Operating expenses (1)	34,137	33,154	37,845	42,835	44,281
Operating income	49,208	49,233	62,903	64,158	59,491
Other expense	(8,513)	(8,215)	(7,107)	(5,171)	(2,462)
Net income	41,147	41,479	55,681	58,867	56,805

Earnings per limited partner unit (basic and diluted):
Common units	$1.74	$1.76	$1.81	$1.81	$1.75
Subordinated units	$-	$-	$1.71	$1.81	$1.75

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,149	23,129	20,950	15,916	15,904
Subordinated units	-	-	9,752	15,890	15,890

Distribution declared per unit	$0.4800	$1.9000	$1.9000	$1.8200	$1.6650

(1) Includes consideration received of $2.7 million for the assignment of railcar operating leases to Valero in the fourth quarter of 2018.

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data (in thousands):
Cash and cash equivalents	$2,478	$261	$569	$502	$622
Current assets	17,994	17,429	16,616	21,634	22,275
Total assets	105,320	105,653	81,144	92,268	93,776
Current liabilities	119,082	155,812	8,188	16,058	17,303
Long-term debt	-	-	142,025	134,875	136,927
Total liabilities	151,782	181,400	153,598	155,114	157,942
Partners' deficit	(46,462)	(75,747)	(72,454)	(62,846)	(64,166)

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

The following table presents a reconciliation of net income to adjusted EBITDA for each of the periods presented and a reconciliation of net income to distributable cash flow (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Reconciliations to Non-GAAP Financial Measures:
Net income	$41,147	$41,479	$55,681
Interest expense	8,513	8,310	7,307
Income tax expense	212	220	101
Depreciation and amortization	3,806	3,441	4,442
Transaction costs	25	-	805
Unit-based compensation expense	320	319	277
Gain on the disposal of assets	-	(14)	-
Proportional share of EBITDA adjustments of equity method investee (1)	181	196	80
Gain on assignment of operating leases (2)	-	-	(2,721)
Adjusted EBITDA	54,204	53,951	65,972
Interest paid or payable	(8,513)	(8,310)	(7,307)
Income taxes paid or payable	(137)	(238)	(101)
Maintenance capital expenditures	(181)	(94)	(50)
Distributable cash flow (3)	$45,373	$45,309	$58,514

Distributions declared (4)	$11,361	$45,109	$57,767

Coverage ratio	3.99x	1.00x	1.01x

(1) Represents our proportional share of depreciation and amortization of our equity method investee.

(2) Represents consideration received related to the assignment of railcar operating leases to Valero.

(3) Distributable cash flow does not include adjustments for the principal payments on the term loan of $30.0 million for the year ended December 31, 2020.

(4) Distributions declared for the applicable period and paid in the subsequent quarter.

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

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 0.91 million barrels per day in 2020, which was 12% lower than the 1.03 million barrels per day in 2019. Refiner and blender input volume decreased 13% to 798 thousand barrels per day for 2020, compared with 921 thousand barrels per day in 2019. Gasoline demand decreased 1.2 million barrels per day, or 13% in 2020. U.S. domestic ethanol ending stocks increased by approximately 2.5 million barrels, or 12%, year over year to 23.5 million barrels. As of December 31, 2020, according to Prime the Pump, there were approximately 2,300 retail stations selling E15 in 30 states, up from 2,080 at the beginning of the year, as well as 203 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through November 30, 2020 were approximately 1.22 bgy, down 7.6% from 1.32 bgy for the same period of 2019. Canada was the largest export destination for U.S. ethanol accounting for 25% of domestic ethanol export volume. Brazil, India, and South Korea accounted for 16%, 15%, and 8%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.3 to 1.5 billion gallons in 2021, excluding any significant exports to China, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

On April 1, 2018, China announced it would add an additional 15% tariff to the existing 30% tariff it had earlier imposed on ethanol imports from the United States and Brazil. China later raised the tariff further to 70% as the trade war escalated. In January 2020, China and the United States struck a “Phase I” trade agreement, which included commitments on agricultural commodity purchases. Ethanol, corn and distillers grains were included as potential purchases in the agreement. China has been purchasing large quantities of corn, which has raised domestic prices of this feedstock for our ethanol production process. In addition, in October 2020 it was announced that China had purchased a shipment of U.S. ethanol for the first time since March 2018.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Over the past few years, various bills and amendments have been proposed in the House and Senate which would eliminate the RFS II entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS II and related regulations can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

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

Congress first enacted CAFE in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. Flexible-fuel vehicles (FFVs), which are designed to run on a mixture of fuels, including higher blends of ethanol such as E85, receive preferential treatment in the form of CAFE credits. There are approximately 21 million FFVs on the road in the U.S. today, 16 million of which are light duty trucks. FFV credits have been decreasing since 2014 and were completely phased out in 2020. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, which has the potential to slow the growth of E85 markets. However, California’s Low Carbon Fuel Standard program (LCFS) has driven growth in E85 usage, and other state/regional LCFS programs have the potential to do the same.

The RFS II sets a floor for ethanol usage in the United States. When the RFS II was established in 2010, the required volume of “conventional” or corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. The EPA has not yet released a draft RVO rule for the 2021 volumes, despite the fact they typically release a draft mid-year and finalize the rule by November 30 each year. It is unclear when they will release the RVO for 2021.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total proposed RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if they will propose a reset rulemaking.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer is being challenged in an action filed in Federal District Court for the D.C. Circuit. However, the One-Pound Waiver remains in effect, and E15 is sold year-round in approximately 30 states.

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

In 2019, in a supplemental rulemaking to the 2020 RVO rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they added in the trailing three year average of gallons the DOE recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Though the EPA has often disregarded the recommendations of the DOE in years past, they stated in the rule their intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, but have indicated they will adhere to the DOE recommendations for the 2019 compliance year applications as well.

In January 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the Supreme Court announced they would hear the case. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation.

In light of the 10th Circuit ruling, a number of refineries have applied for “gap year” SREs in an effort to establish a continuous string of relief and to ensure they are able to qualify for SREs going forward. A total of 64 gap year requests were filed with the EPA and reviewed by the DOE. In September 2020 the EPA announced that they were denying 54 of the gap year requests that had been scored and returned by DOE, regardless of how they had been scored. The EPA will be adjudicating the 2020 compliance year SRE applications in early 2021 and has indicated they will adhere to the DOE recommendations of the 2019 compliance year applications as well. Without a string of continuous SRE approvals, almost no small refinery would be eligible to apply for hardship relief in this manner, unless the Supreme Court overturns the 10th Circuit ruling, which we believe is unlikely.

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. The EPA had indicated it would move forward with notice of proposed rulemaking on E15 labeling reforms, but they have not as of this filing. In 2020, five Governors and 15 Republican Senators sent letters to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. As of this filing the EPA had indicated only that they are watching the situation closely and reviewing the letters.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom our parent purchases most of its feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price our parent pays to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed our parent to receive certain tax refunds. In December 2020, Congress passed and the former President signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid.

The CARES Act provided a tax exclusion on the shipment of undenatured ethanol for use in manufacturing hand sanitizer, a key ingredient of which is undenatured ethanol of specific grades. The FDA has also provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Agency and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they are to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021. In 2020, there were few meaningful purchases of U.S. ethanol by China.

In Brazil, the Secretary of Foreign Trade had issued a tariff rate quota which expired in December of 2020. Exports to Brazil were on pace for 120 mmg in 2020. All U.S. ethanol gallons now face a 20% tariff into Brazil. Our parent’s exports also face tariffs, rate quotas, countervailing duties, and other hurdles in the European Union, India, Peru, Columbia and elsewhere, which limits the ability to compete in some markets. We believe some countries are using the COVID-19 crisis as justification for raising duties on imports of U.S. ethanol, or blocking imports entirely.

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. The remaining four cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180 day period the maximum ethanol blend allowed in the country would revert to 5.8%. There is an effort underway to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. The 180 day window was extended due to COVID-19, and the new deadline is March 20, 2021.

In January 2020, the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA was signed. The USMCA went into effect on July 1, 2020, and maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. According to the Department of Commerce, exports to Canada were 303.5 mmg and exports to Mexico were 61.5 mmg through November 30, 2020.

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

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The deadline for compliance with DOT specification 117 is May 1, 2023. The rule may increase our lease costs for railcars over the long term, which will in turn result in an increase in the fees we charge for railcar capacity. Additionally, existing railcars may be out of service for a period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations and have commenced transition of our fleet to DOT 117 compliant railcars. As of December 31, 2020, approximately 50% of our railcar fleet was DOT 117 compliant. We anticipate that an additional 20% of our railcar fleet will be DOT 117 compliant by the end of 2021, and that our entire fleet will be fully compliant by 2023.

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

Our parent’s operating margins influence its production levels, which in turn affects the volume of ethanol we store, throughput and transport. During periods of commodity price variability or compressed margins, our parent may slow down or temporarily idle operations at certain ethanol plants. Slowing production increases the ethanol yield per bushel of corn, optimizing cash flow in lower margin environments. In 2020, our parent’s ethanol facilities maintained an average utilization rate of approximately 71% of capacity, compared with 76% of capacity for the prior year. The reduction in the average utilization rate was primarily due to continued poor margins driven in part by a reduction in motor fuel demand as a result of the COVID-19 pandemic.

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

•On November 15, 2018, our parent announced the permanent closure of its ethanol plant located in Hopewell, Virginia. The closure did not affect our quarterly storage and throughput minimum volume commitment with Green Plains Trade.

•On December 28, 2020, our parent closed on the sale of its ethanol plant located in Hereford, Texas to Hereford Ethanol Partners, L.P. Correspondingly, the storage assets located adjacent to the Hereford plant were sold to our parent for $10.0 million, along with the transfer of associated railcar operating leases. Since this transaction closed on December 28, 2020, the impact to the comparability of our operating results was not material.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2019, compared to the year ended December 31, 2018, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 20, 2020.

Selected Financial Information and Operating Data

The following table reflects selected financial information (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues
Storage and throughput services	$48,603	$47,140	$59,290
Rail transportation services	21,496	21,265	26,055
Terminal services	8,506	9,664	10,498
Trucking and other	4,740	4,318	4,905
Total revenues	83,345	82,387	100,748
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	26,125	25,658	30,866
General and administrative	4,206	4,055	5,258
Depreciation and amortization	3,806	3,441	4,442
Gain on assignment of operating leases	-	-	(2,721)
Total operating expenses	34,137	33,154	37,845
Operating income	$49,208	$49,233	$62,903

The following table reflects selected operating data (in mmg, except railcar capacity billed):

	Year Ended December 31,
	2020	2019	2018
Product volumes
Storage and throughput services	796.4	859.8	1,134.7

Terminal services:
Affiliate	102.9	114.9	133.7
Non-affiliate	103.6	106.0	116.2
	206.5	220.9	249.9

Railcar capacity billed (daily avg. mmg)	80.6	79.8	96.9

Year Ended December 31, 2020, Compared with the Year Ended December 31, 2019

Revenues

Consolidated revenues increased $1.0 million for the year ended December 31, 2020, compared with the year ended December 31, 2019. Storage and throughput services revenue increased $1.5 million due to an increase in the rate per gallon charged to Green Plains Trade beginning on July 1, 2020. Trucking and other revenue increased $0.4 million primarily due to an increase in volumes transported for Green Plains Trade. Railcar transportation services revenue increased $0.2 million primarily due to an increase in average volumetric capacity provided and the average capacity fee charged of $0.7 million, offset by a decrease in railcar sublease revenue of $0.5 million. Terminal services revenue decreased $1.1 million as a result of a reduction in fees associated with minimum volume commitments.

Operations and Maintenance Expenses

Operations and maintenance expenses increased $0.5 million in 2020 compared with 2019, primarily due to increases in railcar lease expense of $0.3 million and repair and maintenance expense of $0.2 million.

General and Administrative Expenses

General and administrative expenses increased $0.2 million in 2020 compared with 2019, primarily due to an increase in insurance expense of $0.3 million, partially offset by a reduction in expenses allocated by our parent under the secondment agreement of $0.1 million.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities and borrowings under our credit facility. We expect operating cash flows will be sufficient to meet our liquidity needs. We consider opportunities to repay or refinance our debt, depending on market conditions, as part of our normal course of doing business. Our ability to meet our debt service obligations and other capital requirements depends on our future operating performance, which is subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We plan to utilize a combination of operating cash, refinancing and other strategic actions, to repay debt obligations as they come due.

Recently, we announced the sale to our parent of the Ord, Nebraska ethanol storage assets, along with the transfer of associated railcar operating leases, for $27.0 million. This transaction is anticipated to close within 45 days, and the proceeds will be used to repay our debt.

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

Distributions to Unitholders

Quarterly distributions are made from available cash within 45 days after the end of each calendar quarter, assuming we have available cash, up to an aggregate amount not to exceed $0.12 per outstanding unit, subject to the terms of the credit agreement which matures December 31, 2021. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. For more information, see Note 11 – Partners’ Deficit to the consolidated financial statements in this report.

The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2020	January 21, 2021	February 5, 2021	February 12, 2021	$0.1200
September 30, 2020	October 15, 2020	November 6, 2020	November 13, 2020	0.1200
June 30, 2020	July 16, 2020	July 31, 2020	August 7, 2020	0.1200
March 31, 2020	April 16, 2020	May 1, 2020	May 8, 2020	0.1200
December 31, 2019	January 16, 2020	January 31, 2020	February 7, 2020	0.4750
September 30, 2019	October 17, 2019	November 1, 2019	November 8, 2019	0.4750
June 30, 2019	July 18, 2019	August 2, 2019	August 9, 2019	0.4750
March 31, 2019	April 18, 2019	May 3, 2019	May 10, 2019	0.4750
December 31, 2018	January 17, 2019	February 1, 2019	February 8, 2019	0.4750
September 30, 2018	October 18, 2018	November 2, 2018	November 9, 2018	0.4750
June 30, 2018	July 19, 2018	August 3, 2018	August 10, 2018	0.4750
March 31, 2018	April 19, 2018	May 4, 2018	May 11, 2018	0.4750

Cash Flows

On December 31, 2020, we had $2.5 million of cash and cash equivalents and $5.0 million available under the revolving portion of our credit facility.

Net cash provided by operating activities was $47.8 million in 2020 compared with $46.7 million in 2019. Increased cash flows from operating activities resulted primarily from the distribution received from NLR, partially offset by changes in net working capital. Net cash provided by investing activities increased $9.8 million in 2020 compared with 2019, primarily as a result of the Hereford disposition in the fourth quarter of 2020. Net cash used in financing activities was $55.4 million in 2020, compared with $47.0 million in 2019. This increase was due to principal payments on our term loan and the payment of loan fees, partially offset by a decrease in our quarterly distributions paid.

Capital Resources

We incurred capital expenditures of $0.2 million in 2020 for various maintenance projects at our storage facilities. We do not anticipate significant capital spending for 2021.

During the year ended December 31, 2020, we received a distribution of $1.0 million from our NLR joint venture. We did not make any equity method investee contributions in 2020 and we do not anticipate making significant equity contributions to NLR in 2021. We expect to receive future distributions from NLR as excess cash becomes available.

Credit Facility

Green Plains Operating Company has a credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility was amended on June 4, 2020, decreasing the size of the facility from $200.0 million to $135.0 million. The amended credit facility includes a $130.0 million term loan and a $5.0 million revolving credit facility, maturing on December 31, 2021. Payments of $30.0 million were made on the term loan principal during the year ended December 31, 2020, including $10.0 million related to the sale of the storage assets located adjacent to the Hereford, Texas ethanol plant. As of December 31, 2020, no additional prepayments on the term loan were required or paid. Monthly principal payments of $2.5 million are required through April 15, 2021, with a step up to monthly payments of $3.2 million beginning May 15, 2021 through maturity. As of December 31, 2020, the term loan had a balance of $100.0 million and an interest rate of 6.00%, and there were no outstanding swing line loans.

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

The credit facility, which is supported by a group of financial institutions, will mature on December 31, 2021 unless extended by agreement of the lenders or replaced by another funding source. While we have not yet renegotiated the credit facility or secured additional funding necessary to repay the loan, we believe it is probable that we will source appropriate funding given our consistent and stable fee-based cash flows, ongoing profitability, low leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that we are unable to refinance the debt with the lenders prior to its maturity, we will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional common units, other strategic actions to extinguish the debt, or support from our parent.

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

Contractual Obligations

Our contractual obligations as of December 31, 2020, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$100,000	$100,000	$-	$-	$-
Interest and fees on debt obligations (2)	5,276	5,276	-	-	-
Operating leases (3)	45,267	12,750	19,349	10,305	2,863
Service agreements (4)	962	805	157	-	-
Other (5)	5,440	1,188	1,836	1,191	1,225
Total contractual obligations	$156,945	$120,019	$21,342	$11,496	$4,088

(1) Includes the current portion of long-term debt and excludes the effect of any debt discounts.

(2) Interest amounts are calculated over the terms of the loans using current interest rates, assuming scheduled principal and interest amounts are paid pursuant to the debt agreements. Includes administrative and/or commitment fees on debt obligations.

(3) Operating lease costs are primarily for property and railcar leases and exclude leases not yet commenced with undiscounted future lease payments of approximately $6.5 million.

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

We estimate the amount and timing of projected cash flows that will be generated by an asset over an extended period of time when we review our long-lived assets and goodwill. Circumstances that may indicate impairment include a decline in future projected cash flows, a decision to suspend plant operations for an extended period of time, sustained decline in our market capitalization or market prices for similar assets or businesses, or a significant adverse change in legal or regulatory matters or business climate. Significant management judgment is required to determine the fair value of our long-lived assets and goodwill and measure impairment, which includes projected cash flows. Fair value is determined by using various valuation techniques, including discounted cash flow models, sales of comparable properties and third-party independent appraisals. Changes in estimated fair value could result in an impairment of the asset.

During the first half of 2020, a decline in our stock price resulted in a decrease in our market capitalization. As such, we determined a triggering event had occurred that required an interim impairment assessment for the BlendStar reporting unit as of both March 31, 2020 and June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill impairment testing were employed and include market capitalization, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on our quantitative evaluations, we determined that the fair value of the BlendStar reporting unit substantially exceeded its carrying value, and that the goodwill assigned to the BlendStar reporting unit was not impaired. During the three months ended September 30, 2020, we did not identify any triggering events, and as such, no impairment assessment was deemed necessary.

We performed the annual goodwill assessment as of October 1, 2020 using a qualitative assessment, which resulted in no goodwill impairment. Please refer to Note 7 – Goodwill to the consolidated financial statements for further details.

Leases

On January 1, 2019, we adopted the amended guidance in ASC 842, Leases, and all related amendments, and applied it to all leases using the optional transition method which requires the amended guidance to be applied at the date of adoption. The standard does not require the guidance to be applied to the earliest comparative period presented in the financial statements. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

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

Interest Rate Risk

We are exposed to interest rate risk through our credit facility, which bears interest at a variable rate. At December 31, 2020, we had $100.0 million outstanding under our credit facility. A 10% change in interest rates would affect our interest expense by approximately $0.5 million per year, assuming no changes in the amount outstanding or other variables under our credit facility.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.

Under the supervision of and participation of our chief executive officer and chief financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2020, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the partnership’s internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. We have not identified any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP, and Unitholders Green Plains Partners LP:

Opinion on Internal Control Over Financial Reporting

We have audited Green Plains Partners LP and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations, partners’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 16, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Omaha, Nebraska

February 16, 2021

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

Director Independence

Although most companies listed on Nasdaq are required to have a majority of independent directors serving on the board of directors of the listed company, Nasdaq does not require a publicly traded limited partnership to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to meet the independence and financial literacy tests established by Nasdaq and the Exchange Act. We currently have three independent directors serving on our audit committee, Mr. Clayton Killinger, Mr. Brett Riley and Mr. Martin Salinas.

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

Conflicts Committee

Messrs. Killinger, Riley and Salinas serve on our conflicts committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. Mr. Riley acts as chairman of the conflicts committee. The board of directors of our general partner determine whether to refer a matter to the conflicts committee on a case-by-case basis. The members of our conflicts committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements set forth in our partnership agreement. If our general partner seeks approval from the conflicts committee, then it is presumed that, in making its decision, the conflicts committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Meetings of the Board of Directors

The board of directors held twelve meetings during 2020, while the audit committee held seven meetings. The conflicts committee, which meets on an ad-hoc basis, held nine meetings during 2020. Meetings were conducted via teleconference or in person. No director attended fewer than 83% of the aggregate of board meetings and committee meetings held on which the director served during this period.

Directors and Executive Officers of Green Plains Holdings LLC

Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Todd A. Becker and George P. (Patrich) Simpkins, who serve as directors, are also executive officers of our general partner and our parent. The following table shows information for the directors and executive officers of Green Plains Holdings as of February 11, 2021.

Name	Age	Positions with Green Plains Holdings LLC
Todd A. Becker	55	President and Chief Executive Officer (Chairman and Director)
George P. (Patrich) Simpkins	59	Chief Financial Officer (Director)
Walter S. Cronin	58	Chief Commercial Officer
Paul E. Kolomaya	55	Chief Accounting Officer
Michelle S. Mapes	54	Chief Legal and Administration Officer
Mark A. Hudak	60	Executive Vice President – Human Resources
Clayton E. Killinger	60	Director
Jerry L. Peters	63	Director
Brett C. Riley	50	Director
Martin Salinas, Jr.	49	Director

Todd A. Becker. Todd Becker was appointed President and Chief Executive Officer and a member of the board of directors of our general partner in March 2015. He also currently serves as the chairman of the board of directors of our general partner. Mr. Becker has served as President and Chief Executive Officer of our parent since January 2009, and was appointed as a director of our parent in March 2009. Mr. Becker served as our parent’s President and Chief Operating Officer from October 2008 to December 2008. He served as Chief Executive Officer of VBV LLC from May 2007 to October 2008. Mr. Becker was Executive Vice President of Sales and Trading at Global Ethanol from May 2006 to May 2007. Prior to that, he worked for ten years with ConAgra Foods, Inc. in various management positions including Vice President of International Marketing for ConAgra Trade Group and President of ConAgra Grain Canada. Mr. Becker has approximately 31 years of related experience in various commodity processing businesses, risk management and supply chain management, along with extensive international trading experience in agricultural markets. Mr. Becker served on the board of directors, including its audit and compensation committees, for Hillshire Brands Company from 2012 to 2014. Mr. Becker has a master’s degree in

Finance from the Kelley School of Business at Indiana University and a Bachelor of Science degree in Business Administration with a Finance emphasis from the University of Kansas. Mr. Becker brings valuable expertise to the board of directors of our general partner because he provides an insider’s perspective about the business and the strategic direction of the general partner to board discussions. His extensive commodity experience and leadership traits make him an essential member of the board of directors of our general partner.

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

The tabular and narrative information required by this Item 11 pursuant to Item 402 of Regulation S-K with respect to our Named Executive Officers is incorporated herein by reference from the disclosures which will be included in a subsequent amendment to this Annual Report on Form 10-K to be filed with the SEC within 120 days of our fiscal year end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our units as of February 11, 2021, held by (i) beneficial owners of 5% or more of the units, (ii) each director and named executive officer of our general partner, and (iii) all director and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 11, 2021, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of units beneficially owned is based on a total of 23,208,171 common units outstanding as of February 11, 2021.

	Green Plains Partners LP		Green Plains Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Todd A. Becker	57,556	*	544,595	1.5%
George P. (Patrich) Simpkins	5,000	*	153,795	*
Walter S. Cronin	-	*	58,400	*
Paul E. Kolomaya	1,500	*	78,914	*
Michelle S. Mapes	-	*	46,391	*
Clayton E. Killinger	50,270	*	-
Jerry L. Peters	40,276	*	10,858	*
Brett C. Riley	32,815	*	-
Martin Salinas, Jr.	28,209	*	-
All Directors and Executive Officers as a group (10 persons)	220,626

Other 5% or more unitholders:
Green Plains Inc. (2)	11,586,548	49.9%
No Street GP LP (3)	2,025,000	8.7%

* Less than 1%

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the partnership.

(2) Includes common units beneficially owned by our parent, which is publicly traded and managed by a separate ten-person board of directors.

(3) The address for this entity is 505 Montgomery Street, San Francisco, CA 94111. The share amount is based on the amount reported according to Nasdaq.com as of February 11, 2021. Shares are beneficially owned with sole voting and dispositive power.

Securities Authorized for Issuance Under Equity Compensation Plans

The board of directors of the general partner adopted our LTIP in connection with the IPO. Our LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The following table provides information as of December 31, 2020, with respect to the partnership’s common units that may be issued under our LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column
Equity compensation plans approved by security holders	47,620	$	n/a	2,378,377
Equity compensation plans not approved by security holders	-		-	-
Total	47,620		$-	2,378,377

(1) Amount shown represents restricted common unit awards outstanding under the LTIP as of December 31, 2020. These awards vest on June 30, 2021 and are not subject to an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of February 11, 2021, our parent owns 11,586,548 common units, representing a 48.9% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates. Quarterly distributions are made from available cash within 45 days after the end of each calendar quarter, assuming we have available cash, up to an aggregate amount not to exceed $0.12 per outstanding unit, subject to the terms of the credit agreement which matures December 31, 2021. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48% (in addition to distributions paid on its 2% general partner interest) of the distributions above the highest target distribution level.

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

•the partnership’s right of first offer, which expired June 30, 2020;

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

Effective November 15, 2018 and December 28, 2020, our general partner entered into amendments to the operational services and secondment agreement with our parent in connection with the disposition of ethanol storage and transportation assets in each applicable period. These amendments terminated our parent’s obligation to second certain employees to our general partner to provide management, maintenance and operational functions with respect to the divested assets.

Commercial Agreements

We have various fee-based commercial agreements with Green Plains Trade, including:

•10-year storage and throughput agreement, expiring on June 30, 2028;

•10-year rail transportation services agreement, expiring on June 30, 2025;

•1-year trucking transportation agreement, expiring on May 31, 2021;

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

Item 14. Principal Accounting Fees and Services.

For the years ended December 31, 2020 and 2019, KPMG LLP was our independent auditor. The following table sets forth aggregate fees billed or expected to be billed to us for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit fees	$600,000	$405,899
Audit-related fees	-	-
All other fees	-	-
Total	$600,000	$405,899

Audit fees are fees billed by KPMG for services during 2020 and 2019 related to professional services rendered for the annual audit of our consolidated financial statements, quarterly reviews of our consolidated financial statements, reviews of other partnership filings with the SEC, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

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

All services provided by KPMG during the years ended December 31, 2020 and 2019, were approved in advance by our audit committee. The audit committee has considered whether the provision of the services performed by our principal accountant is compatible with maintaining the principal accountant’s independence.

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

2.2

Asset Purchase Agreement, dated December 14, 2020, by and among Green Plains Partners LP, Green Plains Holdings LLC, Green Plains Operating Company LLC, Green Plains Ethanol Storage LLC, Green Plains Logistics LLC, Green Plains Inc., Green Plains Trade Group LLC and Green Plains Hereford LLC (incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on December 15, 2020). (The exhibits to the Asset Purchase Agreement have been omitted. The partnership will furnish such schedules to the SEC upon request).

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

4.1	Description of Securities Registered Under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.1 of our Annual Report on Form 10-K filed on February 20, 2020.
10.1(a)*	Green Plains Partners LP 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 1, 2015).
10.1(b)*	Form of Green Plains Partners LP Restricted Unit Agreement (incorporated by reference to Exhibit 10.1(b) of our Quarterly Report on Form 10-Q filed on August 12, 2015).
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

10.4(e)

Amendment No. 4 to Operational Services and Secondment Agreement, dated December 28, 2020, between Green Plains Inc. and Green Plains Holdings LLC (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on December 28, 2020).

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

10.5(f)

Amendment No. 4 to Rail Transportation Services Agreement, dated December 28, 2020, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 28, 2020).

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

10.6(f)

Amendment No. 4 to Ethanol Storage and Throughput Agreement, dated December 28, 2020, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on December 28, 2020). (The exhibits to Amendment No. 4 have been omitted. The partnership will furnish such schedules to the SEC upon request).

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

10.7(h)

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
101

The following information from Green Plains Partners LP Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL

 * Represents a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: February 16, 2021	GREEN PLAINS PARTNERS LP (Registrant) By: Green Plains Holdings LLC, its general partner By: /s/ Todd A. Becker Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer,	February 16, 2021
Todd A. Becker	(Principal Executive Officer) Chairman and Director

/s/ G. Patrich Simpkins Jr.	Chief Financial Officer and Director	February 16, 2021
G. Patrich Simpkins Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Clayton E. Killinger	Director	February 16, 2021
Clayton E. Killinger

/s/ Jerry L. Peters	Director	February 16, 2021
Jerry L. Peters

/s/ Brett C. Riley	Director	February 16, 2021
Brett C. Riley

/s/ Martin Salinas, Jr.	Director	February 16, 2021
Martin Salinas, Jr.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP, and Unitholders Green Plains Partners LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Green Plains Partners LP and subsidiaries (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, partners’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2021 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 14 to the consolidated financial statements, the Partnership changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recoverability of Goodwill

As described in Note 7 to the consolidated financial statements, the Partnership’s goodwill balance as of December 31, 2020 was $10.6 million, and was assigned entirely to the BlendStar reporting unit. The Partnership reviews goodwill at the reporting unit level for impairment at least annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. The Partnership performed a quantitative impairment test of goodwill during its first and second quarters of 2020 due to a decrease in the Partnership’s stock price that resulted in a decrease in the Partnership’s market capitalization. Key assumptions used in the discounted cash flow model for goodwill impairment testing include projected BlendStar EBITDA margins and the discount rate. Based on the Partnership’s quantitative evaluations, it was determined that the fair value of the BlendStar reporting unit exceeded its carrying value, and that the goodwill assigned to the BlendStar reporting unit was not impaired.

We identified the assessment of the recoverability of the Partnership’s goodwill as a critical audit matter. Specifically, subjective and challenging auditor judgment was required in testing the Partnership’s discounted cash flow model used to perform the quantitative impairment tests due to the degree of measurement uncertainty associated with projected BlendStar EBITDA margins and the discount rate. Additionally, specialized skills and knowledge were needed to test the selection of the discount rate.

The following are the primary procedures we performed to address the critical audit matter. We evaluated the design and tested the operating effectiveness of internal controls related to the goodwill impairment process, including the development of projected BlendStar EBITDA margins and the discount rate. We evaluated the Partnership’s ability to project BlendStar EBITDA margins by comparing historical projections to actual results. We evaluated projected BlendStar EBITDA margins based on current industry, macroeconomic and market conditions, and BlendStar’s historical results. We involved our valuation professionals with specialized skills and knowledge, who assisted in:

●evaluating the discount rate used by the Partnership by comparing the selected discount rate to publicly available data for comparable entities

●testing the estimate of the fair value of the reporting unit using the cash flow assumptions and discount rate and comparing the results to the fair value estimates.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2015.

Omaha, Nebraska

February 16, 2021

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$2,478	$261
Accounts receivable	605	985
Accounts receivable from affiliates	14,139	15,666
Prepaid expenses and other	772	517
Total current assets	17,994	17,429

Property and equipment, net	32,119	37,355
Operating lease right-of-use assets	40,604	35,456
Goodwill	10,598	10,598
Investment in equity method investee	3,994	4,329
Other assets	11	486
Total assets	$105,320	$105,653

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$3,792	$5,050
Accounts payable to affiliates	607	543
Accrued and other liabilities	4,527	4,461
Asset retirement obligations	911	565
Operating lease current liabilities	11,506	13,093
Current maturities of long-term debt	97,739	132,100
Total current liabilities	119,082	155,812

Asset retirement obligations	2,865	2,500
Operating lease long-term liabilities	29,835	23,088
Total liabilities	151,782	181,400

Commitments and contingencies (Note 14)

Partners' deficit
Common unitholders - public (11,621,623 and 11,574,003 units issued and outstanding, respectively)	124,823	114,006
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(170,368)	(188,304)
General partner interests	(917)	(1,449)
Total partners' deficit	(46,462)	(75,747)
Total liabilities and partners' deficit	$105,320	$105,653

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Affiliate	$78,510	$75,531	$94,267
Non-affiliate	4,835	6,856	6,481
Total revenues	83,345	82,387	100,748
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	26,125	25,658	30,866
General and administrative	4,206	4,055	5,258
Depreciation and amortization	3,806	3,441	4,442
Gain on assignment of operating leases	-	-	(2,721)
Total operating expenses	34,137	33,154	37,845
Operating income	49,208	49,233	62,903
Other income (expense)
Interest income	-	81	81
Interest expense	(8,513)	(8,310)	(7,307)
Other, net	-	14	119
Total other expense	(8,513)	(8,215)	(7,107)
Income before income taxes and income (loss) from equity method investee	40,695	41,018	55,796
Income tax expense	(212)	(220)	(101)
Income (loss) from equity method investee	664	681	(14)
Net income	$41,147	$41,479	$55,681

Net income attributable to partners' ownership interests:
General partner	$823	$830	$1,114
Limited partners - common unitholders	40,324	40,649	37,868
Limited partners - subordinated unitholders	-	-	16,699

Earnings per limited partner unit (basic and diluted):
Common units	$1.74	$1.76	$1.81
Subordinated units	$-	$-	$1.71
Weighted average limited partner units outstanding (basic and diluted):
Common units	23,149	23,129	20,950
Subordinated units	-	-	9,752

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT

(in thousands)

	Limited Partners
	Common Units - Public	Common Units - Green Plains	Subordinated Units - Green Plains	General Partner	Total
Balance, December 31, 2017	$115,747	$(38,505)	$(139,376)	$(712)	$(62,846)
Quarterly cash distributions to unitholders	(21,872)	(15,866)	(22,563)	(1,504)	(61,805)
Net income	21,200	16,668	16,699	1,114	55,681
Unit-based compensation, including general partner net contributions	277	-	-	6	283
Conversion of subordinated units	-	(145,240)	145,240	-	-
Disposition of Bluffton, Lakota, and Riga assets	-	114,790	-	2,343	117,133
Retirement of units	-	(118,482)	-	(2,418)	(120,900)
Balance, December 31, 2018	115,352	(186,635)	-	(1,171)	(72,454)
Quarterly cash distributions to unitholders	(21,968)	(22,015)	-	(1,115)	(45,098)
Net income	20,303	20,346	-	830	41,479
Unit-based compensation, including general partner net contributions	319	-	-	7	326
Balance, December 31, 2019	114,006	(188,304)	-	(1,449)	(75,747)
Quarterly cash distributions to unitholders	(9,675)	(9,676)	-	(449)	(19,800)
Net income	20,172	20,152	-	823	41,147
Unit-based compensation, including general partner net contributions	320	-	-	7	327
Disposition of Hereford assets	-	7,460	-	151	7,611
Balance, December 31, 2020	$124,823	$(170,368)	$-	$(917)	$(46,462)

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net income	$41,147	$41,479		$55,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,806	3,441		4,442
Accretion	264	168		65
Amortization of debt issuance costs	1,695	839		793
Gain on the disposal of assets	-	(14)		(44)
Unit-based compensation	320	319		277
(Income) loss from equity method investee	(664)	(681)		14
Distribution from equity method investee	1,000	-		-
Gain on assignment of operating leases	-	-		(2,721)
Other	75	(39)		47
Changes in operating assets and liabilities before effects of asset dispositions:
Accounts receivable	380	475		1,240
Accounts receivable from affiliates	1,527	(1,769)		3,437
Prepaid expenses and other assets	(255)	173		372
Accounts payable and accrued liabilities	(1,660)	2,544		(6,826)
Accounts payable to affiliates	44	(167)		(1,430)
Operating lease liabilities and right-of-use assets	94	(150)		-
Other	16	39		44
Net cash provided by operating activities	47,789	46,657		55,391

Cash flows from investing activities
Purchases of property and equipment	(162)	(305)		(1,267)
Proceeds from the disposal of property and equipment	-	331		11
Proceeds from the assignment of operating leases	-	-		2,721
Contributions to equity method investee	-	-		(1,425)
Disposition of assets	10,000	-		-
Net cash provided by investing activities	9,838	26		40

Cash flows from financing activities
Payments of distributions	(19,800)	(45,098)		(61,805)
Proceeds from revolving credit facility	43,900	86,200		83,100
Payments on revolving credit facility	(49,000)	(88,100)		(76,000)
Proceeds from issuance of long-term debt	3,000	-		-
Principal payments on long-term debt	(30,000)	-		-
Payments of loan fees	(3,517)	-		(665)
Other	7	7		6
Net cash used in financing activities	(55,410)	(46,991)		(55,364)

Net change in cash and cash equivalents	2,217	(308)		67
Cash and cash equivalents, beginning of period	261	569		502
Cash and cash equivalents, end of period	$2,478	$261		$569

Non-cash investing and financing activity:
Settlement of NMTC transaction	$-	$8,100	$
Transfer of assets and liabilities in equity exchange with parent	$-	$-		$(3,767)

Supplemental disclosures of cash flow
Cash paid for income taxes	$96	$240		$124
Cash paid for interest	$6,562	$7,560		$6,439

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

On November 15, 2018, Green Plains announced the permanent closure of its ethanol plant located in Hopewell, Virginia. The closure did not affect the quarterly storage and throughput minimum volume commitment with Green Plains Trade.

On December 28, 2020, Green Plains closed on the sale of its ethanol plant located in Hereford, Texas to Hereford Ethanol Partners, L.P. Correspondingly, the partnership’s storage assets located adjacent to the Hereford plant were sold to Green Plains for $10.0 million, along with the transfer of associated railcar operating leases. As part of this transaction, the quarterly storage and throughput minimum volume commitment with Green Plains Trade was reduced to 232.5 mmg per quarter.

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

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.0 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

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

The partnership identified triggering events due to decreases in its stock price and as a result, its market capitalization, and performed interim quantitative goodwill assessments as of March 31, 2020 and June 30, 2020. The partnership performed its annual goodwill assessment as of October 1, 2020, using a qualitative assessment. Each of the goodwill assessments resulted in no goodwill impairment. For additional information, please refer to Note 7 – Goodwill.

Leases

On January 1, 2019, the partnership adopted the amended guidance in ASC 842, Leases, and all related amendments, and applied it to all leases using the optional transition method which requires the amended guidance to be applied at the date of adoption. The standard does not require the guidance to be applied to the earliest comparative period presented in the financial statements. As such, comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership had no short-term lease expense for the years ended December 31, 2020 or 2019.

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

The partnership utilizes a portfolio approach for lease classification, which allows for an entity to group together leases with similar characteristics provided that its application does not create a material difference when compared to accounting for the leases at a contract level. For the partnership’s railcar leases, the partnership combines the railcars within each contract rider and accounts for each contract rider as an individual lease.

From a lessee perspective, the partnership combines both the lease and non-lease components and accounts for them as one lease. Certain of the partnership’s railcar agreements provide for maintenance costs to be the responsibility of the partnership as incurred or charged by the lessor. This maintenance cost is a non-lease component that the partnership combines with the monthly rental payment and accounts for the total cost as operating lease expense. In addition, the partnership has a land lease that contains a non-lease component for the handling and unloading services the landlord provides. The partnership combines the cost of services with the land lease cost and accounts for the total as operating lease expense.

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

From a lessor perspective, the partnership combines, by class of underlying asset, both the lease and non-lease components and accounts for them as one lease. The storage and throughput agreement consists of lease costs paid by Green Plains Trade for the rental of the terminal facilities as well as non-lease costs for the throughput services provided by the partnership. For this agreement, the partnership combines the facility rental revenue and the service revenue and accounts for the total as leasing revenue. The railcar transportation services agreement consists of lease costs paid by Green Plains Trade for the use of the partnership’s railcar assets as well as non-lease costs for logistical operations management and other services. For this agreement, the partnership combines the railcar rental revenue and the service revenue and accounts for the total as leasing revenue.

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

Income Taxes

The partnership is a limited partnership, which is not subject to federal income taxes. However, the partnership is subject to state income taxes in certain states. As a result, the financial statements reflect a provision or benefit for such income taxes. The general partner and the unitholders are responsible for paying federal and state income taxes on their share of the partnership’s taxable income.

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

3. REVENUE

Revenue Recognition

The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied. Generally this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Revenue is measured as the amount of consideration expected to be received in exchange for providing services.

Revenue by Source

The following table disaggregates our revenue by major source (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues
Service revenues
Terminal services	$8,105	$9,230	$9,197
Trucking and other	4,740	4,318	4,905
Rail transportation services	-	-	108
Total service revenues	12,845	13,548	14,210
Leasing revenues (1)
Storage and throughput services	48,603	47,140	59,290
Rail transportation services	21,496	21,265	25,947
Terminal services	401	434	1,301
Total leasing revenues	70,500	68,839	86,538
Total revenues	$83,345	$82,387	$100,748

(1) Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, Revenue from Contracts with Customers, and are accounted for under ASC 842, Leases for 2020 and 2019 and ASC 840, Leases for 2018.

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

Major Customers

Revenue from Green Plains Trade Group was $78.5 million, $75.5 million, and $94.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, which exceeds 10% of the partnership's total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements for the year ended December 31, 2020 (in thousands):

Amount
Balance at January 1, 2020	$230
Revenue recognized included in beginning balance	(230)
Net additions	247
Balance at December 31, 2020	$247

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of December 31, 2020, in the subsequent quarter when the product is withdrawn from tank storage.

4. DISPOSITIONS

Hereford Disposition

On December 28, 2020, Green Plains closed on the sale of its ethanol plant located in Hereford, Texas to Hereford Ethanol Partners, L.P. Correspondingly, the partnership’s storage assets located adjacent to the Hereford plant were sold to Green Plains for $10.0 million, along with the transfer of associated railcar operating leases.

This transaction was accounted for as a transfer between entities under common control and was approved by the conflicts committee. There were no material transaction costs recorded for the disposition.

The following is a summary of assets and liabilities disposed of or assumed (in thousands):

Total consideration received	$10,000
Identifiable assets and liabilities disposed of:
Property and equipment, net	2,494
Operating lease right-of-use assets	5,094
Operating lease current liabilities	(976)
Operating lease long-term liabilities	(4,200)
Asset retirement obligations	(186)
Total identifiable net assets	2,226
Liabilities assumed	163
Partners' deficit effect	$7,611

In conjunction with the disposition, the partnership amended the 1) operational services agreement, 2) ethanol storage and throughput agreement, and 3) rail transportation services agreement. Please refer to Note 15 – Related Party Transactions to the consolidated financial statements for additional information.

Bluffton, Lakota, and Riga Disposition

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

The partnership uses market interest rates to measure the fair value of its long-term debt and adjusts those rates for all necessary risks, including its own credit risk. At December 31, 2020 and 2019, the carrying amount of debt approximated fair value.

6. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2020	2019
Tanks and terminal equipment	$37,534	$41,040
Leasehold improvements and other	11,178	10,370
Land and buildings	8,030	8,424
Rail and rail equipment	4,551	4,551
Trucks and other vehicles	4,388	4,177
Computer equipment, furniture and fixtures	495	495
Construction-in-progress	244	274
Total property and equipment	66,420	69,331
Less: accumulated depreciation and amortization	(34,301)	(31,976)
Property and equipment, net	$32,119	$37,355

7. GOODWILL

The partnership currently has goodwill assigned to one reporting unit, BlendStar. During the first half of 2020, a decline in the partnership’s stock price resulted in a decrease in the partnership’s market capitalization. As such, the partnership determined a triggering event had occurred that required an interim impairment assessment for its BlendStar reporting unit as of both March 31, 2020 and June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill impairment testing were employed and include market capitalization, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the partnership’s quantitative evaluations, it was determined that the fair value of the BlendStar reporting unit substantially exceeded its carrying value, and the partnership concluded that the goodwill assigned to the BlendStar reporting unit was not impaired. During the three months ended September 30, 2020, the partnership did not identify any triggering events, and as such, no impairment assessment was deemed necessary.

The partnership performed the annual goodwill assessment as of October 1, 2020, and given the quantitative work performed during previous quarters as described above, the partnership used a qualitative assessment, which resulted in no goodwill impairment. Therefore, there were no changes in the carrying amount of goodwill, which was $10.6 million at both December 31, 2020 and 2019.

8. DEBT

Credit Facility

Green Plains Operating Company has a credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility was amended on June 4, 2020, decreasing the size of the facility from $200.0 million to $135.0 million. The amended credit facility includes a $130.0 million term loan and a $5.0 million revolving credit facility maturing on December 31, 2021. The partnership made $30.0 million in principal payments on the term loan during the year ended December 31, 2020, including $10.0 million related to the sale of the storage assets located adjacent to the Hereford, Texas ethanol plant. As of December 31, 2020, no additional prepayments on the term loan were required or paid. Monthly principal payments of $2.5 million are required through April 15, 2021, with a step up to monthly payments of $3.2 million beginning May 15, 2021 through maturity.

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

The term loan balance, and any advances on the revolver, are subject to a floating interest rate based on a 1.00% Libor floor plus 4.50% to 5.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. However, if less than $40.0 million of prepayments in excess of the scheduled monthly payments have been made prior to April 1, 2021, the term loan balance and any advances on the revolver will be subject to a floating rate based on a 1.00% Libor floor plus 5.00% to 5.75% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. The unused portion of the revolver is subject to a commitment fee of 0.50%. The credit facility also allows for swing line loans subject to the revolver availability. Swing line loans are subject to a floating interest rate based on the Prime Rate plus 3.50% to 4.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. As of December 31, 2020, the term loan had a balance of $100.0 million and an interest rate of 6.00%, and there were no outstanding swing line loans.

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

The partnership had $100.0 million and $132.1 million of borrowings outstanding under the credit facility as of December 31, 2020 and 2019, respectively. In addition, the partnership had $2.3 million of debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of December 31, 2020. The partnership had no unamortized debt issuance costs as of December 31, 2019.

The credit facility, which is supported by a group of financial institutions, will mature on December 31, 2021 unless extended by agreement of the lenders or replaced by another funding source. While the partnership has not yet renegotiated the credit facility or secured additional funding necessary to repay the loan, the partnership believes it is probable that it will source appropriate funding given the partnership’s consistent and stable fee-based cash flows, ongoing profitability, low leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that the partnership is unable to refinance its debt with the lenders prior to its maturity, the partnership will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional common units, other strategic actions to extinguish the debt, or support from Green Plains.

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

Scheduled long-term debt repayments as of December 31, 2020, are as follows (in thousands):

Year Ending December 31,	Amount
2021	$100,000
2022	-
2023	-
2024	-
2025	-
Thereafter	-
Total	$100,000

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of December 31, 2020.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the years ended December 31, 2020 and 2019.

9. ASSET RETIREMENT OBLIGATIONS

Under various lease agreements, the partnership has AROs when certain machinery and equipment are disposed or operating leases expire. During the year ended December 31, 2020, the partnership reassessed the estimated cost of AROs related to its railcar operating leases. The reassessment resulted in a change in estimated costs that has been reflected as an increase of $0.4 million to the ARO liabilities and corresponding assets on the consolidated balance sheet as of December 31, 2020. The following table summarizes the change in the liability for the AROs (in thousands):

Amount
Balance, December 31, 2018	$3,216
Additional asset retirement obligations incurred	31
Liabilities settled	(350)
Accretion expense	168
Balance, December 31, 2019	3,065
Additional asset retirement obligations incurred	512
Liabilities settled	(497)
Accretion expense	264
Change in estimate	432
Balance, December 31, 2020	$3,776

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

The non-vested unit-based award activity for the year ended December 31, 2020, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2019	22,856	$14.00
Granted	47,620	6.72
Vested	(22,856)	14.00
Non-Vested at December 31, 2020	47,620	$6.72	0.5

Compensation costs related to the unit-based awards of approximately $320 thousand, $319 thousand and $277 thousand were recognized during the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, there were $159 thousand of unrecognized compensation costs from unit-based compensation awards.

11. PARTNERS’ DEFICIT

A roll forward of the number of common limited partner units outstanding is as follows:

	Common Units - Public	Common Units - Green Plains	Total
Units, December 31, 2018	11,551,147	11,586,548	23,137,695
Units issued under the LTIP	22,856	-	22,856
Units, December 31, 2019	11,574,003	11,586,548	23,160,551
Units issued under the LTIP	47,620	-	47,620
Units, December 31, 2020	11,621,623	11,586,548	23,208,171

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

The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2020	January 21, 2021	February 5, 2021	February 12, 2021	$0.1200
September 30, 2020	October 15, 2020	November 6, 2020	November 13, 2020	0.1200
June 30, 2020	July 16, 2020	July 31, 2020	August 7, 2020	0.1200
March 31, 2020	April 16, 2020	May 1, 2020	May 8, 2020	0.1200
December 31, 2019	January 16, 2020	January 31, 2020	February 7, 2020	0.4750
September 30, 2019	October 17, 2019	November 1, 2019	November 8, 2019	0.4750
June 30, 2019	July 18, 2019	August 2, 2019	August 9, 2019	0.4750
March 31, 2019	April 18, 2019	May 3, 2019	May 10, 2019	0.4750
December 31, 2018	January 17, 2019	February 1, 2019	February 8, 2019	0.4750
September 30, 2018	October 18, 2018	November 2, 2018	November 9, 2018	0.4750
June 30, 2018	July 19, 2018	August 3, 2018	August 10, 2018	0.4750
March 31, 2018	April 19, 2018	May 4, 2018	May 11, 2018	0.4750

The total cash distributions paid during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
General partner distributions	$396	$902	$1,236
Incentive distributions	53	213	268
Total distributions to general partner	449	1,115	1,504

Limited partner common units - public	9,675	21,968	21,872
Limited partner common units - Green Plains	9,676	22,015	15,866
Limited partner subordinated units - Green Plains	-	-	22,563
Total distributions to limited partners	19,351	43,983	60,301
Total distributions paid	$19,800	$45,098	$61,805

The total cash distributions declared during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
General partner distributions	$227	$902	$1,155
Incentive distributions	-	213	272
Total distributions to general partner	227	1,115	1,427

Limited partner common units - public	5,572	21,979	21,938
Limited partner common units - Green Plains	5,562	22,015	19,307
Limited partner subordinated units - Green Plains	-	-	15,095
Total distributions to limited partners	11,134	43,994	56,340
Total distributions declared	$11,361	$45,109	$57,767

12. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units, and to subordinated units prior to the expiration of the subordination period, is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit is the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2020. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Year Ended December 31, 2020
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$11,134	$227	$11,361
Earnings in excess of distributions	29,190	596	29,786
Total net income	$40,324	$823	$41,147

Weighted-average units outstanding - basic and diluted	23,149

Earnings per limited partner unit - basic and diluted	$1.74

	Year Ended December 31, 2019
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$43,994	$1,115	$45,109
Earnings less than distributions	(3,345)	(285)	(3,630)
Total net income	$40,649	$830	$41,479

Weighted-average units outstanding - basic and diluted	23,129

Earnings per limited partner unit - basic and diluted	$1.76

	Year Ended December 31, 2018
	Limited Partner Common Units	Limited Partner Subordinated Units	General Partner	Total
Net income
Distributions declared	$41,245	$15,095	$1,427	$57,767
Earnings (less than) in excess of distributions	(3,377)	1,604	(313)	(2,086)
Total net income	$37,868	$16,699	$1,114	$55,681

Weighted-average units outstanding - basic and diluted	20,950	9,752

Earnings per limited partner unit - basic and diluted	$1.81	$1.71

13. INCOME TAXES

The partnership is a limited partnership, which is not subject to federal income taxes. However, the partnership is subject to state income taxes in certain states. As a result, the financial statements reflect a provision or benefit for such income taxes. The general partner and the unitholders are responsible for paying federal and state income taxes on their share of the partnership’s taxable income. The partnership’s income tax balances did not have a material impact on the financial statements.

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current	$137	$238	$101
Deferred	75	(18)	-
Total	$212	$220	$101

Differences between income tax expense computed at the statutory federal income tax rate on its income subject to tax are presented on the consolidated statements of operations and summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax expense at federal statutory rate	$62	$51	$49
State income tax expense, net of federal	151	170	53
Other	(1)	(1)	(1)
Income tax expense	$212	$220	$101

The partnership conducts business and its parent files tax returns in several states within the United States. The partnership’s federal and state returns filed by its parent for the tax years ended December 31, 2017, and later are still subject to audit.

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

The partnership’s leases do not specify an implicit interest rate. Therefore, the incremental borrowing rate is used based on information available at commencement date to determine the present value of future payments.

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 10.8 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Lease expense
Operating lease expense (1)	$16,033	$15,583
Variable lease benefit (2)	(289)	(165)
Total lease expense	$15,744	$15,418

(1) Amount includes an additional $0.2 million of accelerated lease expense due to the early termination of leased railcar assets for the year ended December 31, 2020.

(2) Represents railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade, offset by amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,937	$15,720

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	24,597	11,165

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases (1)	5,170	1,726

(1) As part of the Hereford disposition, the partnership derecognized $5.1 million in right-of-use assets and $5.2 million in lease obligations related to railcar operating leases. See Note 4 – Dispositions for further details.

Supplemental balance sheet information related to operating leases is as follows:

	December 31,
	2020	2019
Weighted average remaining lease term	4.5 years	4.2 years

Weighted average discount rate	4.11%	5.19%

Aggregate minimum lease payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2021	$12,750
2022	11,256
2023	8,093
2024	6,271
2025	4,034
Thereafter	2,863
Total	$45,267
Less: Present value discount	(3,926)
Operating lease liabilities	$41,341

The partnership has additional railcar operating leases that will commence in the first quarter of 2021 to replace expiring leases, with undiscounted future lease payments of approximately $6.5 million and lease terms of five years. These amounts are not included in the tables above.

Lease Revenue

The components of lease revenue are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Lease revenue
Operating lease revenue	$69,639	$68,774
Variable lease revenue (expense) (1)	710	(572)
Sublease revenue	151	637
Total lease revenue	$70,500	$68,839

(1) Represents amounts charged to Green Plains Trade under the storage and throughput agreement in excess of the initial rate of $0.05 per gallon, amounts delivered by Green Plains Trade and other customers in excess of various minimum volume commitments, and the difference between the contracted railcar volumetric capacity and the actual amount provided to Green Plains Trade during the period.

In accordance with the amended storage and throughput agreement, Green Plains Trade is obligated to deliver a minimum volume of 232.5 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs associated with the agreement through June 30, 2020, and $0.05312 per gallon subsequent to June 30, 2020. The remaining lease term for this agreement is 7.5 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon in future years is as follows (in thousands):

Year Ending December 31,	Amount
2021	$49,391
2022	49,391
2023	49,391
2024	49,391
2025	49,391
Thereafter	123,477
Total	$370,432

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 4.5 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement in future years is as follows (in thousands):

Year Ending December 31,	Amount
2021	$19,230
2022	17,068
2023	11,346
2024	8,816
2025	5,943
Thereafter	-
Total	$62,403

The partnership provides terminal services and logistics solutions to certain customers under various terminal service agreements, some of which have minimum volume commitments. At terminals where a customer is predominantly provided exclusive use of the terminal or tank storage assets, the partnership is considered a lessor as part of an operating lease agreement. Revenue is recognized over the term of the lease based on the minimum volume commitment, or total actual throughput if in excess of the minimum volume commitment. The partnership currently has one such agreement, with a remaining lease term of 4.7 years, which includes renewal options reasonably certain to be exercised. Anticipated minimum operating lease revenue for this terminal in future years is as follows (in thousands):

Year Ending December 31,	Amount
2021	$74
2022	74
2023	74
2024	74
2025	49
Thereafter	-
Total	$345

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during both the years ended December 31, 2020 and 2019. Aggregate minimum payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2021	$805
2022	157
2023	-
2024	-
2025	-
Thereafter	-
Total	$962

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

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of approximately $3.4 million, $3.4 million and $4.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

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

•1-year trucking transportation agreement, expiring on May 31, 2021;

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

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 232.5 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05 per gallon on all volume it throughputs through June 30, 2020, and $0.05312 per gallon subsequent to June 30, 2020. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward payments due on future volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time this option will expire.

On November 15, 2018, as part of the sale of ethanol storage assets associated with the ethanol plants located in Bluffton, Indiana, Lakota, Iowa, and Riga, Michigan, the storage and throughput agreement was amended to reduce the minimum volume commitment from 296.6 mmg of product per calendar quarter to 235.7 mmg. In addition, the storage and throughput agreement with Green Plains Trade was extended an additional three years to June 30, 2028.

On December 28, 2020, as part of the sale of ethanol storage assets associated with the ethanol plant located in Hereford, Texas, the storage and throughput agreement was amended to reduce the minimum volume commitment from 235.7 mmg of product per calendar quarter to 232.5 mmg.

As of December 31, 2019, the cumulative minimum volume deficiency credits available to Green Plains Trade totaled $4.5 million. During the year ended December 31, 2020, Green Plains Trade utilized credits of $0.3 million, and the remaining balance of these prior year credits of $4.2 million expired.

As of December 31, 2020, the cumulative minimum volume deficiency credits available to Green Plains Trade totaled $7.8 million. These credits expire, if unused, as follows:

•$4.3 million, expiring on June 30, 2021;

•$2.4 million, expiring on September 30, 2021; and

•$1.1 million, expiring on December 31, 2021.

The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the years ended December 31, 2020, 2019 and 2018, the average monthly fee was approximately $0.0221, $0.0215 and $0.0221 per gallon, respectively, for the average railcar volumetric capacity provided by the partnership, which was 80.6, 79.8 and 96.9 mmg, respectively. The partnership’s leased railcar fleet consisted of approximately 2,480 and 2,630 railcars as of December 31, 2020 and 2019, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade, which was approximately 1.2 mmg, 3.3 mmg and 6.6 mmg for the years ended December 31, 2020, 2019 and 2018, respectively. Green Plains Trade was obligated to pay a monthly fee of approximately $0.0013, $0.0013 and $0.0014 per gallon for the years ended December 31, 2020, 2019 and 2018, respectively, for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

Under the Birmingham terminal services agreement, effective through December 31, 2022, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 8.3 mmg per month and pay associated throughput fees, as well as fees for ancillary services.

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $69.9 million, $67.8 million and $85.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The partnership also recorded revenues from Green Plains Trade related to trucking and terminal services of $8.6 million, $7.8 million and $9.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Other Related Party Revenues and Expenses

The partnership incurred tank cleaning expenses charged by a subsidiary of the parent for cleaning of its storage tanks of $22 thousand for the year ended December 31, 2018. There were no charges for these services for the years ended December 31, 2020 or 2019.

16. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. The partnership entered into a project management agreement with NLR, effective June 23, 2017, in which NLR provided the partnership a fixed monthly fee to coordinate and manage the development, design, and construction of the Little Rock, Arkansas unit train terminal. Construction of the terminal was completed during the first quarter of 2018. The partnership recognized $75 thousand within other income for the performance of these services for the year ended December 31, 2018.

The partnership received its first distribution from NLR in the amount of $1.0 million during the year ended December 31, 2020. In addition, the partnership had an outstanding receivable of $25 thousand and $23 thousand due from NLR for various reimbursable expenses as of December 31, 2020 and 2019, respectively. As of December 31, 2020, the partnership's investment balance in the joint venture was $4.0 million.

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

17. QUARTERLY FINANCIAL DATA (Unaudited)

The following tables set forth certain unaudited financial data for each of the quarters within the years ended December 31, 2020 and 2019 (in thousands, except per unit amounts). This information has been derived from the partnership’s consolidated financial statements and in management’s opinion, reflects all adjustments necessary for a fair presentation of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenues	$21,311	$21,382	$20,381	$20,271
Operating expenses	8,822	8,703	8,447	8,165
Operating income	12,489	12,679	11,934	12,106
Other expense	(2,331)	(2,498)	(1,820)	(1,864)
Income tax expense	(46)	(30)	(105)	(31)
Income from equity method investee	176	155	175	158
Net income attributable to the partnership	$10,288	$10,306	$10,184	$10,369
Earnings per limited partner unit (basic and diluted):
Common units	$0.44	$0.44	$0.43	$0.44
Distribution declared	$0.1200	$0.1200	$0.1200	$0.1200

	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenues	$20,321	$20,154	$20,825	$21,087
Operating expenses	8,039	8,156	7,992	8,967
Operating income	12,282	11,998	12,833	12,120
Other expense	(1,967)	(1,994)	(2,219)	(2,035)
Income tax expense	(76)	(45)	(47)	(52)
Income from equity method investee	151	173	142	215
Net income attributable to the partnership	$10,390	$10,132	$10,709	$10,248
Earnings per limited partner unit (basic and diluted):
Common units	$0.44	$0.43	$0.45	$0.43
Distribution declared	$0.4750	$0.4750	$0.4750	$0.4750

118. SUBSEQUENT EVENTS

On January 25, 2021, Green Plains entered into an Asset Purchase Agreement to sell its ethanol plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC. Correspondingly, the partnership entered into an Asset Purchase Agreement to sell its storage assets located adjacent to the Ord plant to Green Plains for $27.0 million, along with the transfer of associated railcar operating leases. The funds received will be used to pay down debt. As part of this transaction, upon closing, the quarterly storage and throughput minimum volume commitment with Green Plains Trade will be reduced to 217.7 mmg per quarter, and the storage and throughput agreement with Green Plains Trade will be extended an additional year to June 30, 2029.

The transaction is anticipated to close within 45 days in conjunction with the completion of the Green Plains Ord ethanol asset sale, subject to customary closing conditions. The terms of this transaction were approved by both the board of directors of the general partner and the board of directors’ conflicts committee, which consists entirely of independent directors.

T