Form 10-K/A
period 2020-12-31
Green Plains Partners LP
filed 2021-03-15
CIK 1635650

F

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of February 14, 2021, the registrant had 23,208,171 common units outstanding.

EXPLANATORY NOTE

Green Plains Partners LP (the “partnership”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”), to the partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2021 (the “Original Filing”), solely to include information required by Item 11 of Part III of Form 10-K. The information required by Item 11 of Part III of From 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment amends and restates in its entirety Item 11 of Part III of the Original Filing.

Pursuant to the SEC rules, Item 15 of Part IV has also been amended to contain the currently dated certificates from the partnership’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the partnership’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, the partnership is not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Other than with respect to the information contained herein with respect to Item 11 of Part III below, this Amendment does not change any of the information contained in the Original Filing. Other than as specifically set forth herein, the partnership has not updated or amended the disclosures contained in the Original Filing to reflect events that have occurred since the date thereof. Accordingly, this Amendment should be read in conjunction with the Original Filing.

TABLE OF CONTENTS

Page

PART III

Item 11.	Executive Compensation.	1

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	7
	Signatures.	8

ii

PART III

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s compensation programs and the key executive compensation decisions that were made for 2020. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals in the summary compensation table below.

Overview – Compensation Decisions and Allocation of Compensation Expenses

Neither the partnership nor the general partner directly employ any of the persons responsible for managing our business. Our general partner, under the direction of its board of directors, is responsible for managing our operations and for obtaining the services of the employees that operate our business. The officers of our general partner are employees of our parent. Our general partner does not have a compensation committee.

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

The executive officers of our general partner perform services unrelated to our business for our parent and its affiliates and will not receive any separate amounts of compensation for their services to us or our general partner. Each of the executive officers of our general partner devoted substantially less than a majority of his or her working time to matters relating to our ethanol and fuel storage assets, terminal and transportation assets. As a result, we do not believe the compensation the executive officers of our general partner receive in relation to the services they perform with respect to our ethanol storage assets, terminal and transportation assets would comprise a material amount of their total compensation.

For the year ended December 31, 2020, the following individuals served as our named executive officers (“NEOs”):

•Todd A. Becker – President and Chief Executive Officer

•George P. (Patrich) Simpkins Jr. – Chief Financial Officer

•Walter S. Cronin – Chief Commercial Officer

•Paul E. Kolomaya – Chief Accounting Officer

•Michelle S. Mapes – Chief Legal and Administration Officer

The NEOs of our general partner are employed and compensated by our parent. The NEOs continue to participate in employee benefit plans and arrangements sponsored by our parent, including plans that may be established in the future. Our general partner has not entered into any employment agreements with any of its executive officers. There was no compensation in any form paid to or earned by any executive officer of our general partner in 2020, 2019 or 2018, as all compensation was paid by our parent and allocated to the partnership through our corporate allocation process.

Our parent provides compensation to its executives in the form of base salaries, annual cash bonuses and stock incentive awards under our parent’s long-term equity incentive plan.

Summary Compensation Table

The following table provides certain compensation information for our NEOs for the years ended December 31, 2020, 2019 and 2018:

Name and principal position	Year	Salary (1)	Bonus (1)	Stock awards (1)(2)	Non-equity incentive plan comp. (1)(3)	All other comp. (1)(4)	Total
Todd Becker, President and Chief Executive Officer	2020	$31,609	$-	$117,403	$59,140	$4,265	$212,417
	2019	32,302	-	131,850	57,682	4,189	226,023
	2018	27,538	-	119,495	36,946	3,721	187,700
Patrich Simpkins, Chief Financial Officer (5)	2020	18,062	5,057	27,093	15,533	771	66,516
	2019	16,780	-	23,512	10,959	260	51,511
Walter Cronin, Chief Commercial Officer (6)	2020	13,547	8,941	25,287	11,650	291	59,716
Paul Kolomaya, Chief Accounting Officer (6)	2020	12,643	-	12,147	9,528	801	35,119
Michelle Mapes, Chief Legal and Administration Officer (7)	2020	15,804	-	20,771	11,708	750	49,033
	2019	14,726	-	21,206	9,229	717	45,878

(1) The amounts shown above reflect compensation allocated to us from our parent for the periods presented. Per our omnibus agreement percentage allocations of 4.52%, 4.61% and 4.11% were applied to compensation for the years 2020, 2019 and 2018, respectively.
(2) "Stock awards" were awarded pursuant to our parent's 2009 and 2019 Equity Incentive Plans, as amended. A column for "Option awards" has been omitted from this table because no compensation is reportable thereunder.
(3) “Non-equity incentive plan compensation” amounts are paid pursuant to our parent’s Umbrella Short-Term Incentive Plan and included as part of the compensation allocation.
(4) “All other compensation" generally consists of our parent's match to the executive officer's 401(k) retirement plan, imputed income on Company-paid life insurance and taxable health benefits.
(5) Mr. Simpkins became our Chief Financial Officer effective May 13, 2019, and was not a NEO prior to his appointment.
(6) Mr. Cronin and Mr. Kolomaya were not NEO's prior to 2020.
(7) Ms. Mapes was not a NEO in the three years prior to 2019.

Outstanding Equity Awards at Year-End

There were no outstanding equity awards to our NEOs as of December 31, 2020.

Our Long-Term Incentive Plan

Our general partner adopted our long-term incentive plan (“LTIP”) for officers, directors and employees of our general partner or its affiliates, and any consultants, affiliates of our general partner or other individuals who perform services for us. Our general partner may issue long-term equity based awards under the plan to our executive officers and other service providers. These awards are intended to compensate the recipients based on the performance of our common units and the recipient’s continued service during the vesting period, as well as to align recipients’ long-term interests with those of our unitholders. The plan is administered by the board of directors of our general partner or any committee thereof that may be established for such purpose or to which the board of directors or such committee may delegate such authority, subject to applicable law. All determinations with respect to awards to be made under our LTIP are made by the plan administrator and we are responsible for the cost of awards granted under our LTIP. The following description summarizes the terms of our LTIP, but this summary does not purport to be a complete description of all of the provisions of our LTIP.

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

Compensation Committee Report

The board of directors of our general partner does not have a compensation committee, and it has not retained a compensation consultant. Accordingly, the Compensation Committee Report required by Item 407(e)(5) of Regulation S-K is given by the board of directors. The Compensation Discussion and Analysis presented above has been reviewed and discussed by the board of directors and management. Based on such review and discussions, the board of directors has approved the inclusion of the Compensation Discussion and Analysis in this Amendment No. 1 on Form 10-K/A. The members of the board of directors include:

•Todd A. Becker

•George P. (Patrich) Simpkins Jr.

•Clayton E. Killinger

•Jerry L. Peters

•Brett C. Riley

•Martin Salinas, Jr.

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

Non-Employee Director Compensation Table

The following table summarizes the compensation granted to all non-employee directors during 2020:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)(3)	All Other Compensation	Total
Clayton E. Killinger	$70,000	$80,000	$-	$150,000
Jerry L. Peters	60,000	80,000	-	140,000
Brett C. Riley	65,000	80,000	-	145,000
Martin Salinas, Jr.	60,000	80,000	-	140,000

(1) The annual cash fees for non-employee directors for 2020 are based on a calendar year and prorated based on the date each board member was appointed. All of the non-employee directors were appointed prior to 2020.
(2) On July 1, 2020, each independent board member received his annual restricted common unit grant of $80,000 based on the common unit market price of $6.72. As of December 31, 2020, the restricted common unit awards were the only outstanding awards for each non-employee director.
(3) The amounts shown in this column represent the aggregate grant date fair value, as determined in accordance with ASC 718, Compensation – Stock Compensation, without regard to potential forfeitures. The restricted common units granted in 2020 will vest on June 30, 2021.

Pay Ratio Disclosure

We do not have any direct employees. All of the employees required to conduct and support our operations are employed by our parent and are subject to the operational services and secondment agreement and omnibus agreement that we entered into with our parent. Because the employees required to conduct and support our operations are employed by our parent, we are unable to calculate and provide a ratio of the median employee’s annual total compensation to the total annual compensation of our Chief Executive Officer.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(3) Exhibits. The following documents are filed as part of this Amendment:

Exhibit No.	Description of Exhibit
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: March 15, 2021	GREEN PLAINS PARTNERS LP (Registrant) By: Green Plains Holdings LLC, its general partner By: /s/ G. Patrich Simpkins Jr. G. Patrich Simpkins Jr. Chief Financial Officer (Principal Financial Officer)