Form 10-Q
period 2021-03-31
Green Plains Partners LP
filed 2021-05-04
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2021

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

☐ Yes ☒ No

The registrant had 23,208,171 common units outstanding as of April 29, 2021.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

2020 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2020, filed February 16, 2021
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
CAFE	Corporate Average Fuel Economy
Conflicts committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
COVID-19	Coronavirus Disease 2019
D.C.	District of Columbia
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
SRE	Small refinery exemption
USDA	U.S. Department of Agriculture

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$71	$2,478
Accounts receivable	1,163	605
Accounts receivable from affiliates	13,389	14,139
Prepaid expenses and other	627	772
Total current assets	15,250	17,994

Property and equipment, net of accumulated depreciation and amortization of $34,845 and $34,301, respectively	31,062	32,119
Operating lease right-of-use assets	43,545	40,604
Goodwill	10,598	10,598
Investment in equity method investee	4,169	3,994
Other assets	1	11
Total assets	$104,625	$105,320

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$4,287	$3,792
Accounts payable to affiliates	135	607
Accrued and other liabilities	2,422	4,527
Asset retirement obligations	776	911
Operating lease current liabilities	12,232	11,506
Current maturities of long-term debt	61,104	97,739
Total current liabilities	80,956	119,082

Asset retirement obligations	3,072	2,865
Operating lease long-term liabilities	32,137	29,835
Total liabilities	116,165	151,782

Commitments and contingencies (Note 9)

Partners' deficit
Common unitholders - public (11,621,623 units issued and outstanding)	128,771	124,823
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(140,091)	(170,368)
General partner interests	(220)	(917)
Total partners' deficit	(11,540)	(46,462)
Total liabilities and partners' deficit	$104,625	$105,320

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2021	2020
Revenues
Affiliate	$19,309	$18,983
Non-affiliate	1,097	1,288
Total revenues	20,406	20,271
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	5,754	6,160
General and administrative	1,201	1,044
Depreciation and amortization	887	961
Total operating expenses	7,842	8,165
Operating income	12,564	12,106
Interest expense	(1,928)	(1,864)
Income before income taxes and income from equity method investee	10,636	10,242
Income tax expense	(84)	(31)
Income from equity method investee	175	158
Net income	$10,727	$10,369

Net income attributable to partners' ownership interests:
General partner	$215	$207
Limited partners - common unitholders	10,512	10,162

Earnings per limited partner unit (basic and diluted):
Common units	$0.45	$0.44

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,161	23,138

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$10,727	$10,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	887	961
Accretion	73	62
Amortization of debt issuance costs	565	233
Unit-based compensation	79	79
Income from equity method investee	(175)	(158)
Changes in operating assets and liabilities before effects of asset dispositions:
Accounts receivable	(558)	333
Accounts receivable from affiliates	1,250	226
Prepaid expenses and other assets	145	44
Accounts payable and accrued liabilities	(1,713)	1,093
Accounts payable to affiliates	(589)	(83)
Operating lease liabilities and right-of-use assets	87	97
Other	10	5
Net cash provided by operating activities	10,788	13,261

Cash flows from investing activities:
Purchases of property and equipment	(153)	(22)
Disposition of assets	27,000	-
Net cash provided by (used in) investing activities	26,847	(22)

Cash flows from financing activities:
Payments of distributions	(2,842)	(11,280)
Proceeds from revolving credit facility	1,200	22,200
Payments on revolving credit facility	(900)	(24,100)
Principal payments on long-term debt	(37,500)	-
Payments of loan fees	-	(56)
Net cash used in financing activities	(40,042)	(13,236)

Net change in cash and cash equivalents	(2,407)	3
Cash and cash equivalents, beginning of period	2,478	261
Cash and cash equivalents, end of period	$71	$264

Supplemental disclosures of cash flow
Cash paid for income taxes	$110	$78
Cash paid for interest	$1,463	$1,537

Non-cash investing activities:
Disposition of assets in accounts receivable from affiliates	$500	$-

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

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the partnership’s 2020 annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on February 16, 2021.

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

Description of Business

The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 0.96 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol its parent produces. The ethanol produced by the parent is predominantly fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol, other fuels or products it handles. As a result, the partnership does not have any direct exposure to fluctuations in commodity prices.

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

Leases

The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership had no short-term lease expense for the three months ended March 31, 2021 or 2020.

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

From a lessor perspective, the partnership classifies certain costs as lease costs for accounting purposes, which may differ from a tax or legal perspective. The partnership combines both the lease and non-lease components and accounts for them as one lease. The storage and throughput agreement consists of costs paid by Green Plains Trade for the rental of the terminal facilities, which for accounting purposes are treated as lease costs, as well as other costs for the throughput services provided by the partnership, which are treated as non-lease costs. For this agreement, the partnership combines the facility rental revenue and the service revenue and accounts for the total as leasing revenue. Similarly, the railcar transportation services agreement consists of costs paid by Green Plains Trade for the use of the partnership’s railcar assets, which are treated as lease costs for accounting purposes, as well as costs for logistical operations management and other services, which are treated as non-lease costs. For this agreement, the partnership combines the railcar rental revenue and the service revenue and accounts for the total as leasing revenue.

Please refer to Note 9 – Commitments and Contingencies to the consolidated financial statements for further details on operating lease expense and revenue. Please refer to Note 2 - Revenue to the consolidated financial statements for further details on the operating lease agreements in which the partnership is a lessor.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued amended guidance in ASC 848, Reference Rate Reform Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and a subsequent update in January 2021, which provides optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The amended guidance is not expected to have a material impact on the partnership’s consolidated financial statements.

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

Revenue by Source

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues
Service revenues
Terminal services	$2,002	$2,085
Trucking and other	1,061	1,168
Total service revenues	3,063	3,253
Leasing revenues (1)
Storage and throughput services	12,261	11,785
Railcar transportation services	5,042	5,124
Terminal services	40	109
Total leasing revenues	17,343	17,018
Total revenues	$20,406	$20,271

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

Major Customers

Revenue from Green Plains Trade Group was $19.3 million and $19.0 million for the three months ended March 31, 2021 and 2020, respectively, which exceeds 10% of the partnership’s total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three months ended March 31, 2021 (in thousands):

Amount
Balance at January 1, 2021	$247
Revenue recognized included in beginning balance	(247)
Net additions	344
Balance at March 31, 2021	$344

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of March 31, 2021, in the subsequent quarter when the product is withdrawn from tank storage.

3. DEBT

Credit Facility

Green Plains Operating Company has a credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility includes a $130.0 million term loan and a $5.0 million revolving credit facility maturing on December 31, 2021. Monthly principal payments increase from $2.5 million to $3.2 million beginning May 15, 2021 through maturity. As of March 31, 2021, the term loan had a balance of $62.5 million and an interest rate of 5.75%, and there was a swing line loan outstanding of $0.3 million at an interest rate of 7.00%.

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

The partnership made $37.5 million in principal payments on the term loan during the three months ended March 31, 2021, including $7.5 million of scheduled repayments, $27.0 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash. As of March 31, 2021, no additional prepayments on the term loan were required.

The term loan balance, and any advances on the revolver, are subject to a floating interest rate based on a 1.00% LIBOR floor plus 4.50% to 5.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. Since the credit facility was amended in June 2020, prepayments of $40.0 million in excess of the scheduled monthly payments were made prior to April 1, 2021, and as such, the interest rate associated with the term loan balance will not be increased to a floating rate based on a 1.00% LIBOR floor plus 5.00% to 5.75%. The unused portion of the revolver is subject to a commitment fee of 0.50% payable quarterly. The credit facility also allows for swing line loans subject to the revolver availability. Swing line loans are subject to a floating interest rate based on the Prime Rate plus 3.50% to 4.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the equity interests of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property and (iv) substantially all of the partnership’s real property and material leases of real property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated leverage ratio and a minimum consolidated debt service coverage ratio, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. The maximum consolidated leverage ratio required, as of the end of any fiscal quarter, is no more than 3.00x and decreases 0.25x each quarter to 1.50x by December 31, 2021. The minimum consolidated debt service coverage ratio for the three months ended March 31, 2021, was set to 1.05x due to the partnership having completed prepayment of at least $40.0 million of the outstanding principal balance on the credit facility as specified in the loan agreement. The minimum debt service coverage ratio will resume being set to 1.10x for subsequent quarters. The consolidated leverage ratio is calculated by dividing total funded indebtedness by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated debt service coverage ratio is calculated by taking the sum of the four preceding fiscal quarters’ consolidated EBITDA minus income taxes and consolidated capital expenditures for such period divided by the sum of the four preceding fiscal quarters’ consolidated interest charges plus consolidated scheduled funded debt payments for such period.

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

The partnership had $62.8 million and $100.0 million of borrowings outstanding under the credit facility as of March 31, 2021, and December 31, 2020, respectively. In addition, the partnership had $1.7 million and $2.3 million of unamortized debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of March 31, 2021, and December 31, 2020, respectively. The partnership believes the carrying amount of its debt approximated fair value at both March 31, 2021 and December 31, 2020.

The credit facility, which is supported by a group of financial institutions, will mature on December 31, 2021 unless extended by agreement of the lenders or replaced by another funding source. While the partnership has not yet finalized renegotiations of the credit facility or secured additional funding necessary to repay the loan, the partnership believes it is probable that it will source appropriate funding given the partnership’s consistent and stable fee-based cash flows, ongoing profitability, low leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that the partnership is unable to refinance its debt with the lenders prior to its maturity, the partnership will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional common units, other strategic actions to extinguish the debt, or support from Green Plains.

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of March 31, 2021.

4. DISPOSITIONS

Ord Disposition

On March 22, 2021, Green Plains closed on the sale of its ethanol plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC. Correspondingly, the partnership’s storage assets located adjacent to the Ord plant were sold to Green Plains for $27.0 million, along with the transfer of associated railcar operating leases. In addition, as of March 31, 2021, the partnership had a receivable of $0.5 million for amounts owed from Green Plains as a result of a purchase price adjustment based on additional railcars being transferred to Green Plains’ buyer as part of the transaction.

This transaction was accounted for as a transfer between entities under common control and was approved by the conflicts committee. There were no material transaction costs recorded for the disposition.

The following is a summary of assets and liabilities disposed of or assumed (in thousands):

Total consideration	$27,500
Identifiable assets and liabilities disposed of (1):
Property and equipment, net	542
Partners' deficit effect	$26,958

(1) The operating lease right-of-use assets and lease liabilities associated with the railcar operating leases, currently estimated at approximately $2.0 million, respectively, will be extinguished upon the assignment of the associated leases to GreenAmerica Biofuels Ord LLC, which had not yet occurred as of March 31, 2021.

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

The following is a summary of assets and liabilities disposed of or assumed (in thousands):

Total consideration	$10,000
Identifiable assets and liabilities disposed of:
Property and equipment, net	2,494
Operating lease right-of-use assets	5,094
Operating lease current liabilities	(976)
Operating lease long-term liabilities	(4,200)
Asset retirement obligations	(186)
Total identifiable net assets	2,226
Liabilities assumed	163
Partners' deficit effect	$7,611

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

There was no change in the number of non-vested unit-based awards for the three months ended March 31, 2021.

Compensation costs related to the unit-based awards of $79 thousand were recognized during both the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $80 thousand of unrecognized compensation costs from unit-based compensation awards.

6. PARTNERS’ DEFICIT

Changes in partners’ deficit are as follows (in thousands):

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2020	$124,823	$(170,368)	$(917)	$(46,462)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,395)	(1,390)	(57)	(2,842)
Net income	5,264	5,248	215	10,727
Ord disposition	-	26,419	539	26,958
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2021	$128,771	$(140,091)	$(220)	$(11,540)

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2019	$114,006	$(188,304)	$(1,449)	$(75,747)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,498)	(5,504)	(278)	(11,280)
Net income	5,078	5,084	207	10,369
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2020	$113,665	$(188,724)	$(1,520)	$(76,579)

There was no change in the number of common limited partner units outstanding during the three months ended March 31, 2021.

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

On February 12, 2021, the partnership distributed $2.8 million to unitholders of record as of February 5, 2021, related to the quarterly cash distribution of $0.12 per unit that was declared on January 21, 2021, for the quarter ended December 31, 2020.

On April 22, 2021, the board of directors of the general partner declared a quarterly cash distribution of $0.12 per unit, or approximately $2.8 million, for the quarter ended March 31, 2021. The distribution is payable on May 14, 2021, to unitholders of record at the close of business on May 7, 2021.

The total cash distributions declared for the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
General partner distributions	$57	$57

Limited partner common units - public	1,395	1,389
Limited partner common units - Green Plains	1,390	1,390
Total distributions to limited partners	2,785	2,779
Total distributions declared	$2,842	$2,836

7. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of March 31, 2021. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended March 31, 2021
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$2,785	$57	$2,842
Earnings in excess of distributions	7,727	158	7,885
Total net income	$10,512	$215	$10,727

Weighted-average units outstanding - basic and diluted	23,161

Earnings per limited partner unit - basic and diluted	$0.45

	Three Months Ended March 31, 2020
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$2,779	$57	$2,836
Earnings in excess of distributions	7,383	150	7,533
Total net income	$10,162	$207	$10,369

Weighted-average units outstanding - basic and diluted	23,138

Earnings per limited partner unit - basic and diluted	$0.44

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

9. COMMITMENTS AND CONTINGENCIES

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 10.6 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with different underlying terms.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense for the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease expense
Operating lease expense	$3,685	$3,712
Variable lease benefit (1)	(276)	(150)
Total lease expense	$3,409	$3,562

(1) Represents railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade, offset by amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,598	$3,613

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	6,255	5,194

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	51	-

Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term	4.5 years	4.5 years

Weighted average discount rate	3.83%	4.11%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2021 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2021	$10,316
2022	12,546
2023	9,390
2024	7,569
2025	5,330
Thereafter	3,149
Total	$48,300
Less: Present value discount	(3,931)
Operating lease liabilities	$44,369

The partnership has an additional railcar operating lease that will commence in the second quarter of 2021, with undiscounted future lease payments of approximately $1.0 million and a lease term of five years. This amount is not included in the tables above.

Lease Revenue

The components of lease revenue for the three months ended March 31, 2021 and 2020, are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease revenue
Operating lease revenue	$16,826	$16,954
Variable lease revenue (expense) (1)	517	(13)
Sublease revenue	-	77
Total lease revenue	$17,343	$17,018

(1) Represents amounts charged to Green Plains Trade under the storage and throughput agreement in excess of the initial rate of $0.05 per gallon, amounts delivered by Green Plains Trade and other customers in excess of various minimum volume commitments, and the difference between the contracted railcar volumetric capacity and the actual amount provided to Green Plains Trade during the period.

In accordance with the amended storage and throughput agreement, Green Plains Trade is obligated to deliver a minimum volume of 217.7 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05312 per gallon on all volume it throughputs associated with the agreement. The rate increased on July 1, 2020 from $0.05 per gallon to $0.05312 per gallon in accordance with the terms of the agreement. The minimum volume commitment decreased from 232.5 mmg per calendar quarter to 217.7 mmg per calendar quarter as of March 22, 2021 in conjunction with the Ord disposition.

The remaining lease term for the storage and throughput agreement is 8.3 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon for the remainder of 2021 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2021	$34,693
2022	46,257
2023	46,257
2024	46,257
2025	46,257
Thereafter	161,899
Total	$381,620

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 4.3 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2021 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2021	$14,207
2022	17,068
2023	11,346
2024	8,816
2025	5,943
Thereafter	-
Total	$57,380

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the three months ended March 31, 2021 and 2020. Aggregate minimum payments under these agreements for the remainder of 2021 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2021	$498
2022	157
2023	-
2024	-
2025	-
Thereafter	-
Total	$655

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not a party to any material litigation.

10. RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.8 million for both the three months ended March 31, 2021 and 2020, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

Commercial Agreements

The partnership has various fee-based commercial agreements with Green Plains Trade, including:

•Storage and throughput agreement, expiring on June 30, 2029;

•Rail transportation services agreement, expiring on June 30, 2025;

•Trucking transportation agreement, initially expiring on May 31, 2021, extended through May 31, 2022 through an automatic renewal;

•Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring on December 31, 2022; and

•Various other terminal services agreements for other fuel terminal facilities, each with Green Plains Trade.

The storage and throughput, rail transportation services, and trucking transportation agreements have various automatic renewal terms if not cancelled by either party within specified timeframes. Please refer to Item 15 – Exhibits, Financial Statement Schedule in our 2020 annual report for further details.

The storage and throughput agreement and terminal services agreements are supported by minimum volume commitments. The rail transportation services agreement is supported by minimum take-or-pay volumetric capacity commitments.

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 217.7 mmg of product per calendar quarter to the partnership’s storage facilities and pay $0.05312 per gallon on all volume it throughputs associated with the agreement. The rate increased on July 1, 2020 from $0.05 per gallon to $0.05312 per gallon in accordance with the terms of the agreement. The minimum volume commitment decreased from 232.5 mmg per calendar quarter to 217.7 mmg per calendar quarter as of March 22, 2021 in conjunction with the Ord disposition. In addition, the storage and throughput agreement with Green Plains Trade was extended an additional year to June 30, 2029 as part of this transaction.

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

For the three months ended March 31, 2021, the partnership charged Green Plains Trade $2.8 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. As of March 31, 2021, the cumulative minimum volume deficiency credits available to Green Plains Trade totaled $10.6 million. These credits expire, if unused, as follows:

•$4.3 million, expiring on June 30, 2021;

•$2.4 million, expiring on September 30, 2021;

•$1.1 million, expiring on December 31, 2021; and

•$2.8 million, expiring on March 31, 2022.

The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average daily railcar volumetric capacity provided by the partnership was 72.9 mmg and 78.8 mmg, respectively, and the associated monthly fee was approximately $0.0231 and $0.0214 per gallon, respectively, during the three months ended March 31, 2021 and 2020. The partnership’s leased railcar fleet consisted of approximately 2,450 and 2,750 railcars as of March 31, 2021 and 2020, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg and 3.5 mmg for the three months ended March 31, 2021 and 2020, respectively. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $17.3 million and $16.8 million for the three months ended March 31, 2021 and 2020, respectively. In addition, the partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $2.0 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively.

Cash Distributions

The partnership distributed $1.4 million and $5.8 million to Green Plains related to the quarterly cash distribution paid for the three months ended March 31, 2021 and 2020, respectively.

11. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of March 31, 2021, the partnership’s investment balance in the joint venture was $4.2 million. In addition, the partnership had an outstanding receivable of $25 thousand due from NLR for various reimbursable expenses as of March 31, 2021 and December 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2020 annual report. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results we expect for the full year.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include those discussed in Part I, Item 1A, “Risk Factors,” of our 2020 annual report and in Part II, Item 1A, “Risk Factors,” in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to disruption caused by health epidemics, such as the COVID-19 outbreak; changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; risks related to acquisition and disposition activities; and other risk factors detailed in our reports filed with the SEC.

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

Recent Developments

Ord Disposition

On March 22, 2021, our parent closed on the sale of its ethanol plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC. Correspondingly, the storage assets located adjacent to the Ord plant were sold to our parent for $27.0 million, along with the transfer of associated railcar operating leases. In addition, as of March 31, 2021, we had a receivable of $0.5 million for amounts owed from our parent as a result of a purchase price adjustment based on additional railcars being transferred to our parent’s buyer.

As part of this transaction, we amended the storage and throughput agreement with Green Plains Trade to reduce the quarterly minimum volume commitment from 232.5 mmg of product per calendar quarter to 217.7 mmg. In addition, the storage and throughput agreement with Green Plains Trade was extended one additional year to June 30, 2029. This transaction was reviewed and approved by the conflicts committee.

Results of Operations

During the first quarter of 2021, our parent maintained an average utilization rate of approximately 71.1% of capacity. Ethanol throughput was 179.0 mmg, which was lower than the contracted minimum volume commitment per quarter. As a result, the partnership charged Green Plains Trade $2.8 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. As of March 31 2021, the cumulative minimum volume deficiency credits available to Green Plains Trade totaled $10.6 million. These credits expire, if unused, as follows:

•$4.3 million, expiring on June 30, 2021;

•$2.4 million, expiring on September 30, 2021;

•$1.1 million, expiring on December 31, 2021; and

•$2.8 million, expiring on March 31, 2022.

The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.

Our parent’s operating strategy is to reduce operating expenses, energy usage, and water consumption while running at higher utilization rates in order to achieve improved margins. However, in the current environment, our parent may exercise operational discretion that results in reductions in production. Additionally, our parent may experience lower run rates due to the construction of various projects. It is possible that production could be below minimum volume commitments in the future, depending on various factors that drive each biorefineries variable contribution margin, including future driving and gasoline demand for the industry. At the same time, our parent is also focused on the deployment of high protein technology at each of its facilities, which could lead to our parent having more consistent margins and operating throughput rates over time.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three months ended March 31, 2021 and 2020 (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Reconciliations to Non-GAAP Financial Measures:
Net income	$10,727	$10,369
Interest expense	1,928	1,864
Income tax expense	84	31
Depreciation and amortization	887	961
Transaction costs	5	-
Unit-based compensation expense	79	79
Proportional share of EBITDA adjustments of equity method investee (1)	44	50
Adjusted EBITDA	13,754	13,354
Interest paid or payable	(1,928)	(1,864)
Income taxes paid or payable	(84)	(31)
Maintenance capital expenditures	(2)	(22)
Distributable cash flow (2)	$11,740	$11,437

Distributions declared (3)	$2,842	$2,836

Coverage ratio	4.13x	4.03x

(1) Represents our proportional share of depreciation and amortization of our equity method investee.

(2) Distributable cash flow does not include adjustments for the principal payments on the term loan of $37.5 million, of which $27.0 million relates to the Ord disposition, for the three months ended March 31, 2021.

(3) Distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three months ended March 31, 2021 and 2020.

Selected financial information for the three months ended March 31, 2021 and 2020, is as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2021	2020	% Var.
Revenues
Storage and throughput services	$12,261	$11,785	4.0%
Railcar transportation services	5,042	5,124	(1.6)
Terminal services	2,042	2,194	(6.9)
Trucking and other	1,061	1,168	(9.2)
Total revenues	20,406	20,271	0.7
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	5,754	6,160	(6.6)
General and administrative	1,201	1,044	15.0
Depreciation and amortization	887	961	(7.7)
Total operating expenses	7,842	8,165	(4.0)
Operating income	$12,564	$12,106	3.8%

Selected operating data for the three months ended March 31, 2021 and 2020, is as follows (unaudited):

	Three Months Ended March 31,
	2021	2020	% Var.
Product volumes (mmg)
Storage and throughput services	179.0	241.6	(25.9)%

Terminal services:
Affiliate	18.4	32.5	(43.4)
Non-affiliate	24.4	26.5	(7.9)
	42.8	59.0	(27.5)

Railcar capacity billed (daily avg.)	72.9	78.8	(7.5)

Three Months Ended March 31, 2021, Compared with the Three Months Ended March 31, 2020

Consolidated revenues increased $0.1 million for the three months ended March 31, 2021, compared with the same period for 2020. Storage and throughput services revenue increased $0.5 million due to an increase in the rate per gallon charged to Green Plains Trade beginning on July 1, 2020. Terminal services revenue decreased $0.2 million as a result of lower throughput volume. Railcar transportation services revenue decreased $0.1 million primarily due to a decrease in railcar sublease revenue. Trucking and other revenue decreased $0.1 million due to a reduction in freight loads.

Operations and maintenance expenses decreased $0.4 million for the three months ended March 31, 2021, compared with the same period for 2020, primarily due to a reduction in unloading fees and repair and maintenance expense.

General and administrative expenses increased $0.2 million for the three months ended March 31, 2021, compared with the same period for 2020, primarily due to an increase in insurance expense.

Distributable cash flow increased $0.3 million for the three months ended March 31, 2021, compared with the same period for 2020, primarily due to an increase in income from operations.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 0.91 million barrels per day during the first quarter of 2021, which was 12% lower than the 1.03 million barrels per day for the same quarter last year. Refiner and blender input volume decreased 8% to 792 thousand barrels per day for the first quarter of 2021, compared with 858 thousand barrels per day for the same quarter last year. Gasoline demand decreased 0.6 million barrels per day, or 7% during the first quarter of 2021. U.S. domestic ethanol ending stocks decreased by approximately 4.6 million barrels, or 18%, to 21.1 million barrels during the first quarter of 2021. As of March 31, 2021, according to Prime the Pump, there were approximately 2,360 retail stations selling E15 in 30 states, up from 2,300 at the beginning of the year, and over 200 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through February 28, 2021 were approximately 266 mmg, down 22.9% from 345 mmg for the same period of 2020. India was the largest export destination for U.S. ethanol accounting for 25% of domestic ethanol export volume. Canada, South Korea, China and Brazil accounted for 14%, 12%, 10% and 10%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.2 to 1.4 billion gallons in 2021, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

In January 2020, China and the United States struck a “Phase I” trade agreement, which included commitments on agricultural commodity purchases. Ethanol, corn and distillers grains were included as potential purchases in the agreement. China has been purchasing large quantities of corn, which has raised domestic prices of this feedstock for our ethanol production process. In addition, in October 2020 it was announced that China had purchased a shipment of U.S. ethanol for the first time since March 2018. Total ethanol exports to China in 2020 were 21.3 million gallons, and through February 2021 were 27.4 million gallons, according to the USDA Foreign Agriculture Service.

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

Congress first enacted CAFE in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. Flexible-fuel vehicles (FFVs), which are designed to run on a mixture of fuels, including higher blends of ethanol such as E85, used to receive preferential treatment in the form of CAFE credits. There are approximately 21 million FFVs on the road in the U.S. today, 16 million of which are light duty trucks. FFV credits have been decreasing since 2014 and were completely phased out in 2020. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, which has the potential to slow the growth of E85 markets. However, California’s Low Carbon Fuel Standard program (LCFS) has driven growth in E85 usage, and other state/regional LCFS programs have the potential to do the same.

The RFS II sets a floor for biofuels use in the United States. When the RFS II was established in 2010, the required volume of “conventional” or corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. The EPA has not yet released a draft RVO rule for the 2021 volumes, even though they typically release a draft mid-year and finalize the rule by November 30 of the preceding year. It is unclear when the EPA will release the RVO for 2021.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if the current EPA will propose a reset rulemaking.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for

2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the Trump administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, totaling 4.3 billion gallons of potential blending demand erased.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer is being challenged in an action filed in Federal District Court for the D.C. Circuit. However, the One-Pound Waiver remains in effect, and E15 is sold year-round in approximately 30 states. In January 2021, the EPA announced it intended to begin a rulemaking regarding E15 labels and underground storage tank compatibility.

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

In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 mmg. As a result, the Court remanded to the EPA to make up for the 500 mmg. Despite this, in the proposed 2020 RVO rulemaking released in July 2019, the EPA stated it does not intend to make up the 500 mmg as the court directed, citing potential burden on obligated parties. The EPA had indicated that it plans to address this court ordered remand in conjunction with the 2021 RVO rulemaking, however that rulemaking has been delayed indefinitely for political reasons, and whether these gallons will be accounted for is unclear.

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

In January 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the Supreme Court announced they would hear the case, and oral arguments were held in late April 2021. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation. The current EPA has indicated that they intend to adhere to the 10th Circuit ruling.

In light of the 10th Circuit ruling, a number of refineries have applied for “gap year” SREs in an effort to establish a continuous string of relief and to ensure they are able to qualify for SREs going forward. A total of 64 gap year requests were filed with the EPA and reviewed by the DOE. In September 2020, the EPA announced that they were denying 54 of the gap year requests that had been scored and returned by DOE, regardless of how they had been scored. Without a string of continuous SRE approvals, we believe that no small refinery would be eligible to apply for hardship relief in this manner, unless the Supreme Court overturns the 10th Circuit ruling.

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In 2020, five Governors and 15 Republican Senators sent letters to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. Since then there have been additional petitions for waivers from the RFS requirements. As of this filing the EPA had indicated only that they are watching the situation closely and reviewing the various requests.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom our parent purchases most of its feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price our parent has to pay to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and the President signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, and in March of 2021, the USDA indicated that biofuels would be able to apply for a portion of these funds in a forthcoming rulemaking.

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

In Brazil, the Secretary of Foreign Trade had issued a tariff rate quota which expired in December of 2020. All U.S. ethanol gallons now face a 20% tariff into Brazil. Exports to Brazil were 200 mmg in 2020. Our exports also face tariffs, rate quotas, countervailing duties, and other hurdles in the European Union, India, Peru, Colombia and elsewhere, which limits the ability to compete in some markets. We believe some countries are using the COVID-19 crisis as justification for raising duties on imports of U.S. ethanol, or blocking imports entirely.

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. The remaining four cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180 day period the maximum ethanol blend allowed in the country would revert to 5.8%. There is an effort underway to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. The 180 day window has been extended multiple times due to COVID-19, and the new deadline is May 27, 2021.

In January 2020, the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA was signed. The USMCA went into effect on July 1, 2020, and maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. According to the Department of Commerce, exports to Canada were 326 mmg and exports to Mexico were 64 mmg in 2020.

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

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. For the three months ended March 31, 2021, there has been no adverse effect due to COVID-19 on our ability to maintain operations, including our financial reporting systems, our internal controls over financial reporting or our disclosure controls and procedures. In addition, to date we have not incurred any material COVID-19 related contingencies. Although we did not incur significant disruptions, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results, or that of our parent from which we obtain a significant portion of our revenues, due to numerous uncertainties.

For further information regarding the impact of COVID-19 and the decline in oil demand on the partnership, please see Part I, Item 1A, “Risk Factors,” of our 2020 annual report.

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

At March 31, 2021, we had $0.1 million of cash and cash equivalents and $4.7 million available under the revolving portion of our amended credit facility.

Net cash provided by operating activities was $10.8 million for the three months ended March 31, 2021, compared with $13.3 million for the three months ended March 31, 2020. The decrease in cash flows from operating activities resulted primarily from changes in net working capital. Net cash provided by investing activities was $26.8 million for the three months ended March 31, 2021, compared with net cash used in investing activities of $22 thousand for the three months ended March 31, 2020, primarily as a result of the Ord disposition in the first quarter of 2021. Net cash used in financing activities was $40.0 million for the three months ended March 31, 2021, compared with $13.2 million for the three months ended March 31, 2020. The increase was due to principal payments on our term loan, partially offset by a decrease in our quarterly distribution paid.

We incurred capital expenditures of $0.2 million for the three months ended March 31, 2021, primarily due to upgrades at our Wood River storage facility. We expect to incur approximately $0.5 million in the remainder of 2021 for additional capital costs related to these upgrades.

We did not make any equity method investee contributions related to the NLR joint venture for the three months ended March 31, 2021, and we do not anticipate making significant equity contributions to NLR for the remainder of 2021.

Credit Facility

Green Plains Operating Company has a credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility includes a $130.0 million term loan and a $5.0 million revolving credit facility, maturing on December 31, 2021. Monthly principal payments increase from $2.5 million to $3.2 million beginning May 15, 2021 through maturity. As of March 31, 2021, the term loan had a balance of $62.5 million and an interest rate of 5.75%, and there was a swing line loan outstanding of $0.3 million at an interest rate of 7.00%.

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

Principal payments of $37.5 million were made on the term loan during the three months ended March 31, 2021, including $7.5 million of scheduled repayments, $27.0 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash. As of March 31, 2021, no additional prepayments on the term loan were required.

The credit facility, which is supported by a group of financial institutions, will mature on December 31, 2021 unless extended by agreement of the lenders or replaced by another funding source. While we have not yet finalized renegotiations of the credit facility or secured additional funding necessary to repay the loan, we believe it is probable that we will source appropriate funding prior to August 2021 given our consistent and stable fee-based cash flows, ongoing profitability, low leverage and history of obtaining financing on reasonable commercial terms. In the unlikely scenario that we are unable to refinance the debt with the lenders prior to its maturity, we will consider other financing sources, including but not limited to, the restructuring or issuance of new debt with a different lending group, the issuance of additional common units, other strategic actions to extinguish the debt, or support from our parent.

We use LIBOR as a reference rate for our credit facility. The administrator of LIBOR has announced it will cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will be established by the applicable phase out dates. We may need to amend our credit facility to determine the interest rate to replace LIBOR with the new standard that is established. The potential effect of any such event on interest expense cannot yet be determined.

For more information related to our debt, see Note 3 – Debt to the consolidated financial statements in this report.

Distributions to Unitholders

On February 12, 2021, the partnership distributed $2.8 million to unitholders of record as of February 5, 2021, related to the quarterly cash distribution of $0.12 per unit that was declared on January 21, 2021, for the quarter ended December 31, 2020.

On April 22, 2021, the board of directors of the general partner declared a quarterly cash distribution of $0.12 per unit, or approximately $2.8 million, for the quarter ended March 31, 2021. The distribution is payable on May 14, 2021, to unitholders of record at the close of business on May 7, 2021.

Contractual Obligations

Our contractual obligations as of March 31, 2021, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$62,800	$62,800	$-	$-	$-
Interest and fees on debt obligations (2)	2,314	2,314	-	-	-
Operating leases (3)	48,300	13,486	20,714	11,390	2,710
Service agreements (4)	655	655	-	-	-
Other (5)	4,987	787	2,000	756	1,444
Total contractual obligations	$119,056	$80,042	$22,714	$12,146	$4,154

(1) Includes the current portion of long-term debt and excludes the effect of any debt discounts.

(2) Interest amounts are calculated based on the terms of the loans using current interest rates, assuming scheduled principal and interest amounts are paid pursuant to the credit agreement. Includes administrative and/or commitment fees on debt obligations.

(3) Operating lease costs are primarily for property and railcar leases and exclude leases not yet commenced with undiscounted future lease payments of approximately $1.0 million.

(4) Service agreements are primarily related to minimum commitments on railcar unloading contracts at our fuel terminals.

(5) Includes asset retirement obligations to return property and equipment to its original condition at the termination of lease agreements.

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to revenue recognition, leases, impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare our consolidated financial statements. Information about our critical accounting policies and estimates is included in our 2020 annual report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our credit facility, which bears interest at variable rates. At March 31, 2021, we had $62.8 million outstanding under the credit facility. A 10% change in interest rates would affect our interest expense by approximately $0.4 million per year, assuming no changes in the amount outstanding or other variables.

Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included in this report and in our 2020 annual report.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2020, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements” of this report. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. There have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1

Amendment No. 5 to Rail Transportation Services Agreement, dated March 22, 2021, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.1 of the partnership’s Current Report on Form 8-K filed on March 23, 2021).

10.2

Amendment No. 5 to Ethanol Storage and Throughput Agreement, dated March 22, 2021, by and between Green Plains Ethanol Storage LLC and Green Plains Trade Group LLC (incorporated herein by reference to Exhibit 10.2 of the partnership’s Current Report on Form 8-K filed on March 23, 2021). (The exhibits to Amendment No. 5 have been omitted. The partnership will furnish such schedules to the SEC upon request).

10.3

Amendment No. 5 to Operational Services and Secondment Agreement, dated March 22, 2021, between Green Plains Inc. and Green Plains Holdings LLC (incorporated herein by reference to Exhibit 10.3 of the partnership’s Current Report on Form 8-K filed on March 23, 2021).

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
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: May 4, 2021	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2021	By:	/s/ G. Patrich Simpkins Jr.
G. Patrich Simpkins Jr.
Chief Financial Officer
(Principal Financial Officer)