Form 10-Q
period 2021-06-30
Green Plains Partners LP
filed 2021-08-02
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2021

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

☐ Yes ☒ No

The registrant had 23,227,653 common units outstanding as of July 29, 2021.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

2020 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2020, filed February 16, 2021
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
CAFE	Corporate Average Fuel Economy
Conflicts committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
COVID-19	Coronavirus Disease 2019
D.C.	District of Columbia
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFV	Flexible-fuel vehicle
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
SRE	Small refinery exemption
USDA	U.S. Department of Agriculture

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,330	$2,478
Accounts receivable	718	605
Accounts receivable from affiliates	10,126	14,139
Prepaid expenses and other	1,100	772
Total current assets	13,274	17,994

Property and equipment, net of accumulated depreciation and amortization of $35,436 and $34,301, respectively	30,594	32,119
Operating lease right-of-use assets	43,711	40,604
Goodwill	10,598	10,598
Investment in equity method investee	4,337	3,994
Other assets	1	11
Total assets	$102,515	$105,320

LIABILITIES AND PARTNERS' DEFICIT
Current liabilities
Accounts payable	$2,785	$3,792
Accounts payable to affiliates	1,084	607
Accrued and other liabilities	1,901	4,527
Asset retirement obligations	1,160	911
Operating lease current liabilities	12,910	11,506
Current maturities of long-term debt	2,036	97,739
Total current liabilities	21,876	119,082

Long-term debt	49,999	-
Asset retirement obligations	2,936	2,865
Operating lease long-term liabilities	31,708	29,835
Total liabilities	106,519	151,782

Commitments and contingencies (Note 9)

Partners' deficit
Common unitholders - public (11,621,623 units issued and outstanding)	132,510	124,823
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(136,443)	(170,368)
General partner interests	(71)	(917)
Total partners' deficit	(4,004)	(46,462)
Total liabilities and partners' deficit	$102,515	$105,320

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Affiliate	$18,531	$18,997	$37,840	$37,980
Non-affiliate	1,170	1,384	2,267	2,672
Total revenues	19,701	20,381	40,107	40,652
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,238	6,603	11,992	12,763
General and administrative	1,059	878	2,260	1,922
Depreciation and amortization	795	966	1,682	1,927
Total operating expenses	8,092	8,447	15,934	16,612
Operating income	11,609	11,934	24,173	24,040
Interest expense	(1,411)	(1,820)	(3,339)	(3,684)
Income before income taxes and income from equity method investee	10,198	10,114	20,834	20,356
Income tax expense	(68)	(105)	(152)	(136)
Income from equity method investee	168	175	343	333
Net income	$10,298	$10,184	$21,025	$20,553

Net income attributable to partners' ownership interests:
General partner	$206	$204	$421	$411
Limited partners - common unitholders	10,092	9,980	20,604	20,142

Earnings per limited partner unit (basic and diluted):
Common units	$0.44	$0.43	$0.89	$0.87

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,161	23,138	23,161	23,138

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$21,025	$20,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,682	1,927
Accretion	129	127
Amortization of debt issuance costs	1,130	562
Unit-based compensation	159	158
Income from equity method investee	(343)	(333)
Distribution from equity method investee	-	1,000
Other	-	75
Changes in operating assets and liabilities before effects of asset dispositions:
Accounts receivable	(113)	387
Accounts receivable from affiliates	4,029	(596)
Prepaid expenses and other assets	(328)	(769)
Accounts payable and accrued liabilities	(3,759)	(1,182)
Accounts payable to affiliates	370	(132)
Operating lease liabilities and right-of-use assets	170	457
Other	10	10
Net cash provided by operating activities	24,161	22,244

Cash flows from investing activities:
Purchases of property and equipment	(291)	(54)
Disposition of assets	27,500	-
Net cash provided by (used in) investing activities	27,209	(54)

Cash flows from financing activities:
Payments of distributions	(5,684)	(14,116)
Proceeds from revolving credit facility	2,700	39,800
Payments on revolving credit facility	(2,700)	(41,900)
Principal payments on long-term debt	(46,834)	-
Payments of loan fees	-	(3,198)
Net cash used in financing activities	(52,518)	(19,414)

Net change in cash and cash equivalents	(1,148)	2,776
Cash and cash equivalents, beginning of period	2,478	261
Cash and cash equivalents, end of period	$1,330	$3,037

Supplemental disclosures of cash flow
Cash paid for income taxes	$112	$91
Cash paid for interest	$2,366	$2,429

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

Leases

The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership had no short-term lease expense for the three and six months ended June 30, 2021 or 2020.

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

Revenue by Source

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Service revenues
Terminal services	$2,207	$2,015	$4,209	$4,100
Trucking and other	1,124	1,090	2,185	2,258
Total service revenues	3,331	3,105	6,394	6,358
Leasing revenues (1)
Storage and throughput services	11,564	11,785	23,825	23,570
Railcar transportation services	4,795	5,374	9,837	10,498
Terminal services	11	117	51	226
Total leasing revenues	16,370	17,276	33,713	34,294
Total revenues	$19,701	$20,381	$40,107	$40,652

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

Major Customers

Revenue from Green Plains Trade Group was $18.5 million and $37.8 million for the three and six months ended June 30, 2021, respectively, and $19.0 million and $38.0 million for the three and six months ended June 30, 2020, respectively, which exceeds 10% of the partnership’s total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three and six months ended June 30, 2021 (in thousands):

Amount
Balance at January 1, 2021	$247
Revenue recognized included in beginning balance	(247)
Net additions	344
Balance at March 31, 2021	344
Revenue recognized included in beginning balance	(344)
Net additions	132
Balance at June 30, 2021	$132

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of June 30, 2021, in the subsequent quarter when the product is withdrawn from tank storage.

3. DEBT

Credit Facility

Green Plains Operating Company has a credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility includes a $130.0 million term loan and a $5.0 million revolving credit facility maturing on December 31, 2021. Monthly principal payments increased from $2.5 million to $3.2 million beginning May 15, 2021 through maturity. As of June 30, 2021, the term loan had a balance of $53.2 million and an interest rate of 5.50%, and there were no outstanding swing line loans.

In certain situations, the partnership is required to make prepayments on the outstanding principal balance on the credit facility. If at any time subsequent to July 15, 2020, the partnership’s cash balance exceeds $2.5 million for more than five consecutive business days, prepayments of outstanding principal are required in an amount equal to the excess cash. The partnership is also required to prepay outstanding principal on the credit facility with 100% of net cash proceeds from any asset disposition or recovery event. Any prepayments on the term loan are applied to the remaining principal balance in inverse order of maturity, including the final payment.

The partnership made $46.8 million in principal payments on the term loan during the six months ended June 30, 2021, including $16.3 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash. As of June 30, 2021, no additional prepayments on the term loan were required.

The term loan balance, and any advances on the revolver, are subject to a floating interest rate based on a 1.00% LIBOR floor plus 4.50% to 5.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio. Since the credit facility was amended in June 2020, prepayments of $40.0 million in excess of the scheduled monthly payments were made prior to April 1, 2021, and as such, the interest rate associated with the term loan balance did not increase to a floating rate based on a 1.00% LIBOR floor plus 5.00% to 5.75%. The unused portion of the revolver is subject to a commitment fee of 0.50% payable quarterly. The credit facility also allows for swing line loans subject to the revolver availability. Swing line loans are subject to a floating interest rate based on the Prime Rate plus 3.50% to 4.25% dependent upon the preceding fiscal quarter’s consolidated leverage ratio.

The partnership’s obligations under the credit facility are secured by a first priority lien on (i) the equity interests of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property and (iv) substantially all of the partnership’s real property and material leases of real property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The credit facility also requires the partnership to maintain a maximum consolidated leverage ratio and a minimum consolidated debt service coverage ratio, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. The maximum consolidated leverage ratio required, as of the end of any fiscal quarter, is no more than 3.00x and decreases 0.25x each quarter to 1.50x by December 31, 2021. The minimum consolidated debt service coverage ratio for the three months ended March 31, 2021, was set to 1.05x due to the partnership having completed prepayment of at least $40.0 million of the outstanding principal balance on the credit facility as specified in the loan agreement. The minimum debt service coverage ratio resumed to 1.10x for subsequent quarters. The consolidated leverage ratio is calculated by dividing total funded indebtedness by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated debt service coverage ratio is calculated by taking the sum of the four preceding fiscal quarters’ consolidated EBITDA minus income taxes and consolidated capital expenditures for such period divided by the sum of the four preceding fiscal quarters’ consolidated interest charges plus consolidated scheduled funded debt payments for such period.

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

The partnership had $53.2 million and $100.0 million of borrowings outstanding under the credit facility as of June 30, 2021, and December 31, 2020, respectively. In addition, the partnership had $1.1 million and $2.3 million of unamortized debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s current maturities of long-term debt as of June 30, 2021, and December 31, 2020, respectively. The partnership believes the carrying amount of its debt approximated fair value at both June 30, 2021 and December 31, 2020.

Subsequent to June 30, 2021, the partnership amended its credit facility. Please refer to Note 12 – Subsequent Events for further details.

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of June 30, 2021.

4. DISPOSITIONS

Ord Disposition

On March 22, 2021, Green Plains closed on the sale of its ethanol plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC. Correspondingly, the partnership’s storage assets located adjacent to the Ord plant were sold to Green Plains for $27.5 million, along with the transfer of associated railcar operating leases.

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

(1) The operating lease right-of-use assets and lease liabilities associated with the railcar operating leases, currently estimated at approximately $1.8 million, respectively, will be extinguished upon the assignment of the associated leases to GreenAmerica Biofuels Ord LLC, which occurred in July of 2021.

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

The non-vested unit-based activity for the six months ended June 30, 2021, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2020	47,620	$6.72
Vested	(47,620)	6.72
Non-vested at June 30, 2021	-	$-	0.0

Compensation costs related to the unit-based awards of $80 thousand and $159 thousand were recognized during the three and six months ended June 30, 2021, respectively. Compensation costs related to the unit-based awards of $79 thousand and $158 thousand were recognized during the three and six months ended June 30, 2020, respectively. As of June 30, 2021, there were no unrecognized compensation costs from unit-based compensation awards.

6. PARTNERS’ DEFICIT

Changes in partners’ deficit are as follows (in thousands):

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2020	$124,823	$(170,368)	$(917)	$(46,462)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,395)	(1,390)	(57)	(2,842)
Net income	5,264	5,248	215	10,727
Ord disposition	-	26,419	539	26,958
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2021	128,771	(140,091)	(220)	(11,540)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,395)	(1,390)	(57)	(2,842)
Net income	5,054	5,038	206	10,298
Unit-based compensation, including general partner net contributions	80	-	-	80
Balance, June 30, 2021	$132,510	$(136,443)	$(71)	$(4,004)

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2019	$114,006	$(188,304)	$(1,449)	$(75,747)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,498)	(5,504)	(278)	(11,280)
Net income	5,078	5,084	207	10,369
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2020	113,665	(188,724)	(1,520)	(76,579)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,389)	(1,390)	(57)	(2,836)
Net income	4,987	4,993	204	10,184
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, June 30, 2020	$117,342	$(185,121)	$(1,373)	$(69,152)

There was no change in the number of common limited partner units outstanding during the six months ended June 30, 2021.

Issuance of Additional Securities

The partnership agreement authorizes the partnership to issue unlimited additional partnership interests on the terms and conditions determined by the general partner without unitholder approval.

Cash Distribution Policy

Quarterly distributions are made from available cash within 45 days after the end of each calendar quarter, assuming the partnership has available cash, up to an aggregate amount not to exceed $0.12 per outstanding unit, subject to the terms of the credit agreement which matures December 31, 2021. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by the general partner, including those for future capital expenditures, future acquisitions and anticipated future debt service requirements, plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. Subsequent to June 30, 2021, the partnership amended its credit facility. Please refer to Note 12 – Subsequent Events for further details.

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

On May 14, 2021, the partnership distributed $2.8 million to unitholders of record as of May 7, 2021, related to the quarterly cash distribution of $0.12 per unit that was declared on April 22, 2021, for the quarter ended March 31, 2021.

On July 22, 2021, the board of directors of the general partner declared a quarterly cash distribution of $0.12 per unit, or approximately $2.8 million, for the quarter ended June 30, 2021. The distribution is payable on August 13, 2021, to unitholders of record at the close of business on August 6, 2021.

The total cash distributions declared for the three and six months ended June 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General partner distributions	$57	$57	$114	$114

Limited partner common units - public	1,397	1,388	2,792	2,777
Limited partner common units - Green Plains	1,390	1,391	2,780	2,781
Total distributions to limited partners	2,787	2,779	5,572	5,558
Total distributions declared	$2,844	$2,836	$5,686	$5,672

7. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of June 30, 2021. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended June 30, 2021
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$2,787	$57	$2,844
Earnings in excess of distributions	7,305	149	7,454
Total net income	$10,092	$206	$10,298

Weighted-average units outstanding - basic and diluted	23,161

Earnings per limited partner unit - basic and diluted	$0.44

	Six Months Ended June 30, 2021
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$5,572	$114	$5,686
Earnings in excess of distributions	15,032	307	15,339
Total net income	$20,604	$421	$21,025

Weighted-average units outstanding - basic and diluted	23,161

Earnings per limited partner unit - basic and diluted	$0.89

	Three Months Ended June 30, 2020
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$2,779	$57	$2,836
Earnings in excess of distributions	7,201	147	7,348
Total net income	$9,980	$204	$10,184

Weighted-average units outstanding - basic and diluted	23,138

Earnings per limited partner unit - basic and diluted	$0.43

	Six Months Ended June 30, 2020
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$5,558	$114	$5,672
Earnings in excess of distributions	14,584	297	14,881
Total net income	$20,142	$411	$20,553

Weighted-average units outstanding - basic and diluted	23,138

Earnings per limited partner unit - basic and diluted	$0.87

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

9. COMMITMENTS AND CONTINGENCIES

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 10.3 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with different underlying terms.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense for the three and six months ended June 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease expense
Operating lease expense	$3,670	$3,981	$7,355	$7,693
Variable lease expense (benefit) (1)	119	125	(157)	(25)
Total lease expense	$3,789	$4,106	$7,198	$7,668

(1) Represents railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade, offset by amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,587	$3,748	$7,185	$7,361

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,427	-	9,682	5,194

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	-	-	51	-

Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term	4.3 years	4.5 years

Weighted average discount rate	3.74%	4.11%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2021 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2021	$7,356
2022	13,587
2023	10,431
2024	8,142
2025	5,572
Thereafter	3,223
Total	48,311
Less: Present value discount	(3,693)
Operating lease liabilities	$44,618

The partnership has an additional railcar operating lease that will commence in the third quarter of 2021, with undiscounted future lease payments of approximately $2.9 million and a lease term of five years. This amount is not included in the tables above.

Lease Revenue

The components of lease revenue for the three and six months ended June 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease revenue
Operating lease revenue	$15,734	$17,177	$32,560	$34,131
Variable lease revenue (1)	636	40	1,153	27
Sublease revenue	-	59	-	136
Total lease revenue	$16,370	$17,276	$33,713	$34,294

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

The remaining lease term for the storage and throughput agreement is 8.0 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon for the remainder of 2021 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2021	$23,128
2022	46,257
2023	46,257
2024	46,257
2025	46,257
Thereafter	161,899
Total	$370,055

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 4.0 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2021 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2021	$10,020
2022	18,523
2023	12,818
2024	9,549
2025	6,152
Thereafter	69
Total	$57,131

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the three and six months ended June 30, 2021 and 2020. Aggregate minimum payments under these agreements for the remainder of 2021 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2021	$333
2022	157
2023	-
2024	-
2025	-
Thereafter	-
Total	$490

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not a party to any material litigation.

10. RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively, and $0.9 million and $1.7 million for the three and six months ended June 30, 2020, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

•Trucking transportation agreement, expiring on May 31, 2022;

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

For the three months ended June 30, 2021, the partnership charged Green Plains Trade $1.4 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. As of June 30, 2021, prior year credits of $4.3 million expired, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $7.7 million. These credits expire, if unused, as follows:

•$2.4 million, expiring on September 30, 2021;

•$1.1 million, expiring on December 31, 2021;

•$2.8 million, expiring on March 31, 2022; and

•$1.4 million, expiring on June 30, 2022.

The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average daily railcar volumetric capacity provided by the partnership was 69.4 mmg and 71.2 mmg, respectively, and the associated monthly fee was approximately $0.0230 and $0.0231 per gallon, respectively, during the three and six months ended June 30, 2021. The average daily railcar volumetric capacity provided by the partnership was 80.9 mmg and 79.8 mmg, respectively, and the associated monthly fee was approximately $0.0219 and $0.0217 per gallon, respectively, during the three and six months ended June 30, 2020. The partnership’s leased railcar fleet consisted of approximately 2,480 and 2,750 railcars as of June 30, 2021 and 2020, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg for both the three and six months ended June 30, 2021, and 0.7 mmg and 1.6 mmg for the three and six months ended June 30, 2020, respectively. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $16.3 million and $33.6 million for the three and six months ended June 30, 2021, respectively, and $17.1 million and $33.9 million for the three and six months ended June 30, 2020, respectively. In addition, the partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $2.2 million and $4.2 million for the three and six months ended June 30, 2021, respectively, and $1.9 million and $4.1 million for the three and six months ended June 30, 2020, respectively.

Cash Distributions

The partnership distributed $1.5 million and $2.9 million to Green Plains related to the quarterly cash distribution paid for the three and six months ended June 30, 2021, respectively, and $1.4 million and $7.2 million for the three and six months ended June 30, 2020, respectively.

11. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of June 30, 2021, the partnership’s investment balance in the joint venture was $4.3 million. In addition, the partnership had an outstanding receivable of $25 thousand due from NLR for various reimbursable expenses as of December 31, 2020. There was no outstanding receivable as of June 30, 2021.

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

12. SUBSEQUENT EVENTS

On July 20, 2021, the partnership entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) to its existing credit facility with funds and accounts managed by BlackRock (“BlackRock”) and TMI Trust Company as administrative agent.

Under the terms of the agreement, BlackRock purchased the outstanding balance of the existing notes from Bank of America N.A., as previous administrative agent, and certain other commercial lending institutions. The Amended Credit Facility will mature on July 20, 2026 and the principal amount available is $60.0 million. As a result of the new maturity date, the partnership reclassified $50.0 million from current maturities of long-term debt to long-term debt as of June 30, 2021. Interest on the Amended Credit Facility is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December during the term with the first interest payment being September 15, 2021. The Amended Credit Facility does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months following closing. Financial covenants include a maximum consolidated leverage ratio of 2.50x and a minimum consolidated debt service coverage ratio of 1.10x. The Amended Credit Facility continues to be secured by substantially all of the assets of the partnership. The Amended Credit Facility removes the prior quarterly distribution restriction of $0.12 per outstanding unit and allows for the distribution of all distributable cash flow and cash on hand subject to covenant compliance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2020 annual report. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results we expect for the full year.

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

Recent Developments

Amendment to Credit Agreement

On July 20, 2021 we entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) to our existing credit facility with funds and accounts managed by BlackRock (“BlackRock”) and TMI Trust Company as administrative agent.

Under the terms of the agreement, BlackRock purchased the outstanding balance of the existing notes from Bank of America N.A., as previous administrative agent, and certain other commercial lending institutions. The Amended Credit Facility will mature on July 20, 2026 and the principal amount available is $60.0 million. Interest on the Amended Credit Facility is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March,

June, September and December during the term with the first interest payment being September 15, 2021. The Amended Credit Facility does not require any principal payments; however, we have the option to prepay $1.5 million per quarter beginning twelve months following closing. Financial covenants include a maximum consolidated leverage ratio of 2.50x and a minimum consolidated debt service coverage ratio of 1.10x. The Amended Credit Facility continues to be secured by substantially all of the assets of the partnership.

Concurrent with the closing of the Amended Credit Facility, the board of directors announced its intention to return to its prior strategy of maintaining a 1.10x coverage ratio on normalized trailing 12-month distributable cash flow. As the Amended Credit Facility does not have a revolving line of credit, we believe the distribution strategy provides adequate liquidity to cover the partnership’s working capital needs.

Ord Disposition

On March 22, 2021, our parent closed on the sale of its ethanol plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC. Correspondingly, the storage assets located adjacent to the Ord plant were sold to our parent for $27.5 million, along with the transfer of associated railcar operating leases.

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

Results of Operations

During the second quarter of 2021, our parent maintained an average utilization rate of approximately 79.9% of capacity. Ethanol throughput was 191.8 mmg, which was lower than the contracted minimum volume commitment per quarter. As a result, the partnership charged Green Plains Trade $1.4 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. As of June 30, 2021, prior year credits of $4.3 million expired, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $7.7 million. These credits expire, if unused, as follows:

•$2.4 million, expiring on September 30, 2021;

•$1.1 million, expiring on December 31, 2021;

•$2.8 million, expiring on March 31, 2022; and

•$1.4 million, expiring on June 30, 2022.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and six months ended June 30, 2021 and 2020 (unaudited, dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Reconciliations to Non-GAAP Financial Measures:
Net income	$10,298	$10,184	$21,025	$20,553
Interest expense	1,411	1,820	3,339	3,684
Income tax expense	68	105	152	136
Depreciation and amortization	795	966	1,682	1,927
Transaction costs	-	-	5	-
Unit-based compensation expense	80	79	159	158
Proportional share of EBITDA adjustments of equity method investee (1)	50	44	94	94
Adjusted EBITDA	12,702	13,198	26,456	26,552
Interest paid or payable	(1,411)	(1,820)	(3,339)	(3,684)
Income taxes paid or payable	(68)	(30)	(152)	(61)
Maintenance capital expenditures	-	(32)	(2)	(54)
Distributable cash flow (2)	$11,223	$11,316	$22,963	$22,753

Distributions declared (3)	$2,844	$2,836	$5,686	$5,672

Coverage ratio	3.95x	3.99x	4.04x	4.01x

(1) Represents our proportional share of depreciation and amortization of our equity method investee.

(2) Distributable cash flow does not include adjustments for the principal payments on the term loan of $9.3 million, of which $0.5 million relates to the Ord disposition, for the three months ended June 30, 2021, and $46.8 million, of which $27.5 million relates to the Ord disposition, for the six months ended June 30, 2021.

(3) Distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three and six months ended June 30, 2021 and 2020.

Selected financial information for the three and six months ended June 30, 2021 and 2020, is as follows (unaudited, in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Var.	2021	2020	% Var.
Revenues
Storage and throughput services	$11,564	$11,785	(1.9)%	$23,825	$23,570	1.1%
Railcar transportation services	4,795	5,374	(10.8)	9,837	10,498	(6.3)
Terminal services	2,218	2,132	4.0	4,260	4,326	(1.5)
Trucking and other	1,124	1,090	3.1	2,185	2,258	(3.2)
Total revenues	19,701	20,381	(3.3)	40,107	40,652	(1.3)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,238	6,603	(5.5)	11,992	12,763	(6.0)
General and administrative	1,059	878	20.6	2,260	1,922	17.6
Depreciation and amortization	795	966	(17.7)	1,682	1,927	(12.7)
Total operating expenses	8,092	8,447	(4.2)	15,934	16,612	(4.1)
Operating income	$11,609	$11,934	(2.7)%	$24,173	$24,040	0.6%

Selected operating data for the three and six months ended June 30, 2021 and 2020, is as follows (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Var.	2021	2020	% Var.
Product volumes (mmg)
Storage and throughput services	191.8	150.1	27.8%	370.8	391.7	(5.3)%

Terminal services:
Affiliate	21.6	22.3	(3.1)	40.0	54.8	(27.0)
Non-affiliate	27.1	24.1	12.4	51.5	50.6	1.8
	48.7	46.4	5.0	91.5	105.4	(13.2)

Railcar capacity billed (daily avg.)	69.4	80.9	(14.2)	71.2	79.8	(10.8)

Three Months Ended June 30, 2021, Compared with the Three Months Ended June 30, 2020

Consolidated revenues decreased $0.7 million for the three months ended June 30, 2021, compared with the same period for 2020. Railcar transportation services revenue decreased $0.6 million primarily due to a reduction in average volumetric capacity provided, and storage and throughput services revenue decreased $0.2 million due to a decrease in throughput volumes, both of which were a result of the sale of our parent’s Hereford ethanol plant in the fourth quarter of 2020 and its Ord ethanol plant in the first quarter of 2021. These decreases were partially offset by an increase of $0.1 million in terminal services revenue associated with minimum volume charges at our Birmingham terminal.

Operations and maintenance expenses decreased $0.4 million for the three months ended June 30, 2021, compared with the same period for 2020, primarily due to a reduction in railcar lease expense as a result of our parent’s sale of assets.

General and administrative expenses increased $0.2 million for the three months ended June 30, 2021, compared with the same period for 2020, primarily due to an increase in insurance expense.

Six Months Ended June 30, 2021, Compared with the Six Months Ended June 30, 2020

Consolidated revenues decreased $0.5 million for the six months ended June 30, 2021, compared with the same period for 2020. Railcar transportation services revenue decreased $0.7 million due to a reduction in average volumetric capacity provided, as well as lower sublease revenue. Trucking and other revenue decreased $0.1 million as a result of lower affiliate freight volume. Storage and throughput services revenue increased $0.3 million due to an increase in the rate per gallon charged to Green Plains Trade beginning on July 1, 2020, partially offset by a decrease in throughput volumes as a result of our parent’s sale of the Hereford ethanol plant in the fourth quarter of 2020 and the Ord ethanol plant in the first quarter of 2021.

Operations and maintenance expenses decreased $0.8 million for the six months ended June 30, 2021, compared with the same period for 2020, primarily due to a reduction in railcar lease expense, unloading fees, and repair and maintenance as a result of our parent’s sale of assets.

General and administrative expenses increased $0.3 million for the six months ended June 30, 2021, compared with the same period for 2020, primarily due to an increase in insurance expense.

Distributable cash flow increased $0.2 million for the six months ended June 30, 2021, compared with the same period for 2020, primarily due to an increase in income from operations.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.0 million barrels per day during the second quarter of 2021, which was 42% higher than the 0.71 million barrels per day for the same quarter last year. Refiner and blender input volume increased 35% to 903 thousand barrels per day for the second quarter of 2021, compared with 669 thousand barrels per day for the same quarter last year. Gasoline demand increased 2.1 million barrels per day, or 31% during the second quarter of 2021 compared to the prior year. U.S. domestic ethanol ending stocks increased by approximately 1.4 million barrels compared to the prior year, or 7%, to 21.6 million barrels during the second quarter of 2021. As of June 30, 2021, according to Prime the Pump, there were approximately 2,460 retail stations selling E15 in 30 states, up from 2,300 at the beginning of the year, and approximately 245 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through May 31, 2021 were approximately 582 mmg, down 10.7% from 652 mmg for the same period of 2020. Canada was the largest export destination for U.S. ethanol accounting for 22% of domestic ethanol export volume. India, China, South Korea, and Brazil accounted for 18%, 17%, 12% and 5%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.2 to 1.4 billion gallons in 2021, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

In January 2020, China and the United States struck a “Phase I” trade agreement, which included commitments on agricultural commodity purchases. Ethanol, corn and distillers grains were included as potential purchases in the agreement. China has been purchasing large quantities of corn, which has raised domestic prices of this feedstock for our ethanol production process. In addition, in October 2020 it was announced that China had purchased a shipment of U.S. ethanol for the first time since March 2018. Total ethanol exports to China in 2020 were 21.3 million gallons, and through May 2021 were 100.1 million gallons, according to the USDA Foreign Agriculture Service.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Over the past few years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS II entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS II and related regulations can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

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

Congress first enacted CAFE standards in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. Flexible-fuel vehicles (FFVs), which are designed to run on a mixture of fuels, including higher blends of ethanol such as E85, used to receive preferential treatment in the form of CAFE credits. There are approximately 21 million FFVs on the road in the U.S. today, 16 million of which are light duty trucks. FFV credits have been decreasing since 2014 and were completely phased out in 2020. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, which has the potential to slow the growth of E85 markets. However, California’s Low Carbon Fuel Standard program (LCFS) has driven growth in E85 usage, and other state/regional LCFS programs have the potential to do the same.

The RFS II sets a floor for biofuels use in the United States. When the RFS II was established in 2010, the required volume of “conventional” or corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. The EPA has not yet released a draft RVO rule for the 2021 or 2022 volumes, even though they typically release a draft mid-year and finalize the rule by November 30 of the preceding year. As of this filing, the EPA has not released the RVO for 2021 and 2022, although they are expected to propose a joint rule in August or September of 2021 and finalize by the end of the calendar year.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if the current EPA will propose a reset rulemaking, though they have stated an intention to propose a post-2022 set rulemaking by the end of 2021.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the Trump administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, totaling 4.3 billion gallons of potential blending demand erased. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime sales of E15 to non-FFVs is uncertain. However, as of this filing, the One-Pound Waiver remains in effect, and E15 is sold year-round in approximately 30 states. In January 2021, the EPA announced it intended to begin a rulemaking regarding E15 labels and underground storage tank compatibility.

Biofuels groups have filed a lawsuit in the Court of Appeals for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This was the first RFS II rulemaking since the expanded use of the exemptions came to light; however, the EPA had declined to cap the number of waivers it grants, and until late 2019, had declined to alter how it accounts for the retroactive waivers in its annual volume calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which is achieved by setting the percentage standards for obligated parties. The EPA’s recent approach accomplished the opposite. Even if all the obligated parties complied with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel would not meet the total volume requirements set by the EPA. This undermines Congressional intent to increase the consumption of renewable fuels in the domestic transportation fuel supply. Biofuels groups have argued the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

In 2017, while citing inadequate domestic supply, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 mmg. As a result, the Court remanded to the EPA to make up for the 500 mmg. Despite this, in the proposed 2020 RVO rulemaking released in July 2019, the EPA stated it does not intend to make up the 500 mmg as the court directed, citing potential burden on obligated parties. The EPA had, at one point, indicated that it planned to address this court ordered remand in conjunction with the 2021 RVO rulemaking; however that rulemaking has been delayed indefinitely, and whether these gallons will be accounted for is unclear.

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

In January 2020, the U.S. Court of Appeals for the 10th Circuit ruled on RFA et. al. vs. EPA in favor of biofuels interests, overturning EPA’s granting of refinery exemptions to three refineries on two separate grounds. The Court agreed that, under the Clean Air Act, refineries are eligible for SREs for a given RVO year only if such exemptions are extensions of exemptions granted in previous RVO years. In this case, the three refineries at issue did not qualify for SREs in the year prior to the year that EPA granted them. They were thus ineligible for additional SRE relief because there were no immediately prior SREs to extend. In addition, the Court agreed that the disproportionate economic hardship prong of SRE eligibility should be determined solely by reference to whether compliance with the RFS II creates such hardship, not whether compliance plus other issues create disproportionate economic hardship. The Court thus vacated EPA's grant of SREs for certain years and remanded the grants back to EPA. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the Supreme Court announced they would hear the case, and oral arguments were held in late April 2021. In February 2021, the EPA indicated that it intends to adhere to the 10th Circuit ruling. On June 25, 2021, the Supreme Court ruled that the 10th Circuit’s interpretation of “extension” was too narrow, and vacated that portion of the ruling. As of this filing, it is unclear how this Supreme Court decision may impact the EPA’s handling of SREs.

In light of the 10th Circuit ruling, a number of refineries applied for “gap year” SREs in an effort to establish a continuous string of relief and to ensure they are able to qualify for SREs going forward. A total of 64 gap year requests were filed with the EPA and reviewed by the DOE. In September 2020, the EPA announced that they were denying 54 of the gap year requests that had been scored and returned by DOE, regardless of how they had been scored.

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

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom our parent purchases most of its feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price our parent has to pay to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed us to receive certain tax refunds. In December 2020, Congress passed and the President signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, and in March of 2021, the USDA indicated that biofuels would be able to apply for a portion of these funds in a forthcoming rulemaking. On June 15, 2021, the USDA indicated that $700 million would be made available to biofuels producers, and that details for the program would be released within 60 days.

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

The current administration has indicated a desire to dramatically expand electric vehicle (EV) charging stations, and initially proposed $174 billion for EV charging infrastructure, purchase rebates, and other incentives. The bipartisan infrastructure package being considered by Congress includes $15 billion for EV charging infrastructure, and $5 billion for electric busses and ferries. Additionally, Congress is considering expanded EV incentives in a potential partisan budget reconciliation package, with the goal of installing 500,000 EV charging stations and providing incentives to middle and lower income Americans to purchase EVs.

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

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. The remaining four cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180 day period the maximum ethanol blend allowed in the country would revert to 5.8%. There was an effort to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. The 180 day window was extended multiple times due to COVID-19, but eventually lapsed in June 2021, decreasing the maximum ethanol blend back to 5.8%.

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

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. For the six months ended June 30, 2021, there has been no adverse effect due to COVID-19 on our ability to maintain operations, including our financial reporting systems, our internal controls over financial reporting or our disclosure controls and procedures. In addition, to date we have not incurred any material COVID-19 related contingencies. Although we did not incur significant disruptions, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results, or that of our parent from which we obtain a significant portion of our revenues, due to numerous uncertainties.

For further information regarding the impact of COVID-19 and the decline in oil demand on the partnership, please see Part I, Item 1A, “Risk Factors,” of our 2020 annual report.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities and borrowings under our amended credit facility. We consider opportunities to repay or refinance our debt, depending on market conditions, as part of our normal course of doing business. Our ability to meet our debt service obligations and other capital requirements depends on our future operating performance, which is subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We expect operating cash flows will be sufficient to meet our short-term and long-term liquidity needs, and plan to utilize a combination of operating cash, refinancing and other strategic actions to fund future expansion capital expenditures.

At June 30, 2021, we had $1.3 million of cash and cash equivalents and $5.0 million available under the revolving portion of our credit facility.

Net cash provided by operating activities was $24.2 million for the six months ended June 30, 2021, compared with $22.2 million for the six months ended June 30, 2020. The increase in cash flows from operating activities resulted primarily from an increase in net income as well as changes in net working capital. Net cash provided by investing activities was $27.2 million for the six months ended June 30, 2021, compared with net cash used in investing activities of $54 thousand for the six months ended June 30, 2020, primarily as a result of the Ord disposition in the first quarter of 2021. Net cash used in financing activities was $52.5 million for the six months ended June 30, 2021, compared with $19.4 million for the six months ended June 30, 2020. The increase was due to principal payments on our term loan, partially offset by a decrease in our quarterly distribution paid.

We incurred capital expenditures of $0.3 million for the six months ended June 30, 2021, primarily due to upgrades at our Wood River storage facility. We expect to incur approximately $0.1 million in the remainder of 2021 for additional capital costs related to these upgrades.

We did not make any equity method investee contributions related to the NLR joint venture for the six months ended June 30, 2021, and we do not anticipate making significant equity contributions to NLR for the remainder of 2021.

Credit Facility

As of June 30, 2021, Green Plains Operating Company had a credit facility to fund working capital, capital expenditures and other general partnership purposes. The credit facility included a $130.0 million term loan and a $5.0 million revolving credit facility, maturing on December 31, 2021. Monthly principal payments increased from $2.5 million to $3.2 million beginning May 15, 2021 through maturity. As of June 30, 2021, the term loan had a balance of $53.2 million and an interest rate of 5.50%, and there were no outstanding swing line loans.

In certain situations we were required to make prepayments on the outstanding principal balance on the credit facility. If at any time subsequent to July 15, 2020, our cash balance exceeded $2.5 million for more than five consecutive business days, prepayments of outstanding principal were required in an amount equal to the excess cash. We were also required to prepay outstanding principal on the credit facility with 100% of net cash proceeds from any asset disposition or recovery event. Any prepayments on the term loan were applied to the remaining principal balance in inverse order of maturity, including the final payment.

Principal payments of $46.8 million were made on the term loan during the six months ended June 30, 2021, including $16.3 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash. As of June 30, 2021, no additional prepayments on the term loan were required.

On July 20, 2021 we entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) to our existing credit facility with funds and accounts managed by BlackRock (“BlackRock”) and TMI Trust Company as administrative agent.

Under the terms of the agreement, BlackRock purchased the outstanding balance of the existing notes from Bank of America N.A., as previous administrative agent, and certain other commercial lending institutions. The Amended Credit Facility will mature on July 20, 2026 and the principal amount available is $60.0 million. Interest on the Amended Credit Facility is based on 3-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December during the term with the first interest payment being September 15, 2021. The Amended Credit Facility does not require any principal payments; however, we have the option to prepay $1.5 million per quarter beginning twelve months following closing. Financial covenants of the agreement will include a maximum consolidated leverage ratio of 2.5x and a minimum consolidated debt service coverage ratio of 1.10x. The Amended Credit Facility continues to be secured by substantially all of the assets of the partnership.

Concurrent with the closing of the Amended Credit Facility, the board of directors announced its intention to return to its prior strategy of maintaining a 1.10x coverage ratio on normalized trailing 12-month distributable cash flows. As the Amended Credit Facility does not have a revolving line of credit, we believe the distribution strategy provides adequate liquidity to cover our working capital needs.

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

On May 14, 2021, the partnership distributed $2.8 million to unitholders of record as of May 7, 2021, related to the quarterly cash distribution of $0.12 per unit that was declared on April 22, 2021, for the quarter ended March 31, 2021.

On July 22, 2021, the board of directors of the general partner declared a quarterly cash distribution of $0.12 per unit, or approximately $2.8 million, for the quarter ended June 30, 2021. The distribution is payable on August 13, 2021, to unitholders of record at the close of business on August 6, 2021.

Contractual Obligations

Our contractual obligations as of June 30, 2021, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$53,166	$53,166	$-	$-	$-
Interest and fees on debt obligations (2)	1,342	1,342	-	-	-
Operating leases (3)	48,311	14,130	21,399	10,072	2,710
Service agreements (4)	490	490	-	-	-
Other (5)	4,956	1,194	1,561	1,118	1,083
Total contractual obligations	$108,265	$70,322	$22,960	$11,190	$3,793

(1) Includes the current portion of long-term debt and excludes the effect of any debt discounts.

(2) Interest amounts are calculated based on the terms of the loans using current interest rates, assuming scheduled principal and interest amounts are paid pursuant to the credit agreement. Includes administrative and/or commitment fees on debt obligations.

(3) Operating lease costs are primarily for property and railcar leases and exclude leases not yet commenced with undiscounted future lease payments of approximately $2.9 million.

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

Interest Rate Risk

We are exposed to interest rate risk through our credit facility, which bears interest at variable rates. At June 30, 2021, we had $53.2 million outstanding under the credit facility. A 10% change in interest rates would affect our interest expense by approximately $0.3 million per year, assuming no changes in the amount outstanding or other variables.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Under the provisions of the Energy Independence and Security Act, Congress expanded the Renewable Fuel Standard (RFS II). The RFS II mandates the minimum volume of renewable fuels that must be blended into the transportation fuel supply each year which affects the domestic market for ethanol. Each year the EPA is supposed to undertake rulemaking to set the RVO for the following year, though at times months or years pass without a finalized RVO. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development, or impact on food prices.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. However, on December 19, 2019, the EPA announced it would not be moving forward with a reset rulemaking. It is unclear when or if they will propose a reset rulemaking. The EPA has stated an intention to propose a post-2022 set rulemaking by the end of 2021.

Volumes can also be impacted as small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. A small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day.

Our parent’s, and consequently our, operations could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits that may reduce the RFS II mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 set rulemaking, the point of obligation for blending, or small refinery exemptions. A recent Supreme Court ruling held that the small refineries can continue to apply for an extension of their waivers from the RFS II, even if they have not been awarded a continuous string of exemptions. A recent D.C. Circuit Court of Appeals ruling held that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends about 10% to FFVs.

Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate, may affect future demand. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS II could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol. Likewise national, state and regional low carbon fuel standards like that of California, Oregon, Brazil or Canada could be favorable or harmful to conventional ethanol, depending on how the regulations are crafted.

  Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the value of RFS II credits or RINs. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, any changes to RFS II, whether by legislation, EPA action or lawsuit, originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol. Recent actions by the EPA to grant small refiner exemptions without accounting for the lost gallons, for example, resulted in lower RIN prices.

Congress first enacted CAFE in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. FFVs, which are designed to run on a mixture of fuels, including higher blends of ethanol such as E85, used to receive preferential treatment in the form of CAFE credits. There are approximately 21 million FFVs on the road in the U.S. today, 16 million of which are light duty trucks. FFV credits have been decreasing since 2014 and were completely phased out in 2020. Absent CAFE preferences, auto manufacturers may not be willing to build flexible-fuel vehicles, which has the potential to slow the growth of E85 markets. However, California’s LCFS program has driven growth in E85 usage, and other state/regional LCFS programs have the potential to do the same.

To the extent federal or state laws or regulations are modified and/or enacted, it may result in the demand for ethanol being reduced, which could negatively and materially affect our parent’s, and consequently our, financial performance.

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
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: August 2, 2021	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2021	By:	/s/ G. Patrich Simpkins Jr.
G. Patrich Simpkins Jr.
Chief Financial Officer
(Principal Financial Officer)