Form 10-Q
period 2021-09-30
Green Plains Partners LP
filed 2021-11-04
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

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

☐ Yes ☒ No

The registrant had 23,227,653 common units outstanding as of November 1, 2021.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

2020 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2020, filed February 16, 2021
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
BlackRock	Funds and accounts managed by BlackRock
CAFE	Corporate Average Fuel Economy
Conflicts committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
COVID-19	Coronavirus Disease 2019
D.C.	District of Columbia
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFV	Flexible-fuel vehicle
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
RFS II	Renewable Fuels Standard II
RIN	Renewable identification number
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
SRE	Small refinery exemption
USDA	U.S. Department of Agriculture

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,201	$2,478
Accounts receivable	333	605
Accounts receivable from affiliates	13,222	14,139
Prepaid expenses and other	982	772
Total current assets	28,738	17,994

Property and equipment, net of accumulated depreciation and amortization of $34,342 and $34,301, respectively	29,601	32,119
Operating lease right-of-use assets	41,890	40,604
Goodwill	10,598	10,598
Investment in equity method investee	4,511	3,994
Other assets	-	11
Total assets	$115,338	$105,320

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,505	$3,792
Accounts payable to affiliates	142	607
Accrued and other liabilities	1,762	4,527
Asset retirement obligations	902	911
Operating lease current liabilities	12,133	11,506
Current maturities of long-term debt	-	97,739
Total current liabilities	19,444	119,082

Long-term debt	59,579	-
Asset retirement obligations	2,879	2,865
Operating lease long-term liabilities	30,794	29,835
Total liabilities	112,696	151,782

Commitments and contingencies (Note 9)

Partners' equity (deficit)
Common unitholders - public (11,641,105 and 11,621,623 units issued and outstanding, respectively)	135,803	124,823
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(133,226)	(170,368)
General partner interests	65	(917)
Total partners' equity (deficit)	2,642	(46,462)
Total liabilities and partners' equity (deficit)	$115,338	$105,320

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Affiliate	$18,221	$20,347	$56,061	$58,327
Non-affiliate	1,030	1,035	3,297	3,707
Total revenues	19,251	21,382	59,358	62,034
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	5,161	6,647	17,153	19,410
General and administrative	892	1,116	3,152	3,038
Depreciation and amortization	1,089	940	2,771	2,867
Total operating expenses	7,142	8,703	23,076	25,315
Operating income	12,109	12,679	36,282	36,719
Interest expense	(2,781)	(2,498)	(6,120)	(6,182)
Income before income taxes and income from equity method investee	9,328	10,181	30,162	30,537
Income tax expense	(77)	(30)	(229)	(166)
Income from equity method investee	174	155	517	488
Net income	$9,425	$10,306	$30,450	$30,859

Net income attributable to partners' ownership interests:
General partner	$188	$206	$609	$617
Limited partners - common unitholders	9,237	10,100	29,841	30,242

Earnings per limited partner unit (basic and diluted):
Common units	$0.40	$0.44	$1.29	$1.31

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,208	23,161	23,177	23,145

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$30,450	$30,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,771	2,867
Accretion	(206)	195
Amortization of debt issuance costs	1,267	1,125
Loss on extinguishment of debt	1,009	-
Unit-based compensation	219	239
Income from equity method investee	(517)	(488)
Distribution from equity method investee	-	1,000
Other	-	75
Changes in operating assets and liabilities before effects of asset dispositions:
Accounts receivable	387	829
Accounts receivable from affiliates	917	(950)
Prepaid expenses and other assets	(210)	(581)
Accounts payable and accrued liabilities	(2,123)	(1,435)
Accounts payable to affiliates	(572)	(160)
Operating lease liabilities and right-of-use assets	273	689
Other	11	13
Net cash provided by operating activities	33,676	34,277

Cash flows from investing activities:
Purchases of property and equipment	(494)	(117)
Disposition of assets	27,500	-
Net cash provided by (used in) investing activities	27,006	(117)

Cash flows from financing activities:
Payments of distributions	(8,528)	(16,958)
Proceeds from revolving credit facility	2,700	43,100
Payments on revolving credit facility	(2,700)	(47,500)
Proceeds from issuance of long-term debt	10,000	3,000
Principal payments on long-term debt	(50,000)	(12,500)
Payments of loan fees	(436)	(3,495)
Other	5	7
Net cash used in financing activities	(48,959)	(34,346)

Net change in cash and cash equivalents	11,723	(186)
Cash and cash equivalents, beginning of period	2,478	261
Cash and cash equivalents, end of period	$14,201	$75

Supplemental disclosures of cash flow
Cash paid for income taxes	$462	$96
Cash paid for interest	$3,922	$4,780

Non-cash investing activities:
Assets disposed of in sale	$310	$-

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

Leases

The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership had no short-term lease expense for the three and nine months ended September 30, 2021 or 2020.

Operating lease right-of-use assets represent the right to control an underlying asset for the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the partnership’s leases do not provide an implicit rate, the incremental borrowing rate is used based on information available at the commencement date to determine the present value of future payments.

The partnership utilizes a portfolio approach for lease classification, which allows for an entity to group together leases with similar characteristics, provided that its application does not create a material difference when compared to accounting for the leases at a contract level. For the partnership’s railcar leases, the partnership combines the railcars within each contract rider and accounts for each contract rider as an individual lease.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued amended guidance in ASC 848, Reference Rate Reform Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and a subsequent update in January 2021, which provides optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020, through December 31, 2022. The amended guidance is not expected to have a material impact on the partnership’s consolidated financial statements.

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

Revenue by Source

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Service revenues
Terminal services	$1,987	$2,047	$6,196	$6,147
Trucking and other	1,001	1,162	3,186	3,420
Total service revenues	2,988	3,209	9,382	9,567
Leasing revenues (1)
Storage and throughput services	11,564	12,520	35,389	36,090
Railcar transportation services	4,688	5,538	14,525	16,036
Terminal services	11	115	62	341
Total leasing revenues	16,263	18,173	49,976	52,467
Total revenues	$19,251	$21,382	$59,358	$62,034

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

Major Customers

Revenue from Green Plains Trade Group was $18.3 million and $56.1 million for the three and nine months ended September 30, 2021, respectively, and $20.3 million and $58.3 million for the three and nine months ended September 30, 2020, respectively, which exceeds 10% of the partnership’s total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three and nine months ended September 30, 2021 (in thousands):

Amount
Balance at January 1, 2021	$247
Revenue recognized included in beginning balance	(247)
Net additions	344
Balance at March 31, 2021	344
Revenue recognized included in beginning balance	(344)
Net additions	132
Balance at June 30, 2021	132
Revenue recognized included in beginning balance	(132)
Net additions	133
Balance at September 30, 2021	$133

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of September 30, 2021, in the subsequent quarter when the product is withdrawn from tank storage.

3. DEBT

Term Loan Facility

Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. On July 20, 2021, the prior credit facility was amended, decreasing the total amount available to $60.0 million, extending the maturity from December 31, 2021 to July 20, 2026, and converting the credit facility to a term loan. Under the terms of the amended agreement, BlackRock purchased the outstanding $50.0 million balance of the prior credit facility from the previous lenders. As of September 30, 2021, the term loan had an outstanding balance of $60.0 million and an interest rate of 8.13%. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December during the term, with the first interest payment being September 15, 2021. The amended term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date.

During the nine months ended September 30, 2021, prior to the amendment, the partnership made principal payments of $50.0 million on the credit facility, including $19.5 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash.

The partnership’s obligations under the term loan are secured by a first priority lien on (i) the equity interests of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property and (iv) substantially all of the partnership’s real property and material leases of real property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The term loan also requires the partnership to maintain a maximum consolidated leverage ratio and a minimum consolidated debt service coverage ratio, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. As of the end of any fiscal quarter, the maximum consolidated leverage ratio required is no more than 2.50x and the minimum debt service coverage ratio required is no less 1.10x. The consolidated leverage ratio is calculated by dividing total funded indebtedness by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated debt service coverage ratio is calculated by taking the sum of the four preceding fiscal quarters’ consolidated EBITDA minus income taxes and consolidated capital expenditures for such period divided by the sum of the four preceding fiscal quarters’ consolidated interest charges plus consolidated scheduled funded debt payments for such period.

Under the amended terms of the loan, the partnership has no restrictions on the amount of quarterly distribution payments, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution.

The partnership had $60.0 million and $100.0 million of borrowings outstanding as of September 30, 2021, and December 31, 2020, respectively. In addition, the partnership had $0.4 million and $2.3 million of unamortized debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of September 30, 2021, and current maturities of long-term debt as of December 31, 2020, respectively. The partnership believes the carrying amount of its debt approximated fair value at both September 30, 2021, and December 31, 2020.

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of September 30, 2021.

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

The following is a summary of assets and liabilities disposed of or assumed (in thousands):

Total consideration	$27,500
Identifiable assets and liabilities disposed of:
Property and equipment, net	542
Operating lease right-of-use assets	1,811
Operating lease current liabilities	(1,021)
Operating lease long-term liabilities	(790)
Total identifiable net assets	542
Partners' deficit effect	$26,958

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

The non-vested unit-based activity for the nine months ended September 30, 2021, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2020	47,620	$6.72
Granted	25,976	12.32
Forfeited	(6,494)	12.32
Vested	(47,620)	6.72
Non-vested at September 30, 2021	19,482	$12.32	0.8

Compensation costs related to the unit-based awards of $60 thousand and $219 thousand were recognized during the three and nine months ended September 30, 2021, respectively. Compensation costs related to the unit-based awards of $81 thousand and $239 thousand were recognized during the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, there was $180 thousand of unrecognized compensation costs from unit-based compensation awards.

6. PARTNERS’ EQUITY (DEFICIT)

Changes in partners’ equity (deficit) are as follows (in thousands):

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2020	$124,823	$(170,368)	$(917)	$(46,462)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,395)	(1,390)	(57)	(2,842)
Net income	5,264	5,248	215	10,727
Ord disposition	-	26,419	539	26,958
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2021	128,771	(140,091)	(220)	(11,540)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,395)	(1,390)	(57)	(2,842)
Net income	5,054	5,038	206	10,298
Unit-based compensation, including general partner net contributions	80	-	-	80
Balance, June 30, 2021	132,510	(136,443)	(71)	(4,004)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,397)	(1,390)	(57)	(2,844)
Net income	4,630	4,607	188	9,425
Unit-based compensation, including general partner net contributions	60	-	5	65
Balance, September 30, 2021	$135,803	$(133,226)	$65	$2,642

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2019	$114,006	$(188,304)	$(1,449)	$(75,747)
Quarterly cash distributions to unitholders ($0.475 per unit)	(5,498)	(5,504)	(278)	(11,280)
Net income	5,078	5,084	207	10,369
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2020	113,665	(188,724)	(1,520)	(76,579)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,389)	(1,390)	(57)	(2,836)
Net income	4,987	4,993	204	10,184
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, June 30, 2020	117,342	(185,121)	(1,373)	(69,152)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,394)	(1,391)	(57)	(2,842)
Net income	5,058	5,042	206	10,306
Unit-based compensation, including general partner net contributions	81	-	7	88
Balance, September 30, 2020	$121,087	$(181,470)	$(1,217)	$(61,600)

A roll forward of the number of common limited partner units outstanding is as follows:

	Common Units-	Common Units-
	Public	Green Plains	Total
Units, December 31, 2020	11,621,623	11,586,548	23,208,171
Units issued under the LTIP	25,976	-	25,976
Units forfeited under the LTIP	(6,494)	-	(6,494)
Units, September 30, 2021	11,641,105	11,586,548	23,227,653

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

On August 13, 2021, the partnership distributed $2.8 million to unitholders of record as of August 6, 2021, related to the quarterly cash distribution of $0.12 per unit that was declared on July 22, 2021, for the quarter ended June 30, 2021.

On October 19, 2021, the board of directors of the general partner declared a quarterly cash distribution of $0.435 per unit, or approximately $10.3 million, for the quarter ended September 30, 2021. The distribution is payable on November 12, 2021, to unitholders of record at the close of business on November 5, 2021.

The total cash distributions declared for the three and nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General partner distributions	$206	$57	$320	$171

Limited partner common units - public	5,064	1,400	7,856	4,177
Limited partner common units - Green Plains	5,040	1,391	7,820	4,172
Total distributions to limited partners	10,104	2,791	15,676	8,349
Total distributions declared	$10,310	$2,848	$15,996	$8,520

7. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of September 30, 2021.

The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended September 30, 2021
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$10,104	$206	$10,310
Earnings less than distributions	(867)	(18)	(885)
Total net income	$9,237	$188	$9,425

Weighted-average units outstanding - basic and diluted	23,208

Earnings per limited partner unit - basic and diluted	$0.40

	Nine Months Ended September 30, 2021
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$15,676	$320	$15,996
Earnings in excess of distributions	14,165	289	14,454
Total net income	$29,841	$609	$30,450

Weighted-average units outstanding - basic and diluted	23,177

Earnings per limited partner unit - basic and diluted	$1.29

	Three Months Ended September 30, 2020
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$2,791	$57	$2,848
Earnings in excess of distributions	7,309	149	7,458
Total net income	$10,100	$206	$10,306

Weighted-average units outstanding - basic and diluted	23,161

Earnings per limited partner unit - basic and diluted	$0.44

	Nine Months Ended September 30, 2020
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$8,349	$171	$8,520
Earnings in excess of distributions	21,893	446	22,339
Total net income	$30,242	$617	$30,859

Weighted-average units outstanding - basic and diluted	23,145

Earnings per limited partner unit - basic and diluted	$1.31

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

The partnership recognizes uncertainties in income taxes based upon the technical merits of the position, and measures the maximum benefit and degree of likelihood to determine the tax liability in the financial statements. The partnership does not have any material uncertain tax positions as of September 30, 2021.

9. COMMITMENTS AND CONTINGENCIES

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 10.1 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with different underlying terms.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense for the three and nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease expense
Operating lease expense (1)	$3,276	$4,277	$10,631	$11,970
Variable lease expense (benefit) (2)	33	(196)	(124)	(221)
Total lease expense	$3,309	$4,081	$10,507	$11,749

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

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,188	$3,918	$10,373	$11,279

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,959	6,310	12,641	11,504

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	1,838	7	1,889	7

Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term	4.3 years	4.5 years

Weighted average discount rate	3.66%	4.11%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2021 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2021	$3,821
2022	13,390
2023	11,050
2024	9,023
2025	6,453
Thereafter	4,107
Total	47,844
Less: Present value discount	(4,917)
Operating lease liabilities	$42,927

Lease Revenue

The components of lease revenue for the three and nine months ended September 30, 2021 and 2020, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease revenue
Operating lease revenue	$15,631	$17,613	$48,191	$51,744
Variable lease revenue (1)	632	544	1,785	571
Sublease revenue	-	16	-	152
Total lease revenue	$16,263	$18,173	$49,976	$52,467

(1) Represents amounts charged to Green Plains Trade under the storage and throughput agreement in excess of the initial rate of $0.05 per gallon, amounts delivered by Green Plains Trade and other customers in excess of various minimum volume commitments, and the difference between the contracted railcar volumetric capacity and the actual amount provided to Green Plains Trade during the period.

In accordance with the amended storage and throughput agreement, Green Plains Trade is obligated to deliver a minimum volume of 217.7 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05312 per gallon on all volume it throughputs associated with the agreement. The rate increased on July 1, 2020 from $0.05 per gallon to $0.05312 per gallon in accordance with the terms of the agreement. The minimum volume commitment decreased from 232.5 mmg per calendar quarter to 217.7 mmg per calendar quarter as of March 22, 2021, in conjunction with the Ord disposition.

The remaining lease term for the storage and throughput agreement is 7.8 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon for the remainder of 2021 and in future years, is as follows (in thousands):

Year Ending December 31,	Amount
2021	$11,564
2022	46,257
2023	46,257
2024	46,257
2025	46,257
Thereafter	161,899
Total	$358,491

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 3.8 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2021 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2021	$4,667
2022	17,519
2023	12,765
2024	9,792
2025	6,395
Thereafter	312
Total	$51,450

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the three and nine months ended September 30, 2021 and 2020. Aggregate minimum payments under these agreements for the remainder of 2021 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2021	$168
2022	157
2023	-
2024	-
2025	-
Thereafter	-
Total	$325

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not a party to any material litigation.

10. RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.8 million and $2.4 million for the three and nine months ended September 30, 2021, respectively, and $0.8 million and $2.5 million for the three and nine months ended September 30, 2020, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 217.7 mmg of product per calendar quarter to the partnership’s storage facilities and pay $0.05312 per gallon on all volume it throughputs associated with the agreement. The rate increased on July 1, 2020 from $0.05 per gallon to $0.05312 per gallon in accordance with the terms of the agreement. The minimum volume commitment decreased from 232.5 mmg per calendar quarter to 217.7 mmg per calendar quarter as of March 22, 2021, in conjunction with the Ord disposition. In addition, the storage and throughput agreement with Green Plains Trade was extended an additional year to June 30, 2029 as part of this transaction.

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

For the three months ended September 30, 2021, the partnership charged Green Plains Trade $1.9 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. As of September 30, 2021, prior year credits of $2.4 million expired, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $7.2 million. These credits expire, if unused, as follows:

•$1.1 million, expiring on December 31, 2021;

•$2.8 million, expiring on March 31, 2022;

•$1.4 million, expiring on June 30, 2022; and

•$1.9 million, expiring on September 30, 2022.

The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average daily railcar volumetric capacity provided by the partnership was 68.6 mmg and 70.3 mmg, respectively, and the associated monthly fee was approximately $0.0228 and $0.0230 per gallon, respectively, during the three and nine months ended September 30, 2021. The average daily railcar volumetric capacity provided by the partnership was 81.5 mmg and 80.4 mmg, respectively, and the associated monthly fee was approximately $0.0226 and $0.0220 per gallon, respectively, during the three and nine months ended September 30, 2020. The partnership’s leased railcar fleet consisted of approximately 2,300 and 2,820 railcars as of September 30, 2021 and 2020, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg for both the three and nine months ended September 30, 2021, and 0.7 mmg and 2.0 mmg for the three and nine months ended September 30, 2020, respectively. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $16.2 million and $49.9 million for the three and nine months ended September 30, 2021, respectively, and $18.1 million and $52.0 million for the three and nine months ended September 30, 2020, respectively. In addition, the partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $2.0 million and $6.2 million for the three and nine months ended September 30, 2021, respectively, and $2.2 million and $6.3 million for the three and nine months ended September 30, 2020, respectively.

Cash Distributions

The partnership distributed $1.4 million and $4.3 million to Green Plains related to the quarterly cash distribution paid for the three and nine months ended September 30, 2021, respectively, and $1.5 million and $8.7 million for the three and nine months ended September 30, 2020, respectively.

11. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of September 30, 2021, the partnership’s investment balance in the joint venture was $4.5 million. In addition, the partnership had no outstanding receivable due from NLR as of September 30, 2021, and an outstanding receivable of $25 thousand due from NLR for various reimbursable expenses as of December 31, 2020.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2020 annual report. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results we expect for the full year.

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

Recent Developments

Amendment to Credit Agreement

On July 20, 2021, we entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) to our existing credit facility with funds and accounts managed by BlackRock (“BlackRock”) and TMI Trust Company as administrative agent.

Under the terms of the amended agreement, BlackRock purchased the outstanding balance of the existing notes from the previous lenders, and the credit facility was modified to a term loan. The term loan matures on July 20, 2026, and has a principal balance of $60.0 million. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December, with the first interest payment being

September 15, 2021. The term loan does not require any principal payments; however, we have the option to prepay $1.5 million per quarter beginning twelve months after the closing date. Financial covenants include a maximum consolidated leverage ratio of 2.50x and a minimum consolidated debt service coverage ratio of 1.10x. The Amended Credit Facility continues to be secured by substantially all of the assets of the partnership.

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

Results of Operations

During the third quarter of 2021, our parent maintained an average utilization rate of approximately 75.0% of capacity. Ethanol throughput was 182.3 mmg, which was lower than the contracted minimum volume commitment per quarter. As a result, the partnership charged Green Plains Trade $1.9 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. As of September 30, 2021, prior year credits of $2.4 million expired, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $7.2 million. These credits expire, if unused, as follows:

•$1.1 million, expiring on December 31, 2021;

•$2.8 million, expiring on March 31, 2022;

•$1.4 million, expiring on June 30, 2022; and

•$1.9 million, expiring on September 30, 2022.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and nine months ended September 30, 2021 and 2020 (unaudited, dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliations to Non-GAAP Financial Measures:
Net income	$9,425	$10,306	$30,450	$30,859
Interest expense (1)	2,781	2,498	6,120	6,182
Income tax expense	77	30	229	166
Depreciation and amortization	1,089	940	2,771	2,867
Transaction costs	-	-	5	-
Unit-based compensation expense	60	81	219	239
Proportional share of EBITDA adjustments of equity method investee (2)	45	43	139	137
Adjusted EBITDA	13,477	13,898	39,933	40,450
Interest paid or payable	(1,781)	(2,498)	(5,120)	(6,182)
Income taxes paid or payable	(77)	(30)	(229)	(91)
Maintenance capital expenditures	(137)	(62)	(139)	(116)
Distributable cash flow (3)	$11,482	$11,308	$34,445	$34,061

Distributions declared (4)	$10,310	$2,848	$15,996	$8,520

Coverage ratio	1.11x	3.97x	2.15x	4.00x

(1) Includes $1.0 million in unamortized debt issuance costs written off upon extinguishment of debt for the three and nine months ended September 30, 2021.

(2) Represents our proportional share of depreciation and amortization of our equity method investee.

(3) Distributable cash flow does not include adjustments for the principal payments on the term loan of $3.2 million and $50.0 million during the three and nine months ended September 30, 2021, respectively.

(4) Distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three and nine months ended September 30, 2021 and 2020.

Selected financial information for the three and nine months ended September 30, 2021 and 2020, is as follows (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Var.	2021	2020	% Var.
Revenues
Storage and throughput services	$11,564	$12,520	(7.6)%	$35,389	$36,090	(1.9)%
Railcar transportation services	4,688	5,538	(15.3)	14,525	16,036	(9.4)
Terminal services	1,998	2,162	(7.6)	6,258	6,488	(3.5)
Trucking and other	1,001	1,162	(13.9)	3,186	3,420	(6.8)
Total revenues	19,251	21,382	(10.0)	59,358	62,034	(4.3)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	5,161	6,647	(22.4)	17,153	19,410	(11.6)
General and administrative	892	1,116	(20.1)	3,152	3,038	3.8
Depreciation and amortization	1,089	940	15.9	2,771	2,867	(3.3)
Total operating expenses	7,142	8,703	(17.9)	23,076	25,315	(8.8)
Operating income	$12,109	$12,679	(4.5)%	$36,282	$36,719	(1.2)%

Selected operating data for the three and nine months ended September 30, 2021 and 2020, is as follows (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Var.	2021	2020	% Var.
Product volumes (mmg)
Storage and throughput services	182.3	189.6	(3.9)%	553.1	581.3	(4.9)%

Terminal services:
Affiliate	22.1	24.5	(9.8)	62.1	79.3	(21.7)
Non-affiliate	26.2	27.7	(5.4)	77.7	78.3	(0.8)
	48.3	52.2	(7.5)	139.8	157.6	(11.3)

Railcar capacity billed (daily avg.)	68.6	81.5	(15.8)	70.3	80.4	(12.6)

Three Months Ended September 30, 2021, Compared with the Three Months Ended September 30, 2020

Consolidated revenues decreased $2.1 million for the three months ended September 30, 2021, compared with the same period for 2020. Railcar transportation services revenue decreased $0.9 million primarily due to a reduction in average volumetric capacity provided, and storage and throughput services revenue decreased $1.0 million due to a decrease in throughput volumes, both of which were a result of the sale of our parent’s Hereford ethanol plant in the fourth quarter of 2020 and its Ord ethanol plant in the first quarter of 2021. Terminal services revenue decreased $0.1 million due to lower throughput at our terminals. Trucking and other revenue decreased $0.1 million as a result of lower affiliate freight volume.

Operations and maintenance expenses decreased $1.5 million for the three months ended September 30, 2021, compared with the same period for 2020, primarily due to a decrease in railcar lease expense of $0.7 million, a decrease in accretion expense of $0.4 million associated with railcar lease asset retirement obligations, and a decrease of $0.2 million in repair and maintenance expenses associated with our storage facilities and terminals as a result of our parent’s sale of assets.

Distributable cash flow decreased $0.8 million for the three months ended September 30, 2021, compared with the same period for 2020, primarily due to the decrease in income from operations.

Nine Months Ended September 30, 2021, Compared with the Nine Months Ended September 30, 2020

Consolidated revenues decreased $2.7 million for the nine months ended September 30, 2021, compared with the same period for 2020. Railcar transportation services revenue decreased $1.5 million due to a reduction in average volumetric capacity provided. Storage and throughput services revenue decreased $0.7 million due to a decrease in throughput volumes as a result of our parent’s sale of the Hereford ethanol plant in the fourth quarter of 2020 and the Ord ethanol plant in the first quarter of 2021. Trucking and other revenue decreased $0.2 million primarily as a result of lower third party freight volume. Terminal services revenue decreased $0.2 million due to lower throughput at our terminals.

Operations and maintenance expenses decreased $2.3 million for the nine months ended September 30, 2021, compared with the same period for 2020, primarily due to a decrease in railcar lease expense of $1.2 million, accretion expense of $0.4 million associated with our railcar lease asset retirement obligations, and repair and maintenance expenses of $0.2 million associated with our storage facilities and terminals as a result of our parent’s sale of assets.

Distributable cash flow decreased $0.7 million for the nine months ended September 30, 2021, compared with the same period for 2020, primarily due to the decrease in income from operations.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.0 million barrels per day during the third quarter of 2021, which was 6% higher than the 0.92 million barrels per day for the same quarter last year. Refiner and blender input volume increased 9% to 919 thousand barrels per day for the third quarter of 2021, compared with 846 thousand barrels per day for the same quarter last year. Gasoline demand increased 0.7 million barrels per day, or 9%, during the third quarter of 2021 compared to the prior year. U.S. domestic ethanol ending stocks increased by approximately 0.5 million barrels compared to the prior year, or 3%, to 20.2 million barrels during the third quarter of 2021. As of September 30, 2021, according to Prime the Pump, there were approximately 2,504 retail stations selling E15 in 30 states, up from 2,300 at the beginning of the year, and approximately 262 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through August 31, 2021 were approximately 796 mmg, down 10% from 885 mmg for the same period of 2020. Canada was the largest export destination for U.S. ethanol accounting for 28% of domestic ethanol export volume. India, South Korea, China, and Peru accounted for 13%, 13%, 13% and 4%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will be approximately 1.3 billion gallons in 2021, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

In January 2020, China and the United States struck a “Phase I” trade agreement, which included commitments on agricultural commodity purchases. Ethanol, corn and distillers grains were included as potential purchases in the agreement. China has been purchasing large quantities of corn, which has raised domestic prices of this feedstock for our parent’s ethanol production process. In addition, in October 2020, it was announced that China had purchased a shipment of U.S. ethanol for the first time since March 2018. Total ethanol exports to China in 2020 were 31.7 million gallons, and through August 2021 were 100.1 million gallons, according to the USDA Foreign Agriculture Service.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS II entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS II and related regulations can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

Federal mandates and state-level clean fuel programs supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs and higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in U.S. market share. In addition, expansion of clean fuel programs in other states, or a national low carbon fuel standard could increase the demand for ethanol, depending on how it is structured.

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

The RFS II sets a floor for biofuels use in the United States. When the RFS II was established in 2010, the required volume of “conventional”, or corn-based, ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. As of this filing, the EPA has not released the proposed RVO for 2021 and 2022, although they are expected to propose a joint rule in November of 2021 and finalize by the end of the calendar year.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post 2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if the current EPA will propose a reset rulemaking, though they have stated an intention to propose a post 2022 set rulemaking by the end of 2021.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS II mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS II mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the Trump administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, totaling 4.3 billion gallons of potential blending demand erased. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and have indicated they will take a different approach to adjudicating SREs than the prior administration.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 to non-FFVs is uncertain. As of this filing E15 is sold year-round in approximately 30 states. In January 2021, the EPA announced it intended to begin a rulemaking regarding E15 labels and underground storage tank compatibility.

Biofuels groups have filed a lawsuit in the Court of Appeals for the D.C. Circuit, challenging the 2019 RVO rule over the EPA’s failure to address SREs in the rulemaking. This was the first RFS II rulemaking since the expanded use of the exemptions came to light. However, the EPA had declined to cap the number of waivers it grants, and until late 2019, had declined to alter how it accounts for the retroactive waivers in its annual volume calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which is achieved by setting the percentage standards for obligated parties. The EPA’s recent approach accomplished the opposite. Even if all the obligated parties complied with their respective percentage obligations for 2019, the nation’s overall supply of renewable fuel would not meet the total volume requirements set by the EPA. This undermines Congressional intent to increase the consumption of renewable fuels in the domestic transportation fuel supply. Biofuels groups have argued the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

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

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. Congress is considering legislation that would provide for an additional $1 billion in USDA grants for biofuel infrastructure from 2022 to 2031. In 2020, five Governors and 15 Republican Senators sent letters to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. Since then there have been additional petitions for waivers from the RFS requirements. As of this filing the EPA had indicated only that they are watching the situation closely and reviewing the various requests.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom our parent purchases most of their feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price or parent has to pay to purchase corn. In December 2020, Congress passed and the President signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, and in March of 2021, the USDA indicated that biofuels would be able to apply for a portion of these funds in a forthcoming rulemaking. On June 15, 2021, the USDA indicated that $700 million would be made available to biofuels producers, and that details for the program would be released within 60 days; however, they have yet to make additional details public.

The CARES Act provided a tax exclusion on the shipment of undenatured ethanol for use in manufacturing hand sanitizer, a key ingredient of which is undenatured ethanol of specific grades. The FDA announced that it is ending, effective December 31, 2021, the expanded guidance, which allowed for more denaturants to be used in ethanol intended for hand sanitizer production, and expanded the grades of ethanol for the duration of the public health crisis.

The current administration has indicated a desire to dramatically expand electric vehicle (EV) charging stations, and initially proposed $174 billion for EV charging infrastructure, purchase rebates, and other incentives. The bipartisan infrastructure package being considered by Congress includes $15 billion for EV charging infrastructure, and $5 billion for electric busses and ferries. Additionally, Congress is considering expanded EV incentives in a potential budget reconciliation package, with the goal of installing 500,000 EV charging stations and providing incentives to middle and lower income Americans to purchase EVs, in addition to manufacturing incentives for car makers. The package would offer consumers tax rebates of $7,500 to $12,500 for purchasing EVs and would invest billions in charging infrastructure. These tax incentives could reduce the overall market for liquid fuels in the surface transportation sector and with it, that of ethanol.

The budget reconciliation package currently being considered by Congress also would extend the $1.00/gallon tax credits for renewable diesel and biodiesel, which use our parent’s distillers corn oil as one of their low-carbon feedstocks. The package would also create a $1.25 - $1.75/gallon tax incentive for the production of sustainable aviation fuel, which could possibly utilize our parent’s distillers corn oil or our parent’s ethanol as a feedstock. The package would also expand tax credits for carbon capture and sequestration (CCS) and extend the time frame for projects to qualify for this credit. The fermentation process by which our parent produces ethanol releases a nearly pure stream of CO2 which has the potential to be captured and sequestered. The package would also create a technology-neutral clean fuel production tax credit beginning in 2027, but this would not be applicable for fuels that take advantage of the CCS tax credits. The package in its current form also expands the eligibility of Master Limited Partnership tax status to clean energy projects, including CCS and renewable fuels. There can be no assurance, however, these provisions make it into any final legislation.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Agency and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they are to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021. According to the U.S. Department of Agriculture Foreign Agricultural Service, China purchased 32 mmg of U.S. ethanol in 2020 and through August 2021 had imported 100 mmg.

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

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. The remaining four cases follow one of two tracks: 1) to determine the constitutionality of the CRE regulation, or 2) to determine the benefits, or lack thereof, of introducing E10 to Mexico. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018, making it legal to blend and sell E10 by PEMEX throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180 day period the maximum ethanol blend allowed in the country would revert to 5.8%. There was an effort to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. The 180 day window was extended multiple times due to COVID-19, but eventually lapsed in June 2021, decreasing the maximum ethanol blend back to 5.8%.

In January 2020, the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA was signed. The USMCA went into effect on July 1, 2020, and maintains the duty free access of U.S.

agricultural commodities, including ethanol, into Canada and Mexico. According to the U.S. Department of Agriculture Foreign Agricultural Service, exports to Canada were 326 mmg and exports to Mexico were 64 mmg in 2020.

Impact of COVID-19

The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the energy industry. The situation surrounding COVID-19 continues to evolve and the ultimate duration and impact of the outbreak remains highly uncertain and subject to change.

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. For the nine months ended September 30, 2021, there has been no adverse effect due to COVID-19 on our ability to maintain operations, including our financial reporting systems, our internal controls over financial reporting or our disclosure controls and procedures. Although we did not incur significant disruptions during the three and nine months ended September 30, 2021, from COVID-19, we are unable to predict the impact that COVID-19 will have on our future financial position and operating results due to numerous uncertainties.

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

As of September 30, 2021, we had $14.2 million of cash and cash equivalents.

Net cash provided by operating activities was $33.7 million for the nine months ended September 30, 2021, compared with $34.3 million for the nine months ended September 30, 2020. The decrease in cash flows from operating activities resulted primarily from a decrease in net income as well as changes in net working capital. Net cash provided by investing activities was $27.0 million for the nine months ended September 30, 2021, compared with net cash used in investing activities of $0.1 million for the nine months ended September 30, 2020, primarily as a result of the Ord disposition in the first quarter of 2021. Net cash used in financing activities was $49.0 million for the nine months ended September 30, 2021, compared with $34.3 million for the nine months ended September 30, 2020. The increase was due to principal payments on our term loan, partially offset by a decrease in our quarterly distribution paid.

We incurred capital expenditures of $0.5 million for the nine months ended September 30, 2021, primarily due to upgrades at our Wood River storage facility. We expect to incur approximately $0.2 million for the remainder of 2021 for additional capital costs primarily related to these upgrades.

We did not make any equity method investee contributions related to the NLR joint venture for the nine months ended September 30, 2021, and we do not anticipate making significant equity contributions to NLR for the remainder of 2021.

Term Loan Facility

On July 20, 2021, we entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) to our existing credit facility with funds and accounts managed by BlackRock and TMI Trust Company as administrative agent. The Amended Credit Facility reduced the total amount available to $60.0 million, extended the maturity from December 31, 2021 to July 20, 2026, and converted the balance to a term loan. The term loan does not require any principal payments; however, we have the option to prepay $1.5 million per quarter beginning twelve months after the closing date. As of September 30, 2021, the term loan had a balance of $60.0 million and an interest rate of 8.13%.

Under the terms of the amended agreement, BlackRock purchased the outstanding balance of the existing notes from the previous lenders. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor, and is payable on the 15th day of each March, June, September and December, during the term, with the first interest payment being

September 15, 2021. Financial covenants of the agreement include a maximum consolidated leverage ratio of 2.5x and a minimum consolidated debt service coverage ratio of 1.10x. The Amended Credit Facility continues to be secured by substantially all of the assets of the partnership.

During the nine months ended September 30, 2021, prior to the amendment, principal payments of $50.0 million were made on the credit facility, including $19.5 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash.

We use three-month LIBOR as a reference rate for our term loan. The administrator of LIBOR has announced it will cease the publication of the one-week and two-month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings, including our three-month LIBOR, immediately following the LIBOR publication on June 30, 2023. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will be established by the applicable phase out dates. We may need to amend our credit facility to determine the interest rate to replace LIBOR with the new standard that is established. The potential effect of any such event on interest expense cannot yet be determined.

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

On August 13, 2021, the partnership distributed $2.8 million to unitholders of record as of August 6, 2021, related to the quarterly cash distribution of $0.12 per unit that was declared on July 22, 2021, for the quarter ended June 30, 2021.

On October 19, 2021, the board of directors of the general partner declared a quarterly cash distribution of $0.435 per unit, or approximately $10.3 million, for the quarter ended September 30, 2021. The distribution is payable on November 12, 2021, to unitholders of record at the close of business on November 5, 2021.

Contractual Obligations

Our contractual obligations as of September 30, 2021, were as follows (in thousands):

	Payments Due By Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$60,000	$-	$-	$60,000	$-
Interest and fees on debt obligations (1)	23,414	4,878	9,756	8,780	-
Operating leases (2)	47,844	13,653	21,234	10,026	2,931
Service agreements (3)	325	325	-	-	-
Other (4)	6,530	951	2,148	2,030	1,401
Total contractual obligations	$138,113	$19,807	$33,138	$80,836	$4,332

(1) Interest amounts are calculated based on the terms of the loan using current interest rates, assuming any scheduled principal and interest amounts are paid pursuant to the credit agreement.

(2) Operating lease costs are primarily for property and railcar leases.

(3) Service agreements are primarily related to minimum commitments on railcar unloading contracts at our fuel terminals.

(4) Includes asset retirement obligations to return property and equipment to its original condition at the termination of lease agreements.

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

Interest Rate Risk

We are exposed to interest rate risk through our term loan, which bears interest at variable rates. At September 30, 2021, the principal balance on the term loan was $60.0 million. A 10% change in interest rates would affect our interest expense by approximately $0.5 million per year, assuming no changes in the amount outstanding or other variables.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Under the provisions of the Energy Independence and Security Act (EISA), Congress expanded the Renewable Fuel Standard (RFS II). The RFS II mandates the minimum volume of renewable fuels that must be blended into the transportation fuel supply each year which affects the domestic market for ethanol. Each year the Environmental Protection Agency (EPA) is supposed to undertake rulemaking to set the Renewable Volume Obligation (RVO) for the following year, though at times months or years pass without a finalized RVO. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development, or impact on food prices.

According to the RFS II, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022; the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. However, on December 19, 2019, the EPA announced it would not be moving forward with a reset rulemaking. It is unclear when or if they will propose a reset rulemaking. The EPA has stated an intention to propose a post-2022 ‘set’ rulemaking by the end of 2021.

Volumes can also be impacted as small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. A small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day.

Our parent’s operations, and consequently our operations, could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits that may reduce the RFS II mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 set rulemaking, the point of obligation for blending, or small refinery exemptions. A recent Supreme Court ruling held that the small refineries can continue to apply for an extension of their waivers from the RFS II, even if they have not been awarded a continuous string of exemptions. A recent D.C. Circuit Court of Appeals ruling held that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to flex fuel vehicles (FFVs) from June 1 to September 15 each year.

Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS II mandate, may affect future demand. A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS II could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol. Likewise, national, state and regional low carbon fuel standards (LCFS) like that of California, Oregon, Brazil or Canada could be favorable or harmful to conventional ethanol, depending on how the regulations are crafted, enforced and modified.

  Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the value of RFS II credits or Renewable Identification Numbers (RINs). A significant increase in supply beyond the RFS II mandate could have an adverse impact on ethanol prices. Moreover, any changes to RFS II, whether by legislation, EPA action or lawsuit, originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol. Recent actions by the EPA to grant small refiner exemptions without accounting for the lost gallons, for example, resulted in lower RIN prices. Similarly, reducing annual RVO levels could also lead to lower RIN prices.

Congress first enacted CAFE in 1975 to reduce energy consumption by increasing the fuel economy of cars and light trucks. FFVs, which are designed to run on a mixture of fuels, including higher blends of ethanol such as E85, used to receive preferential treatment in the form of corporate average fuel economy (CAFE) credits. There are approximately 21 million FFVs on the road in the U.S. today, 16 million of which are light duty trucks. FFV credits have been decreasing since 2014 and were completely phased out in 2020. Absent CAFE preferences or manufacturing tax credits, auto manufacturers may not be willing to build FFVs, which has the potential to slow the growth of E85 markets. However, California’s Low Carbon Fuel Standard program (LCFS) has driven growth in E85 usage, and other state/regional LCFS programs have the potential to do the same.

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
10.1

Amended and Restated Credit Agreement, dated July 20, 2021, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto. (The exhibits and schedules to the Amended Credit Facility have been omitted. The partnership will furnish such schedules to the SEC upon request). (incorporated by reference to Exhibit 10.1 of our Current Report on the first Form 8-K filed on July 26, 2021)

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
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: November 4, 2021	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ G. Patrich Simpkins Jr.
G. Patrich Simpkins Jr.
Chief Financial Officer
(Principal Financial Officer)