Form 10-K
period 2021-12-31
Green Plains Partners LP
filed 2022-02-18
CIK 1635650

F

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐ Yes ☒ No

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2021, based upon the last sale price of the common units on such date, was approximately $146.0 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.

As of February 14, 2022, the registrant had 23,227,653 common units outstanding.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this annual report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
BlendStar	BlendStar LLC and its subsidiaries, the partnership’s predecessor for accounting purposes
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
MLP predecessor	BlendStar LLC and its subsidiaries, and the assets, liabilities and results of operations of the ethanol storage and leased railcar assets contributed by Green Plains
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent	Green Plains Inc. and its subsidiaries
Green Plains Holdings; the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
BlackRock	Funds and accounts managed by BlackRock
BNSF	BNSF Railway Company
CAFE	Corporate Average Fuel Economy
CARB	California Air Resources Board
Clean Water Act	Water Pollution Control Act of 1972
Conflicts Committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
COVID-19	Coronavirus Disease 2019
CSX	CSX Transportation, Inc.
D.C.	District of Columbia
DOE	Department of Energy
DOT	U.S. Department of Transportation
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EVWR	Evansville Western Railway, Inc.
Exchange Act	Securities Exchange Act of 1934, as amended
GAAP	U.S. Generally Accepted Accounting Principles
IPO	Initial public offering of Green Plains Partners LP
IRA	Individual retirement account
IRS	Internal Revenue Service
JOBS Act	Jumpstart Our Business Startups Act of 2012
KCS	Kansas City Southern Railway Company
LCFS	Low Carbon Fuel Standard
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
Mmgy	Million gallons per year

MTBE	Methyl tertiary-butyl ether
Nasdaq	The Nasdaq Global Market
NMTC	New Markets Tax Credits
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
PCAOB	Public Company Accounting Oversight Board
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
Securities Act	Securities Act of 1933
SEC	Securities and Exchange Commission
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

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

Overview

Green Plains Partners is a fee-based Delaware master limited partnership formed by our parent, Green Plains, Inc. on March 2, 2015. On July 1, 2015, we completed our IPO. Our common units are traded under the symbol “GPP” on the Nasdaq. Green Plains Partners provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage facilities, terminals, transportation assets and other related assets and businesses. We were formed by Green Plains, a vertically integrated ethanol producer, to support its marketing and distribution activities as its primary downstream logistics provider.

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

As of December 31, 2021, our parent owns a 48.9% limited partner interest in us, consisting of 11,586,548 common units, a 2.0% general partner interest and all of our incentive distribution rights. The public owns the remaining 49.1% limited partner interest. The following diagram depicts our simplified organizational structure at December 31, 2021:

Our Assets and Operations

Ethanol Storage. Our ethanol storage assets are the principal method of storing ethanol produced at our parent’s ethanol production plants. Most of our parent’s ethanol production plants are located near major rail lines. Ethanol can be distributed from our storage facilities to bulk terminals via truck, railcar or barge.

We currently own or lease 29 ethanol storage tanks and approximately 43 acres of land. Our storage tanks are located at or near our parent’s 11 operational ethanol production plants in Illinois, Indiana, Iowa, Minnesota, Nebraska, and Tennessee, as well as our parent’s non-operational ethanol production plant in Virginia.

Our ethanol storage tanks have combined storage capacity of 25.9 mmg and aggregate throughput capacity sufficient to support our parent’s annual production capacity of 958 mmgy. For the year ended December 31, 2021, our parent operated its ethanol production facilities at an average utilization rate of approximately 77%. The following table presents additional ethanol production plant details by location:

Plant Location	Initial Operation or Acquisition Date	Major Rail Line Access	Plant Production Capacity (mmgy)	On-Site Ethanol Storage Capacity (thousands of gallons)
Atkinson, Nebraska	June 2013	BNSF	55	2,074
Central City, Nebraska	July 2009	Union Pacific	116	2,250
Fairmont, Minnesota	Nov. 2013	Union Pacific	119	3,124
Hopewell, Virginia (1)	Oct. 2015	Norfolk Southern	-	761
Madison, Illinois	Sept. 2016	Port Harbor	90	2,855
Mount Vernon, Indiana	Sept. 2016	EVWR	90	2,855
Obion, Tennessee	Nov. 2008	Canadian National	120	3,000
Otter Tail, Minnesota	Mar. 2011	BNSF	55	2,000
Shenandoah, Iowa	Aug. 2007	BNSF	82	1,524
Superior, Iowa	July 2008	Union Pacific	60	1,238
Wood River, Nebraska	Nov. 2013	Union Pacific	121	3,124
York, Nebraska	Sept. 2016	BNSF	50	1,100
Total			958	25,905

(1) Production at the Hopewell, Virginia facility ceased during the fourth quarter of 2018; however, the storage and terminal assets remain in operating condition.

Terminal and Distribution Services. We own and operate four fuel terminals in Alabama, Louisiana, Mississippi, and Oklahoma with combined total storage capacity of approximately 6.9 mmg and access to major rail lines. We also own approximately five acres of land and lease approximately 16 acres of land where our fuel terminals are located. Ethanol and other products are transported to our terminals primarily by rail and shipped from our terminals by truck to third parties, including refiners, blenders and other obligated and non-obligated parties. For the year ended December 31, 2021, the aggregate throughput at these facilities was approximately 187.5 mmg.

The following table presents additional fuel terminal details by location:

Fuel Terminal Facility Location	Major Rail Line Access	On-Site Storage Capacity (thousands of gallons)	Throughput Capacity (mmgy)
Birmingham, Alabama - Unit Train Terminal	BNSF	6,542	300
Other Fuel Terminal Facilities	(1)	330	264
		6,872	564

(1) Access to our three other fuel terminal facilities is available from BNSF, KCS, Canadian National, Union Pacific, Norfolk Southern and CSX.

Transportation and Delivery. Ethanol deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads or barge delivery to national or international ports. Our railcar volumetric capacity is used to transport product primarily from our ethanol storage facilities and third-party production facilities to fuel terminals, including our own, international export terminals and refineries located throughout the United States. As of December 31, 2021, our leased railcar fleet consisted of approximately 2,300 railcars with an aggregate capacity of 69.0 mmg. We expect our railcar volumetric capacity to fluctuate over the normal course of business as our existing railcar leases expire and we enter into or acquire new railcar leases.

We also own and operate a fleet of 19 trucks and tankers that transport ethanol and other products.

Segments

Our operations consist of one reportable segment and are conducted solely in the U.S. See Item 8 - Financial Statements and Supplementary Data for financial information about our operations and assets.

Our Relationship with Green Plains

Green Plains is one of the largest ethanol producers in North America with 11 operating dry mill plants, with the capacity to produce approximately 1.0 billion gallons of ethanol per year. Our parent is transitioning from a commodity-processing business to a value-add agricultural technology company focused on creating additional diverse, non-cyclical, higher margin feed ingredients, specialty alcohols and renewable feedstocks for the emerging renewable diesel industry.

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

Storage and Throughput Agreement. Under our storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 217.7 mmg of product per calendar quarter at our storage facilities and pay $0.05312 per gallon on all throughput volume. The rate increased on July 1, 2020 from $0.05 per gallon to $0.05312 per gallon in accordance with the terms of the agreement. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, we charge Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payments are applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire.

In conjunction with the disposition of the Ord storage and railcar assets on March 22, 2021, the minimum volume commitment decreased from 232.5 mmg per calendar quarter to 217.7 mmg per calendar quarter. In addition, the storage and throughput agreement with Green Plains Trade was extended an additional year to June 30, 2029, as part of this transaction.

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

Rail Transportation Service Agreement. Under our rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade, to nominated delivery points, and pay an average monthly fee of approximately $0.0236 per gallon for all railcar volumetric capacity provided over the remaining life of the agreement. The minimum railcar capacity commitment we provide to Green Plains Trade for our leased railcar fleet is approximately 69.0 mmg and the weighted average remaining term of all railcar lease agreements is 3.5 years. At December 31, 2021, the remaining term of our rail transportation services agreement with Green Plains Trade was 3.5 years. The rail transportation services agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 360 days prior to the end of the remaining primary or renewal term.

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

Trucking Transportation Agreement. Under our trucking transportation agreement, Green Plains Trade pays us to transport ethanol and other fuels by truck from identified receipt points to various delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate amount of product volume transported in a calendar month multiplied by the applicable rate for each truck lane, which is defined as a specific route between point of origin and point of destination. Rates for each truck lane are negotiated based on product, location, mileage and other factors, including competitive factors. At December 31, 2021, the remaining term of our trucking transportation agreement was five months. The trucking transportation agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 30 days prior to the end of the remaining primary or renewal term.

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

Proven Management Team. Each member of our senior management team is an employee of our parent who also devotes time to manage our business affairs. We believe the commercial, operational and financial expertise of our senior management team, which averages approximately 28 years of industry experience, allows us to successfully execute our business strategies.

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

Grow Organically. We intend to collaborate primarily with our parent and potentially with other third parties to identify opportunities to develop and construct assets that provide us long-term returns on our investments.

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

Under the terms of the Amended Credit Facility, BlackRock purchased the outstanding balance of the existing notes from the previous lenders, and the credit facility was modified to a term loan. The term loan matures on July 20, 2026, and has a principal balance of $60.0 million. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December, which commenced September 15, 2021. The term loan does not require any principal payments; however, we have the option to prepay $1.5 million per quarter beginning July 2022. On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. At that time, we purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes, reducing the term loan balance to $59.0 million. Financial covenants include a maximum consolidated leverage ratio of 2.50x and a minimum consolidated debt service coverage ratio of 1.10x. The Amended Credit Facility is secured by substantially all of the assets of the partnership.

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

Impact of COVID-19

The COVID-19 pandemic, including resurgences and variants of the virus and the related economic repercussions, have created significant volatility, uncertainty, and turmoil in the energy industry. The situation surrounding COVID-19 continues to evolve and the ultimate duration and impact of COVID-19 remains highly uncertain and subject to change.

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. There has been no material adverse effect due to COVID-19 on our ability to maintain operations, including our financial reporting systems, our internal controls over financial reporting or our disclosure controls and procedures. In addition, to date we have not incurred any material COVID-19 related contingencies. While we did not incur significant disruptions from COVID-19 during year ended December 31, 2021, the demand for our parent’s products remains volatile, in part due to COVID-19, and in turn that could have an impact on our future operating results and financial position.

For further information regarding the impact of COVID-19 on the partnership, please see Item 1A - Risk Factors in this report.

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

Major Customer

We are highly dependent on Green Plains Trade and anticipate deriving a substantial portion of our revenues from them in the foreseeable future. Revenues from Green Plains Trade totaled approximately $74.2 million, or 94.6%, $78.5 million, or 94.2%, and $75.5 million, or 91.7% of our total revenues, during the years ended December 31, 2021, 2020 and 2019, respectively. Accordingly, we are indirectly subject to the business risks of Green Plains Trade and any development that materially and adversely affects its operations, financial condition or market reputation. For additional information, please refer to Item 1A - Risk Factors—Risks Related to Our Business and Industry and Risks Related to an Investment in Us.

Regulatory Matters

Government Ethanol Programs and Policies

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

Federal mandates and state-level clean fuel programs supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, and reducing the country’s dependence on foreign oil. Consumer acceptance of flexible-fuel vehicles (FFVs) and higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in U.S. market share. In addition, expansion of clean fuel programs in other states, or a national low carbon fuel standard could increase the demand for ethanol, depending on how it is structured.

The RFS sets a floor for biofuels use in the United States. When the RFS was established in 2010, the required volume of conventional, or corn-based, ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. As of this filing, the EPA has proposed reducing the conventional ethanol RVOs for 2020 and 2021 to reflect lower fuel demand during the pandemic, and proposed the statutory 15 billion gallons for 2022.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022, the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volume levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post 2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if the current EPA will propose a reset rulemaking, though they have stated an intention to propose a post 2022 set rulemaking as required by law.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than they had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the Trump administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, totaling 4.3 billion gallons of potential blending demand erased. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and in the RVO rulemaking they proposed denying all pending SREs. There are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings.

The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 to non-FFVs is uncertain. The Supreme Court declined to hear a challenge to this ruling. As of this filing, E15 is sold year-round in approximately 30 states.

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced they would administer another infrastructure grant program. Congress is considering legislation that would provide for an additional $1 billion in USDA grants for biofuel infrastructure from 2022 to 2031.

To respond to COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom our parent purchases most of its feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price our parent pays to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed our parent to receive certain tax refunds. In December 2020, Congress passed and then President Trump signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, which is anticipated to be distributed in March 2022.

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

Our parent’s ethanol production plants emit carbon dioxide as a by-product of the ethanol production process. In 2007, the U.S. Supreme Court classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions, which the EPA later addressed in the RFS. While some of our parent’s plants operate as grandfathered at their current authorized capacity under the RFS mandate, expansion above these capacities at grandfathered plants will require a 20% reduction in greenhouse gas emissions from a 2005 baseline measurement.

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

See further discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Employees

We do not have any direct employees. We are managed and operated by the executive officers of our general partner, who are also officers of our parent, and our general partner’s board of directors. Our general partner and its affiliates have approximately 35 full-time equivalent employees under its direct management and supervision supporting our operations.

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

Ethanol production, storage, transportation and marketing is highly competitive. In the United States, our parent competes with farmer cooperatives, corn processors and refiners. If our parent’s competitors consolidate or otherwise grow, our parent’s business may be significantly and adversely affected. There is also risk of foreign competition that may be able to produce ethanol at lower input costs than our parent. As part of its total transformation, our parent is changing its focus of its operations by developing new types of facilities, suspending or reducing certain operations, modifying or closing facilities and/or terminating operations. Changes may be considered to meet market demands, to satisfy regulatory requirements, such as climate, or environmental issues, or safety objectives, to improve operational efficiency or for other reasons. Our parent actively manages its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future. No such changes will be subject to our consent. Moreover, our parent and Green Plains Trade, which we have no control over, may elect to pursue a business strategy that does not favor us or our business. A change in our parent’s business or financial strategy, contractual obligations or risk profile may negatively impact its financial condition, results of operations, cash flows or creditworthiness. In turn, our cash flows from our commercial agreements with Green Plains Trade and, therefore, our ability to sustain or increase cash distributions to our unitholders may be materially and adversely affected. Moreover, our creditworthiness may be adversely affected by a decline in our parent’s creditworthiness, increasing our borrowing costs or hindering our ability to access the capital markets.

Neither our parent nor Green Plains Trade is obligated to use our services with respect to volumes or volumetric capacity of ethanol or other fuels in excess of the applicable minimum commitment under the respective commercial agreements. Furthermore, we may be unable to renew or extend our commercial agreements with Green Plains Trade or renew them on favorable terms.

Our ability to distribute a quarterly distribution to our unitholders will be adversely affected if we do not receive, store, transfer, transport or deliver additional volumes or use volumetric capacity for Green Plains Trade or other third parties at our ethanol storage facilities, at our fuel terminal facilities or on our railcars. In addition, the remaining term of Green Plains Trade’s obligations under each agreement extends for approximately 7.5 years in the case of the storage and throughput agreement, 3.5 years in the case of the rail transportation services agreement, 1.0 year in the case of the terminal services agreements that provide for minimum commitments, and five months in the case of the trucking transportation agreement. If, at the end of the remaining primary term, our parent and Green Plains Trade elect not to extend these agreements and, as a result, fail to use our assets and we are unable to generate additional revenues from third parties, our ability to pay cash distributions to our unitholders will be reduced. Furthermore, any renewal of the commercial agreements with Green Plains Trade may not be on favorable commercial terms. To the extent we are unable to renew the commercial agreements with Green Plains Trade on terms that are favorable to us, our revenue and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Green Plains Trade’s minimum take-or-pay capacity commitment under the rail transportation services agreement will be reduced proportionately as our railcar leases expire if we do not enter into new rail transportation services agreements.

We lease our fleet of railcars from several lessors pursuant to lease agreements with remaining terms ranging from less than one year to approximately five years with a weighted average remaining term of 3.5 years. As our railcar lease agreements expire, the respective volumetric capacity of those expired leases will no longer be subject to the rail transportation services agreement, and Green Plains Trade’s minimum take-or-pay capacity commitment will be reduced proportionately. Of our current leased railcar fleet, 23.5%, 25.9%, 21.4% and 14.4% of the railcar volumetric capacity have terms that expire in the years ended December 31, 2022, 2023, 2024 and 2025, respectively, or approximately 85.2% of our total current railcar volumetric capacity during that time frame. If at the end of the terms under the lease agreements, we do not enter into new commercial arrangements with respect to rail transportation services, our revenues and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.

Railcars used to transport ethanol and other fuels will need to be retrofitted or replaced to meet new rail safety standards.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. In 2015, the DOT announced final rules which call for enhanced tank car standards known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule for retrofitting or replacing older tank cars carrying crude oil and ethanol. The rule also establishes new braking standards that are intended to reduce the severity of accidents. These regulations will result in upgrades or replacements of our railcars, and may have an adverse effect on our operations as lease costs for railcars may increase over the long term. The deadline for compliance with DOT specification 117 is May 1, 2023. As of December 31, 2021, approximately 55% of our 2,300 railcars were DOT 117 compliant. Our railcars are also subject to federally-mandated tank car requalification, which requires inspection, repairs and upgrades to our current railcar fleet every ten years. Due to these regulatory standards, as well as any potential modifications that may be issued in the future, existing railcars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product. Since we cannot charge our customers for railcars that are out of service, a significant increase in out of service railcars could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions.

Rail logistical problems may delay the delivery of our customers’ products.

Demand, labor constraints, and/or weather related incidents, particularly snow and flooding, can cause increased transit times and result in rail congestion at destinations. In the past, rail delays have caused some ethanol plants to slow or suspend production. If railroad performance is inadequate, we may face delays in shipping railcars to and from our parent’s ethanol production plants, which may affect our ability to transport product. Rail logistical problems due to circumstances outside of the control or us or our customers could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions.

If the United States were to withdraw from or materially modify certain international trade agreements, our business, financial condition and results of operations could be materially adversely affected.

Ethanol and other products that our parent produces are exported to Canada, Mexico, Brazil, China and other countries. The past administration has expressed antipathy towards many existing international trade agreements and has significantly increased tariffs on goods imported into the United States from many countries, which in turn has led to retaliatory actions on US exports. The current trade situation, the outcome of trade negotiations or lack thereof, has had and may continue to have a material effect on our parent’s, and consequently our, business, financial condition and results of operations.

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

Future demand for ethanol is uncertain and changes in federal mandates, public perception, climate concerns related to fossil fuels, consumer acceptance and overall consumer demand for transportation fuel could affect demand.

There are limited markets for fuel ethanol beyond the federal mandates and further consumer acceptance of E15 and E85 fuels may be necessary before ethanol can achieve significant market share growth. Discretionary and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol relative to gasoline, and availability to consumers. When discretionary blending is financially unattractive, the demand for ethanol may be reduced. Demand for ethanol is also affected by overall demand for transportation fuel and with fossil fuels under pressure due to climate change concerns, this may adversely affect ethanol demand. Global events, such as COVID-19, have disrupted supply chains and at times travel, and in turn, the demand for ethanol. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. Additionally, factors such as over-supply of ethanol, which has been the case for some time, could continue to negatively impact our parent’s business. Reduced demand for ethanol may depress the value of our parent’s products, erode its margins, and reduce our parent’s, and consequently our, ability to generate revenue or operate profitably.

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

LIBOR is the basic rate of interest widely used as a reference for setting the interest rates on loans globally. We use LIBOR as a reference rate for our credit facility. In 2017, the United Kingdom’s Financial Conduct Authority, (“FCA”), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On March 5, 2021, the FCA and the Intercontinental Exchange announced that only the one-week and two-month USD LIBOR settings will cease to be published immediately after December 31, 2021. However, the remaining USD LIBOR settings, including the three-month

LIBOR, would be extended through June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing USD LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), which will be calculated using short-term repurchase agreements backed by Treasury securities. We are evaluating the potential impact of the eventual replacement of the LIBOR benchmark interest rate, however, we are not able to predict whether LIBOR will cease to be available after June 30, 2023, whether SOFR will become a widely accepted benchmark in place of LIBOR, or what the impact of such a possible transition to SOFR may be on our business, financial condition, and results of operations.

We have a term loan facility with an outstanding balance of $60.0 million which matures on July 20, 2026. The term loan balance is subject to variable interest rates based on LIBOR. Our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be materially adversely affected by significant increases in interest rates.

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

Our future growth could be limited by constrained access to capital or if we are unable to make acquisitions on economically acceptable terms, or if the acquisitions we make reduce, rather than increase, our cash flows.

Access to growth capital has been constrained by market conditions and our ability to grow our business and increase distributions to our unitholders is dependent on our ability to acquire businesses or assets that increase our cash flows. The acquisition component of our growth strategy has been based, in large part, on our expectation of ongoing divestitures of complementary assets by industry participants, including in conjunction with acquisitions by our parent. A material decrease in such divestitures would limit our opportunities for future acquisitions and could adversely affect our ability to grow our operations and increase cash distributions to our unitholders. If we are unable to make acquisitions from third parties because we are unable to identify attractive acquisition candidates, negotiate acceptable purchase contracts, obtain financing for these acquisitions on economically acceptable terms or we are outbid by competitors, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact not yield such results and could result in a decrease in cash flows.

Inflation may impact the cost and/or availability of materials, inputs, and labor, which could adversely affect our operating results.

We have experienced inflationary impacts on labor costs, wages, components, equipment, other inputs and services across our business and inflation and its impact could escalate in future quarters, many of which are beyond are control. Moreover, we have fixed price arrangements with our customers and are not able to pass those costs along in most instances. As such, inflationary pressures could have a material adverse effect on our performance and financial statements.

Replacement technologies could make corn-based ethanol or our process technology obsolete.

Ethanol is primarily an additive and oxygenate for blended gasoline. Although use of oxygenates is currently mandated, there is always the possibility that a preferred alternative product could emerge and prove to be environmentally or economically superior to ethanol. New ethanol process technologies may emerge. Our parent’s process technologies may become outdated and obsolete, placing it at a competitive disadvantage against competitors in the industry. The development of any of these factors may have a material adverse effect on our parent’s, and consequently our, operations, cash flows and financial position.

We could be adversely affected by cyber-attacks or failure of our or our parent’s internal computer network and applications to operate as designed.

We and our parent rely on network infrastructure and enterprise applications, and internal technology systems for our operations. The hardware and software systems related to such activities are subject to damage from natural disasters, power loss, telecommunication failures, cyber-attacks and other similar events. They are also subject to acts such as viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data and could prevent us or our parent from fulfilling customers’ orders. While our parent did have a minor attack with minimal consequences in 2021, cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, directed at a company, its products, its customers and/or its third-party service providers. Despite the implementation of cybersecurity measures, our information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. While we believe we have taken reasonable efforts to protect ourselves, we cannot assure our unitholders that any of our or our parent’s backup systems would be sufficient. Any event that causes failures or interruption in systems could result in disruption of our or our parent’s business operations, have a negative impact on our parent’s and our operating results, which could negatively affect our financial condition, cash flows and ability to make distributions.

Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.

We are insured under the property, liability and business interruption policies of our parent, subject to the deductibles and limits. Our parent has acquired insurance that we and our parent believe to be adequate to prevent loss from material foreseeable risks. However, events may occur for which no insurance is available or for which insurance is not available on terms that are acceptable to our parent. Loss from an event may not be insured and may have a material adverse effect on our and our parent’s operations, cash flows and financial position. Additionally, certain of our parent’s ethanol production plants and our related storage tanks, as well as certain of our fuel terminal facilities are located within recognized seismic and flood zones. We believe that the design of these facilities have been modified to fortify them to meet structural requirements for those regions of the country. Our parent has also obtained additional insurance coverage specific to earthquake and flood risks for the applicable plants and fuel terminals. However, there is no assurance that any such facility would remain in operation if a seismic or flood event were to occur. If we experience insurable events, our annual premiums could increase further or insurance may not be available at all. If significant changes in the number or financial solvency of insurance underwriters for the ethanol industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. We cannot assure our unitholders that we will be able to renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal.

We could be adversely affected by terrorist attacks, threats of war or actual war.

Terrorist attacks in the United States, as well as events occurring in response to or in connection with them, including threats of war or actual war, may adversely affect our and our parent’s financial condition, results of operations, cash flows, and ability to make distributions to our unitholders. A direct attack on our parent’s assets, our assets, or assets used by us could have a material adverse effect on our financial condition, cash flows and ability to make distributions to our unitholders.

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

The outbreak of COVID-19, including resurgences and variants of the virus, which was declared by the World Health Organization to be a pandemic in March 2020, has spread across the globe and continues to impact worldwide economic activity. COVID-19 has created risk on all aspects of our business, including its impact on our employees, customers, vendors, and business partners. There are uncertainties from COVID-19 that continue, and include (1) the severity of the virus and additional variants; (2) the duration of the outbreak; (3) federal, state or local governmental regulations or other actions which could include limitations on our operations or mandating vaccination against COVID-19; (4) the effect on customer demand resulting in a decline in the demand for our parent’s products; (5) impacts on our supply chain and potential limitations of supply of our parent’s feedstocks; (6) interruptions of rail and distribution systems and delays in the delivery of product; (7) the health of our workforce, and our ability to meet staffing needs which is vital to our operations; and (8) volatility in the credit and financial markets. Specifically, we have experienced throughput fluctuations, primarily driven by fluctuating demand for our parent’s products, and rail disruptions. Any of the foregoing may have an adverse impact our business, operations and/or profitability. We continue to actively manage our response in collaboration with customers, government officials, and business partners and assess potential impacts to our future financial position and operating results, as well as adverse developments in our business. While many restrictions have been lifted, it is not possible for us to predict whether there will be additional government-mandated orders that could affect our business, or how any additional measures could impact our operations or those of our parent. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the energy industry and could impact our future financial position and operations, including those of our parent, and could adversely impact on our profitability.

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

As of December 31, 2021, there are 11,641,105 publicly traded common units. In addition, our parent owns 11,586,548 common units, representing an aggregate 48.9% limited partner interest in us. Our unitholders may not be able to resell their common units at or above their purchase price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price of the common units and limit the number of investors who are able to buy the common units. The market price of our common units may decline below current levels. The market price of our common units may also be influenced by many factors, some of which are beyond our control, including investor perceptions on whether we fit their ESG portfolio requirements. As a result, investors in our common units may not be able to resell their common units at or above the current trading price. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common units, regardless of our operating performance.

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

The anticipated after-tax benefit of an investment in our units depends largely on our being treated as a partnership for U.S. federal income tax purposes. Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity. If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Imposition of any such taxes may substantially reduce the distributable cash flow to our unitholders. Therefore, if we were treated as a corporation for U.S. federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units. Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

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

Holders of Record

We had six holders of record of our common units as of February 14, 2022, one of which holds 11,563,094 of the outstanding common units held by the public, including those held in street name.

Cash Distribution Policy

Quarterly distributions are made from available cash within 45 days after the end of each calendar quarter, assuming the partnership has available cash. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. For additional information on our cash distribution policy, please refer to Note 11 – Partners’ Equity (Deficit) to the consolidated financial statements in this report.

Issuer Purchases of Equity Securities

None.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plans

Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding units authorized for issuance under equity compensation plans in this report.

Performance Graph

The following graph compares our cumulative total return on our common units to the cumulative total return of the S&P 500 Index and the Alerian MLP Index for each of the five years ended December 31, 2021. The graph assumes $100 was invested in each option at December 31, 2016, and that all dividends were reinvested. The Alerian MLP Index is a composite of the 50 most prominent master limited partnerships and is calculated using a float-adjusted, capitalization weighted methodology.

The information in the graph is not considered solicitation material, nor will it be filed with the SEC or incorporated by reference into any future filing under the Securities Act or Exchange Act unless we specifically incorporate it by reference into our filing.

Item 6. Reserved.

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

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 0.99 million barrels per day in 2021, which was 9% higher than the 0.91 million barrels per day in 2020. Refiner and blender input volume increased 10% to 875 thousand barrels per day for 2021, compared with 798 thousand barrels per day in 2020. Gasoline demand increased 0.8 million barrels per day, or 10%, in 2021 compared to the prior year. U.S. domestic ethanol ending stocks decreased by approximately 2.1 million barrels compared to the prior year, or 9%, to 21.4 million barrels as of December 31, 2021. According to Prime the Pump, as of December 31, 2021, there were approximately 2,555 retail stations selling E15 in 30 states, up from 2,300 at the beginning of the year, an approximately 267 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through November 30, 2021 were approximately 1,126 mmg, down 6% from 1,199 mmg for the same period of 2020. Canada was the largest export destination for U.S. ethanol, accounting for 30% of domestic ethanol export volume. India, South Korea, China and Brazil accounted for 12%, 12%, 9% and 6%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.2 to 1.4 billion gallons in 2022, based on historical demand from a variety of countries and certain countries who seek to improve their air quality and eliminate MTBE from their own fuel supplies.

In January 2020, China and the United States struck a “Phase I” trade agreement, which included commitments on agricultural commodity purchases. Ethanol, corn and distillers grains were included as potential purchases in the agreement. China has been purchasing large quantities of corn, which has raised domestic prices of this feedstock for our parent’s ethanol production process. In addition, in October 2020 it was announced that China had purchased a shipment of U.S. ethanol for the first time since March 2018. Total ethanol exports to China in 2020 were 32 million gallons, and through November 2021 were 100 million gallons, according to the USDA Foreign Agriculture Service.

Legislation and Regulation

We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Over the years, various bills and amendments have been proposed in the House and Senate which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol blended into the domestic fuel supply.

Federal mandates and state-level clean fuel programs supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying our fuel supply, and reducing the country’s dependence on foreign oil. Consumer acceptance of flexible-fuel vehicles (FFVs) and higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in U.S. market share. In addition, expansion of clean fuel programs in other states, or a national low carbon fuel standard could increase the demand for ethanol, depending on how it is structured.

The RFS sets a floor for ethanol usage in the United States. When the RFS was established in 2010, the required volume of “conventional” or corn-based ethanol to be blended with gasoline was to increase each year until it reached 15.0 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. As of this filing, the EPA proposed reducing the conventional ethanol RVOs for 2020 and 2021 to reflect lower fuel demand during the pandemic, and proposed the statutory 15 billion gallons for 2022.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022 – the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volume levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. It is unclear when or if the current EPA will propose a reset rulemaking, though they have stated an intention to propose a post 2022 set rulemaking by the end of 2021.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for 2016, 2017 and 2018 than they had in the past, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the Trump administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, totaling 4.3 billion gallons of potential blending demand erased. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and in the RVO rulemaking they proposed denying all pending SREs. There are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings.

The One-Pound Waiver that was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 to non-FFVs is uncertain. The Supreme Court declined to hear a challenge to this ruling. As of this filing E15 is sold year-round in approximately 30 states.

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced they would administer another infrastructure grant program. Congress is considering legislation that would provide for an additional $1 billion in USDA grants for biofuel infrastructure from 2022 to 2031.

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The USDA was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom our parent purchases most of its feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price our parent pays to purchase corn. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed our parent to receive certain tax refunds. In December 2020, Congress passed, and the former President signed into law, an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Agency and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they were to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021. According to the U.S. Department of Agriculture Foreign Agricultural Service, China purchased 32 mmg of U.S. ethanol in 2020 and through November 2021 had imported 100 mmg.

In Brazil, the Secretary of Foreign Trade had issued a tariff rate quota which expired in December of 2020. Exports to Brazil were 186 mmg in 2020 and 63 mmg through November 2021. All U.S. ethanol imports now face a 20% tariff into Brazil. Our parent’s exports also face tariffs, rate quotas, countervailing duties, and other hurdles in the European Union, India, Peru, Colombia and elsewhere, which limits the ability to compete in some markets. We believe some countries are using the COVID-19 crisis as justification for raising duties on imports of U.S. ethanol, or blocking imports entirely.

In June 2017, the Energy Regulatory Commission of Mexico (CRE) approved the use of 10% ethanol blends, which was challenged by multiple lawsuits, of which several were dismissed. An injunction was granted in October 2017, preventing the blending and selling of E10, but was overturned by a higher court in June 2018 making it legal to blend and sell E10 by PEMEX (Petroleos Mexicanos, or Mexican Petroleum) throughout Mexico except for its three largest metropolitan areas. On January 15, 2020, the Mexican Supreme Court ruled that the expedited process for the CRE regulation was unconstitutional, and that after a 180-day period the maximum ethanol blend allowed in the country would revert to 5.8%. There was an effort to go through the full regulatory process to allow for 10% blends countrywide, including in the three major metropolitan areas. The 180-day window was extended multiple times due to COVID-19, but eventually lapsed in June 2021, decreasing the maximum ethanol blend back to 5.8%.

In January 2020, the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA was signed. The USMCA went into effect on July 1, 2020 and maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. According to the U.S. Department of Agriculture, exports to Canada were 334 mmg and exports to Mexico were 41 mmg through November 30, 2021.

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

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The deadline for compliance with DOT specification 117 is May 1, 2023. The rule may increase our lease costs for railcars over the long term, which will in turn result in an increase in the fees we charge for railcar capacity. Additionally, existing railcars may be out of service for a period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations and have commenced transition of our fleet to DOT 117 compliant railcars. As of December 31, 2021, approximately 55% of our railcar fleet was DOT 117 compliant. We anticipate that an additional 30% of our railcar fleet will be DOT 117 compliant by the end of 2022, and that our entire fleet will be fully compliant by the 2023 deadline.

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

Our parent’s operating margins influence its production levels, which in turn affects the volume of ethanol we store, throughput and transport. During periods of commodity price variability or compressed margins, our parent may slow down or temporarily idle operations at certain ethanol plants. Slowing production increases the ethanol yield per bushel of corn, optimizing cash flow in lower margin environments. In 2021, our parent’s ethanol facilities maintained an average utilization rate of approximately 77% of capacity, compared with 71% of capacity for the prior year.

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

	Year Ended December 31,
	2021	2020	2019
Reconciliations to Non-GAAP Financial Measures:
Net income	$40,362	$41,147	$41,479
Interest expense (1)	7,392	8,513	8,310
Income tax expense	188	212	220
Depreciation and amortization	3,737	3,806	3,441
Transaction costs	5	25	-
Unit-based compensation expense	279	320	319
Gain on the disposal of assets	-	-	(14)
Proportional share of EBITDA adjustments of equity method investee (2)	184	181	196
Adjusted EBITDA	52,147	54,204	53,951
Interest paid or payable	(6,392)	(8,513)	(8,310)
Income taxes paid or payable	(188)	(137)	(238)
Maintenance capital expenditures	(139)	(181)	(94)
Distributable cash flow (3)	$45,428	$45,373	$45,309

Distributions declared (4)	$26,425	$11,361	$45,109

Coverage ratio	1.72x	3.99x	1.00x

(1) Includes $1.0 million in unamortized debt issuance costs written off upon extinguishment of debt for the year ended December 31, 2021.

(2) Represents our proportional share of depreciation and amortization of our equity method investee.

(3) Distributable cash flow does not include adjustments for the principal payments on the term loan of $50.0 million and $30.0 million during the year ended December 31, 2021 and 2020, respectively.

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

Income from Equity Method Investee. Income from equity method investee consists of the income or loss associated with our 50% ownership in the NLR joint venture.

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

Results of Operations

Comparability of our Financial Results

The following summarizes certain events that affect the comparability of our operating results over the course of the past three years:

•On March 22, 2021, our parent closed on the sale of its ethanol plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC. Correspondingly, the partnership’s storage assets located adjacent to the Ord plant were sold to Green Plains for $27.5 million, along with the transfer of associated railcar operating leases.

•On December 28, 2020, our parent closed on the sale of its ethanol plant located in Hereford, Texas to Hereford Ethanol Partners, L.P. Correspondingly, the storage assets located adjacent to the Hereford plant were sold to our parent for $10.0 million, along with the transfer of associated railcar operating leases.

A discussion regarding our financial condition and results of operations for the year ended December 31, 2020, compared to the year ended December 31, 2019, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 16, 2021.

Selected Financial Information and Operating Data

The following table reflects selected financial information (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues
Storage and throughput services	$46,953	$48,603	$47,140
Rail transportation services	19,198	21,496	21,265
Terminal services	8,156	8,506	9,664
Trucking and other	4,145	4,740	4,318
Total revenues	78,452	83,345	82,387
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	23,061	26,125	25,658
General and administrative	4,412	4,206	4,055
Depreciation and amortization	3,737	3,806	3,441
Total operating expenses	31,210	34,137	33,154
Operating income	$47,242	$49,208	$49,233

The following table reflects selected operating data (in mmg, except railcar capacity billed):

	Year Ended December 31,
	2021	2020	2019
Product volumes
Storage and throughput services	754.5	796.4	859.8

Terminal services:
Affiliate	84.3	102.9	114.9
Non-affiliate	103.2	103.6	106.0
	187.5	206.5	220.9

Railcar capacity billed (daily avg. mmg)	69.8	80.6	79.8

Year Ended December 31, 2021, Compared with the Year Ended December 31, 2020

Revenues

Consolidated revenues decreased $4.9 million for the year ended December 31, 2021, compared with the year ended

December 31, 2020. Railcar transportation services revenue decreased $2.3 million primarily due to a decrease in average volumetric capacity available for use associated with the sale of the Ord assets. Storage and throughput services revenue decreased $1.7 million primarily due to a decrease in throughput associated with the sale of the Ord assets. Trucking and other revenue decreased $0.6 million primarily due to a decrease in volumes transported for Green Plains Trade. Terminal services revenue decreased $0.3 million primarily as a result of a reduced throughput by Green Plains Trade.

Operations and Maintenance Expenses

Operations and maintenance expenses decreased $3.1 million in 2021 compared with 2020, primarily due to decreases in railcar lease expense of $2.0 million, accretion expense of $0.4 million, and repair and maintenance expense of $0.4 million.

General and Administrative Expenses

General and administrative expenses increased $0.2 million in 2021 compared with 2020, primarily due to an increase in expenses charged by our parent under the secondment agreement.

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

Distributions to Unitholders

Quarterly distributions are made from available cash within 45 days after the end of each calendar quarter, assuming we have available cash. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. For more information, see Note 11 – Partners’ Equity (Deficit) to the consolidated financial statements in this report.

The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2021	January 20, 2022	February 4, 2022	February 11, 2022	$0.4400
September 30, 2021	October 19, 2021	November 5, 2021	November 12, 2021	0.4350
June 30, 2021	July 22, 2021	August 6, 2021	August 13, 2021	0.1200
March 31, 2021	April 22, 2021	May 7, 2021	May 14, 2021	0.1200
December 31, 2020	January 21, 2021	February 5, 2021	February 12, 2021	0.1200
September 30, 2020	October 15, 2020	November 6, 2020	November 13, 2020	0.1200
June 30, 2020	July 16, 2020	July 31, 2020	August 7, 2020	0.1200
March 31, 2020	April 16, 2020	May 1, 2020	May 8, 2020	0.1200
December 31, 2019	January 16, 2020	January 31, 2020	February 7, 2020	0.4750
September 30, 2019	October 17, 2019	November 1, 2019	November 8, 2019	0.4750
June 30, 2019	July 18, 2019	August 2, 2019	August 9, 2019	0.4750
March 31, 2019	April 18, 2019	May 3, 2019	May 10, 2019	0.4750

Cash Flows

On December 31, 2021, we had $17.6 million of cash and cash equivalents.

Net cash provided by operating activities was $47.8 million in both 2021 and 2020. Cash flows from operating activities in 2021 benefitted from a $1.5 million distribution from NLR. Net cash provided by investing activities increased $17.0 million in 2021 compared with 2020, primarily as a result of the Ord disposition in the first quarter of 2021. Net cash used in financing activities was $59.4 million in 2021, compared with $55.4 million in 2020. The increase was due to principal payments on our term loan.

Capital Resources

We incurred capital expenditures of $0.7 million in 2021 primarily due to upgrades at our Wood River storage facility.

We received distributions from our NLR joint venture in the amount of $1.5 million and $1.0 million during the years ended December 31, 2021 and 2020, respectively. We did not make any equity method investee contributions in 2021 and we do not anticipate making significant equity contributions to NLR in 2022. We expect to receive future distributions from NLR as excess cash becomes available.

Term Loan Facility

On July 20, 2021, we entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) to our existing credit facility with funds and accounts managed by BlackRock and TMI Trust Company as administrative agent. The Amended Credit Facility reduced the total amount available to $60.0 million, extended the maturity from December 31, 2021 to July 20, 2026, and converted the balance to a term loan. The term loan does not require any principal payments; however, we have the option to prepay $1.5 million per quarter beginning July 2022. As of December 31, 2021, the term loan had a balance of $60.0 million and an interest rate of 8.22%.

Under the terms of the Amended Credit Facility, BlackRock purchased the outstanding balance of the existing notes from the previous lenders. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor, and is payable on the 15th day of each March, June, September and December, during the term, with the first interest payment having occurred September 15, 2021. Financial covenants of the Amended Credit Facility include a maximum consolidated leverage ratio of 2.5x and a minimum consolidated debt service coverage ratio of 1.10x. The Amended Credit Facility is secured by substantially all of the assets of the partnership.

During the year ended December 31, 2021, prior to the amendment, principal payments of $50.0 million were made on the credit facility, including $19.5 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash.

On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. At that time, we purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes, reducing the term loan balance to $59.0 million.

The administrator of LIBOR ceased publication of the one-week and two-month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and announced that the remaining USD LIBOR settings, including the three-month LIBOR, will cease immediately following the LIBOR publication on June 30, 2023. We use three-month LIBOR as a reference rate for our term loan. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will be established by the applicable phase out dates. We may need to amend our credit facility to determine the interest rate to replace LIBOR with the new standard that is established. The potential effect of any such event on interest expense cannot yet be determined.

For more information related to our debt, see Note 8 – Debt to the consolidated financial statements in this report.

Effects of Inflation

While inflation has increased modestly relative to recent years, we do not expect it to have a material impact on our future results of operations.

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

Impairment of Goodwill

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

We performed an annual goodwill assessment as of October 1, 2021 using a qualitative assessment. Our assessment included consideration of the operating results and cash flows of the BlendStar reporting unit. We also considered current regulatory and business matters associated with BlendStar, as well as the market capitalization of the partnership. Our assessment resulted in no goodwill impairment for the year ended December 31, 2021.

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

Contractual Obligations and Commitments

In addition to debt, our material future obligations include certain lease agreements associated with our railcar fleet. Aggregate minimum lease payments under these operating lease agreements for future fiscal years as of December 31, 2021 totaled $42.8 million, with $13.1 million payable in the next twelve months. Refer to Note 14 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices, as described below. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our credit facility, which bears interest at a variable rate. At December 31, 2021, we had $60.0 million outstanding under our credit facility. A 10% change in interest rates would affect our interest expense by approximately $0.5 million per year, assuming no changes in the amount outstanding or other variables under our credit facility.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Under the supervision of and participation of our chief executive officer and chief financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2021, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the partnership’s internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. We have not identified any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP, and Unitholders Green Plains Partners LP:

Opinion on Internal Control Over Financial Reporting

We have audited Green Plains Partners LP and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Omaha, Nebraska

February 18, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

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

Director Independence

Although most companies listed on Nasdaq are required to have a majority of independent directors serving on the board of directors of the listed company, Nasdaq does not require a publicly traded limited partnership to have a majority of independent directors on the board of directors of our general partner or to establish a compensation or a nominating and corporate governance committee. We are, however, required to have an audit committee of at least three members, and all of our audit committee members are required to meet the independence and financial literacy tests established by Nasdaq and the Exchange Act. We currently have three independent directors serving on our audit committee, Mr. Clayton Killinger, Mr. Brett Riley and Mr. Jerry Peters.

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

Audit Committee

Our general partner has an audit committee currently comprised of three directors, Messrs. Killinger, Riley and Peters, who meet the independence and experience standards established by Nasdaq and the Exchange Act, and qualify as audit committee financial experts. Mr. Killinger acts as chairman of the audit committee.

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

Conflicts Committee

Messrs. Killinger, Riley and Peters serve on our Conflicts Committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. Mr. Riley acts as chairman of the Conflicts Committee. The board of directors of our general partner determine whether to refer a matter to the Conflicts Committee on a case-by-case basis. The members of our Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements set forth in our partnership agreement. If our general partner seeks approval from the Conflicts Committee, then it is presumed that, in making its decision, the Conflicts Committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Meetings of the Board of Directors

The board of directors held twelve meetings during 2021, while the audit committee held seven meetings. The Conflicts Committee, which meets on an ad-hoc basis, held two meetings during 2021. Meetings were conducted via teleconference or in person. No director attended fewer than 75% of the aggregate of board meetings and committee meetings held on which the director served during this period.

Directors and Executive Officers of Green Plains Holdings LLC

Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Todd A. Becker, George P. (Patrich) Simpkins, and Michelle S. Mapes, who serve as directors, are also executive officers of our general partner and our parent. The following table shows information for the directors and executive officers of Green Plains Holdings as of February 14, 2022.

Name	Age	Positions with Green Plains Holdings LLC
Todd A. Becker	56	President and Chief Executive Officer (Chairman and Director)
George P. (Patrich) Simpkins	60	Chief Financial Officer (Director)
Paul E. Kolomaya	56	Chief Accounting Officer
Michelle S. Mapes	55	Chief Legal and Administration Officer (Director)
Negil L. McPherson, Jr.	58	Chief People Officer
Chris Osowski	43	Executive Vice President - Operations and Technology
Leslie van der Meulen	44	Executive Vice President - Product Marketing and Innovation
Clayton E. Killinger	61	Director
Jerry L. Peters	64	Director
Brett C. Riley	51	Director

Todd A. Becker. Todd Becker was appointed President and Chief Executive Officer and a member of the board of directors of our general partner in March 2015. He also currently serves as the chairman of the board of directors of our general partner. Mr. Becker has served as President and Chief Executive Officer of our parent since January 2009, and was appointed as a director of our parent in March 2009. Mr. Becker served as our parent’s President and Chief Operating Officer from October 2008 to December 2008. He served as Chief Executive Officer of VBV LLC from May 2007 to October 2008. Mr. Becker was Executive Vice President of Sales and Trading at Global Ethanol from May 2006 to May 2007. Prior to that, he worked for ten years with ConAgra Foods, Inc. in various management positions including Vice President of International Marketing for ConAgra Trade Group and President of ConAgra Grain Canada. Mr. Becker has approximately 32 years of related experience in various commodity processing businesses, risk management and supply chain management, along with extensive international trading experience in agricultural markets. Mr. Becker served on the board of directors, including its audit and compensation committees, for Hillshire Brands Company from 2012 to 2014. Mr. Becker has a master’s degree in

Finance from the Kelley School of Business at Indiana University and a Bachelor of Science degree in Business Administration with a Finance emphasis from the University of Kansas. Mr. Becker brings valuable expertise to the board of directors of our general partner because he provides an insider’s perspective about the business and the strategic direction of the general partner to board discussions. His extensive commodity experience and leadership traits make him an essential member of the board of directors of our general partner.

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

Michelle S. Mapes. Michelle Mapes was appointed Chief Legal and Administration Officer of our general partner and our parent in January 2018 and has served as a member of the board of directors of our general partner since November 2021. Ms. Mapes previously served as Executive Vice President—General Counsel and Corporate Secretary of our general partner from March 2015 to January 2018 and of our parent from November 2009 to January 2018. Prior to joining our parent in September 2009 as General Counsel, Ms. Mapes was a Partner at Husch Blackwell LLP, where for three years she focused her legal practice nearly exclusively in renewable energy. Prior to that, she was Chief Administrative Officer and General Counsel for HDM Corporation. Ms. Mapes served as Senior Vice President—Corporate Services and General Counsel to Farm Credit Services of America from April 2000 to June 2005. Ms. Mapes holds a Juris Doctorate, a Master of Business Administration and a Bachelor of Science degree in Accounting and Finance, all from the University of Nebraska—Lincoln.

Negil L. McPherson, Jr. Negil McPherson, Jr. has served as Chief People Officer since June 2021. Prior to joining Green Plains, Mr. McPherson was a leader on the learning and organizational development and project management office teams at HDR, a leading architecture/engineering/consulting firm, from 1999 to 2021. Prior to HDR, Mr. McPherson was an educator and administrator with Omaha Public Schools and served as a guest instructor at the University of Nebraska at Lincoln. Mr. McPherson holds an MBA and Bachelor of Science degree from the University of Nebraska at Omaha.

Chris Osowski. Chris Osowski has served as Executive Vice President Operations and Technology since January 2022. In this position, Mr. Osowski is responsible for leading the operations organization, including safety, environmental and operational performance as well as leading innovation and operational excellence initiatives across the organization. Prior to joining Green Plains, Mr. Osowski was Vice President Global Technology at Archer Daniels Midlands Company and has held various roles at POET, Renewable Energy Group and Tate & Lyle. Mr. Osowski has a Master of Business Administration degree from Minnesota State University and a Bachelor of Science degree in Agriculture and Biosystems Engineering from North Dakota State University.

Leslie van der Meulen. Leslie van der Meulen has served as Executive Vice President Product Marketing and Innovation since May 2021. Additionally, Mr. van der Meulen is responsible for Green Plains’ wholly owned subsidiary Optimal Aquafeed. Prior to that Mr. van der Meulen held various roles within Green Plains since 2013 focusing on innovative ingredient solutions for aquaculture. Mr. van der Meulen has 20+ years of experience in the global marketing and sales of value-added products, focused on both human and animal nutrition.

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

Jerry L. Peters. Jerry Peters retired as Chief Financial Officer of our general partner and our parent in September 2017, but remained a member of the board of directors of our general partner. Mr. Peters replaced Mr. Salinas as a member of the audit and conflicts committees in July 2021. Mr. Peters served as Chief Financial Officer of our general partner from March 2015 to September 2017 and of our parent from June 2007 to September 2017. He joined the board of directors of our general partner in June 2015. Mr. Peters served as Senior Vice President—Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as its Chief Financial Officer from July 1994 to May 2006, and in various senior management roles prior to that. Prior to joining ONEOK Partners in 1985, he was employed by KPMG LLP as a certified public accountant. Since September 2012, Mr. Peters serves on the board of directors, and as chairman of the audit committee of the general partner of Summit Midstream Partners, LP, a publicly traded partnership focused on midstream energy infrastructure assets. Mr. Peters received his Master of Business Administration from Creighton University with a Finance emphasis and a Bachelor of Science degree in Business Administration from the University of Nebraska—Lincoln. Mr. Peters’ experience serving on the board of directors of publicly traded limited partnerships, including as chairman of the audit committees, and his financial expertise are key attributes, among others, that make him well qualified to serve on the board of directors of our general partner.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our units as of February 14, 2022, held by (i) beneficial owners of 5% or more of the units, (ii) each director and named executive officer of our general partner, and (iii) all director and executive officers of our general partner as a group.

The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 14, 2022, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.

The percentage of units beneficially owned is based on a total of 23,227,653 common units outstanding as of February 14, 2022.

	Green Plains Partners LP		Green Plains Inc.
Name of Beneficial Owner (1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Todd A. Becker	57,556	*	620,145	1.2%
George P. (Patrich) Simpkins	5,000	*	176,750	*
Paul E. Kolomaya	1,500	*	70,747	*
Michelle S. Mapes	-	*	46,326	*
Negil L. McPherson, Jr.	-	*	3,764	*
Chris Osowski	-	*	8,606	*
Leslie van der Meulen	-	*	20,540	*
Clayton E. Killinger	56,764	*	-	*
Jerry L. Peters	45,335	*	7,000	*
Brett C. Riley	39,309	*	-
All Directors and Executive Officers as a group (10 persons)	205,464

Other 5% or more unitholders:
Green Plains Inc. (2)	11,586,548	49.9%
No Street GP LP (3)	2,075,000	8.9%

* Less than 1%

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the partnership.

(2) Includes common units beneficially owned by our parent, which is publicly traded and managed by a separate ten-person board of directors.

(3) The address for this entity is 505 Montgomery Street, San Francisco, CA 94111. The share amount is based on the amount reported according to Nasdaq.com as of February 15, 2022. Shares are beneficially owned with sole voting and dispositive power.

Securities Authorized for Issuance Under Equity Compensation Plans

The board of directors of the general partner adopted our LTIP in connection with the IPO. Our LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The following table provides information as of December 31, 2021, with respect to the partnership’s common units that may be issued under our LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column
Equity compensation plans approved by security holders	19,482	$	n/a	2,358,895
Equity compensation plans not approved by security holders	-		-	-
Total	19,482		$-	2,358,895

(1) Amount shown represents restricted common unit awards outstanding under the LTIP as of December 31, 2021. These awards vest on June 30, 2022 and are not subject to an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of February 14, 2022, our parent owns 11,586,548 common units, representing a 48.9% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.

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

Operational Stage

Distributions of available cash to our general partner and its affiliates. Quarterly distributions are made from available cash within 45 days after the end of each calendar quarter, assuming we have available cash. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48% (in addition to distributions paid on its 2% general partner interest) of the distributions above the highest target distribution level.

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

Item 14. Principal Accounting Fees and Services.

For the years ended December 31, 2021 and 2020, KPMG LLP was our independent auditor. The following table sets forth aggregate fees billed or expected to be billed to us for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit fees	$560,000	$579,988
Audit-related fees	-	-
All other fees	-	-
Total	$560,000	$579,988

Audit fees are fees billed by KPMG for services during 2021 and 2020 related to professional services rendered for the annual audit of our consolidated financial statements, quarterly reviews of our consolidated financial statements, reviews of other partnership filings with the SEC, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.

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

All services provided by KPMG during the years ended December 31, 2021 and 2020, were pe-approved by our audit committee. The audit committee has considered whether the provision of the services performed by our principal accountant is compatible with maintaining the principal accountant’s independence.

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

10.4(f)

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

10.5(g)

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

10.6(g)

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

10.7(a)

Amended and Restated Credit Agreement, dated July 20, 2021, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto. (The exhibits and schedules to the Amended Credit Facility have been omitted. The partnership will furnish such schedules to the SEC upon request). (incorporated by reference to Exhibit 10.1 of our Current Report on the first Form 8-K filed on July 26, 2021).

10.7(b)

Amendment No. 1 to Amended and Restated Credit Agreement, dated February 11, 2022, by and among Green Plains LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto.

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

101

The following information from Green Plains Partners LP Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL

 * Represents a management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: February 18, 2022	GREEN PLAINS PARTNERS LP (Registrant) By: Green Plains Holdings LLC, its general partner By: /s/ Todd A. Becker Todd A. Becker President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer,	February 18, 2022
Todd A. Becker	(Principal Executive Officer) Chairman and Director

/s/ G. Patrich Simpkins Jr.	Chief Financial Officer and Director	February 18, 2022
G. Patrich Simpkins Jr.	(Principal Financial Officer and Principal Accounting Officer)

/s/ Clayton E. Killinger	Director	February 18, 2022
Clayton E. Killinger

/s/ Michelle S. Mapes	Director	February 18, 2022
Michelle S. Mapes

/s/ Jerry L. Peters	Director	February 18, 2022
Jerry L. Peters

/s/ Brett C. Riley	Director	February 18, 2022
Brett C. Riley

Report of Independent Registered Public Accounting Firm

The Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP, and Unitholders Green Plains Partners LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Green Plains Partners LP and subsidiaries (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, partners’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2022 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Qualitative assessment of goodwill

As discussed in Notes 2 and 7 to the consolidated financial statements, the Partnership’s goodwill balance as of December 31, 2021 was $10.6 million and was assigned entirely to the BlendStar reporting unit. The Partnership reviews goodwill at the reporting unit level for impairment at least annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. Circumstances that may indicate impairment include a decline in future projected cash flows, a decision to suspend plant operations for an extended period of time, sustained decline in market capitalization or market prices for similar assets or businesses, or a significant adverse change in legal or regulatory matters or business climate. The Partnership performed its annual assessment as of October 1, 2021, using a qualitative assessment.

We identified the evaluation of the qualitative assessment of goodwill as a critical audit matter. A higher degree of auditor judgment was required to evaluate whether there were events or changes in circumstances that may indicate that the fair value of the reporting unit was below its carrying value (possible goodwill triggering events). Possible goodwill triggering events could have a significant effect on the Partnership’s qualitative impairment assessment and the determination of whether further quantitative analysis of goodwill was required.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the goodwill process. This included a control related to the Partnership’s annual qualitative assessment of whether possible goodwill triggering events may have occurred. We evaluated the Partnership’s annual qualitative assessment by comparing actual financial performance of the reporting unit retrospectively to projected cash flows and assessed whether there had been a decline in the Partnership’s market capitalization. We also analyzed whether there had been significant adverse changes in the business climate or legal and regulatory matters, and whether other Partnership and reporting-unit specific events or circumstances had occurred that would impact the qualitative assessment.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2015.

Omaha, Nebraska

February 18, 2022

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$17,645	$2,478
Accounts receivable	432	605
Accounts receivable from affiliates	14,123	14,139
Prepaid expenses and other	845	772
Total current assets	33,045	17,994

Property and equipment, net	28,773	32,119
Operating lease right-of-use assets	38,863	40,604
Goodwill	10,598	10,598
Investment in equity method investee	3,193	3,994
Other assets	-	11
Total assets	$114,472	$105,320

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,232	$3,792
Accounts payable to affiliates	722	607
Accrued and other liabilities	4,264	4,527
Asset retirement obligations	1,156	911
Operating lease current liabilities	12,108	11,506
Current maturities of long-term debt	-	97,739
Total current liabilities	22,482	119,082

Long-term debt	59,467	-
Asset retirement obligations	2,658	2,865
Operating lease long-term liabilities	27,562	29,835
Total liabilities	112,169	151,782

Commitments and contingencies (Note 14)

Partners' equity (deficit)
Common unitholders - public (11,641,105 and 11,621,623 units issued and outstanding, respectively)	135,666	124,823
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(133,420)	(170,368)
General partner interests	57	(917)
Total partners' equity (deficit)	2,303	(46,462)
Total liabilities and partners' equity (deficit)	$114,472	$105,320

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Affiliate	$74,178	$78,510	$75,531
Non-affiliate	4,274	4,835	6,856
Total revenues	78,452	83,345	82,387
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	23,061	26,125	25,658
General and administrative	4,412	4,206	4,055
Depreciation and amortization	3,737	3,806	3,441
Total operating expenses	31,210	34,137	33,154
Operating income	47,242	49,208	49,233
Other income (expense)
Interest income	-	-	81
Interest expense	(7,392)	(8,513)	(8,310)
Other, net	-	-	14
Total other expense	(7,392)	(8,513)	(8,215)
Income before income taxes and income from equity method investee	39,850	40,695	41,018
Income tax expense	(188)	(212)	(220)
Income from equity method investee	700	664	681
Net income	$40,362	$41,147	$41,479

Net income attributable to partners' ownership interests:
General partner	$807	$823	$830
Limited partners - common unitholders	39,555	40,324	40,649

Earnings per limited partner unit (basic and diluted):
Common units	$1.71	$1.74	$1.76
Weighted average limited partner units outstanding (basic and diluted):
Common units	23,185	23,149	23,129

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

(in thousands)

	Limited Partners
	Common Units - Public	Common Units - Green Plains	General Partner	Total
Balance, December 31, 2018	$115,352	$(186,635)	$(1,171)	$(72,454)
Quarterly cash distributions to unitholders	(21,968)	(22,015)	(1,115)	(45,098)
Net income	20,303	20,346	830	41,479
Unit-based compensation, including general partner net contributions	319	-	7	326
Balance, December 31, 2019	114,006	(188,304)	(1,449)	(75,747)
Quarterly cash distributions to unitholders	(9,675)	(9,676)	(449)	(19,800)
Net income	20,172	20,152	823	41,147
Unit-based compensation, including general partner net contributions	320	-	7	327
Disposition of Hereford assets	-	7,460	151	7,611
Balance, December 31, 2020	124,823	(170,368)	(917)	(46,462)
Quarterly cash distributions to unitholders	(9,251)	(9,211)	(377)	(18,839)
Net income	19,815	19,740	807	40,362
Unit-based compensation, including general partner net contributions	279	-	5	284
Disposition of Ord assets	-	26,419	539	26,958
Balance, December 31, 2021	$135,666	$(133,420)	$57	$2,303

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$40,362	$41,147	$41,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,737	3,806	3,441
Accretion	(151)	264	168
Amortization of debt issuance costs	1,300	1,695	839
Loss on extinguishment of debt	1,009	-	-
Gain on the disposal of assets	-	-	(14)
Unit-based compensation	279	320	319
Income from equity method investee	(700)	(664)	(681)
Distribution from equity method investee	1,500	1,000	-
Other	-	75	(39)
Changes in operating assets and liabilities before effects of asset dispositions:
Accounts receivable	288	380	475
Accounts receivable from affiliates	16	1,527	(1,769)
Prepaid expenses and other assets	(73)	(255)	173
Accounts payable and accrued liabilities	101	(1,660)	2,544
Accounts payable to affiliates	28	44	(167)
Operating lease liabilities and right-of-use assets	43	94	(150)
Other	11	16	39
Net cash provided by operating activities	47,750	47,789	46,657

Cash flows from investing activities
Purchases of property and equipment	(668)	(162)	(305)
Proceeds from the disposal of property and equipment	-	-	331
Disposition of assets	27,500	10,000	-
Net cash provided by investing activities	26,832	9,838	26

Cash flows from financing activities
Payments of distributions	(18,839)	(19,800)	(45,098)
Proceeds from revolving credit facility	2,700	43,900	86,200
Payments on revolving credit facility	(2,700)	(49,000)	(88,100)
Proceeds from issuance of long-term debt	10,000	3,000	-
Principal payments on long-term debt	(50,000)	(30,000)	-
Payments of loan fees	(581)	(3,517)	-
Other	5	7	7
Net cash used in financing activities	(59,415)	(55,410)	(46,991)

Net change in cash and cash equivalents	15,167	2,217	(308)
Cash and cash equivalents, beginning of period	2,478	261	569
Cash and cash equivalents, end of period	$17,645	$2,478	$261

Non-cash investing and financing activity
Assets disposed of in sale	$310	$-	$-
Settlement of NMTC transaction	$-	$-	$8,100

Supplemental disclosures of cash flow
Cash paid for income taxes	$462	$96	$240
Cash paid for interest	$4,131	$6,562	$7,560

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

On March 22, 2021, Green Plains closed on the sale of its ethanol plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC. Correspondingly, the partnership’s storage assets located adjacent to the Ord plant were sold to Green Plains for $27.5 million, along with the transfer of associated railcar operating leases. As part of this transaction, the quarterly storage and throughput minimum volume commitment with Green Plains Trade was reduced to 217.7 mmg per quarter.

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

Use of Estimates in the Preparation of Consolidated Financial Statements

Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. The partnership bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances. The partnership regularly evaluates the appropriateness of these estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including, but not limited to, those related to revenue recognition, leases, depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted by judgments, assumptions and estimates used to prepare the consolidated financial statements.

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

The partnership performed an annual goodwill assessment as of October 1, 2021 using a qualitative assessment. The assessment included consideration of the operating results and cash flows of the BlendStar reporting unit. The assessment also considered current regulatory and business matters associated with BlendStar, as well as the market capitalization of the partnership. The qualitative assessment resulted in no goodwill impairment for the year ended December 31, 2021.

For additional information, please refer to Note 7 – Goodwill.

Leases

The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership had no short-term lease expense for the years ended December 31, 2021, 2020 or 2019.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued amended guidance in ASC 848, Reference Rate Reform Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020 through December 31, 2022. The company does not have any hedges and the amended guidance is not expected to have a material impact on the partnership’s consolidated financial statements.

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

Revenue by Source

The following table disaggregates our revenue by major source (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues
Service revenues
Terminal services	$8,074	$8,105	$9,230
Trucking and other	4,145	4,740	4,318
Total service revenues	12,219	12,845	13,548
Leasing revenues (1)
Storage and throughput services	46,953	48,603	47,140
Rail transportation services	19,198	21,496	21,265
Terminal services	82	401	434
Total leasing revenues	66,233	70,500	68,839
Total revenues	$78,452	$83,345	$82,387

(1) Leasing revenues do not represent revenues recognized from contracts with customers under ASC 606, Revenue from Contracts with Customers, and are accounted for under ASC 842, Leases.

Terminal Services Revenue

The partnership provides terminal services and logistics solutions to Green Plains Trade, and other customers, through its fuel terminal facilities under various terminal service agreements, some of which have minimum volume commitments. Revenue generated by these terminals is disaggregated between service revenue and leasing revenue. If Green Plains Trade, or other customers, fail to meet their minimum volume commitments during the applicable term, a deficiency payment equal to the deficient volume multiplied by the applicable fee is charged. Deficiency payments related to the partnership’s terminal services revenue may not be utilized as credits toward future volumes. At terminals where customers have shared use of terminal and tank storage assets, revenue is generated from contracts with customers and accounted for as service revenue. This service revenue is recognized at the point in time when product is withdrawn from tank storage.

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

Storage and Throughput Revenue

The partnership generates leasing revenue from its storage and throughput agreement with Green Plains Trade based on contractual rates charged for the handling, storage and throughput of ethanol. Under this agreement, Green Plains Trade is required to pay the partnership a fee for a minimum volume commitment regardless of the actual volume delivered. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, the partnership charges Green Plains Trade a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment is applied as a credit toward volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time any unused credits will expire. Revenue is recognized over the term of the lease based on the minimum volume commitment or total actual throughput if in excess of the minimum volume commitment.

Payment Terms

The partnership has standard payment terms, which vary depending on the nature of the services provided, with the majority of terms falling within 10 to 30 days after transfer of control or completion of services. Contracts generally do not include a significant financing component in instances where the timing of revenue recognition differs from the timing of invoicing.

Major Customers

Revenue from Green Plains Trade Group was $74.2 million, $78.5 million, and $75.5 million for the years ended December 31, 2021, 2020 and 2019, respectively, which exceeds 10% of the partnership's total revenue.

Contract Liabilities

The partnership records unearned revenue when consideration is received, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of service and lease agreements. Unearned revenue from service agreements, which represents a contract liability, is recorded for fees that have been charged to the customer prior to the completion of performance obligations and is generally recognized in the subsequent quarter.

The following table reflects the changes in our unearned revenue from service agreements for the year ended December 31, 2021 (in thousands):

Amount
Balance at January 1, 2021	$247
Revenue recognized included in beginning balance	(247)
Net additions	210
Balance at December 31, 2021	$210

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of December 31, 2021, in the subsequent quarter when the product is withdrawn from tank storage.

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

The following is a summary of assets and liabilities disposed of or assumed (in thousands):

Total consideration	$27,500
Identifiable assets and liabilities disposed of:
Property and equipment, net	542
Operating lease right-of-use assets	1,811
Operating lease current liabilities	(1,021)
Operating lease long-term liabilities	(790)
Total identifiable net assets	542
Partners' equity (deficit) effect	$26,958

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

The following is a summary of assets and liabilities disposed of or assumed (in thousands):

Total consideration received	$10,000
Identifiable assets and liabilities disposed of:
Property and equipment, net	2,494
Operating lease right-of-use assets	5,094
Operating lease current liabilities	(976)
Operating lease long-term liabilities	(4,200)
Asset retirement obligations	(186)
Total identifiable net assets	2,226
Liabilities assumed	163
Partners' equity (deficit) effect	$7,611

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

The partnership uses market interest rates to measure the fair value of its long-term debt and adjusts those rates for all necessary risks, including its own credit risk. At December 31, 2021 and 2020, the carrying amount of debt approximated fair value.

6. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2021	2020
Tanks and terminal equipment	$34,762	$37,534
Leasehold improvements and other	11,500	11,178
Land and buildings	7,780	8,030
Rail and rail equipment	4,551	4,551
Trucks and other vehicles	4,371	4,388
Computer equipment, furniture and fixtures	495	495
Construction-in-progress	529	244
Total property and equipment	63,988	66,420
Less: accumulated depreciation and amortization	(35,215)	(34,301)
Property and equipment, net	$28,773	$32,119

7. GOODWILL

The partnership currently has goodwill assigned to one reporting unit, BlendStar. The partnership performed its annual goodwill assessment as of October 1, 2021 using a qualitative assessment. The assessment included consideration of the operating results and cash flows of the BlendStar reporting unit, as well as current regulatory and business matters associated with BlendStar. The market capitalization of the partnership was also considered. Our assessment resulted in no goodwill impairment for the year ended December 31, 2021 and as such, there was no change in the carrying amount of goodwill, which was $10.6 million at both December 31, 2021 and 2020.

During the first half of 2020, a decline in the partnership’s stock price resulted in a decrease in market capitalization. As such, the partnership determined a triggering event had occurred that required an interim impairment assessment as of both March 31, 2020 and June 30, 2020. Significant assumptions inherent in the valuation methodologies for goodwill impairment testing were employed, including market capitalization, prospective financial information, growth rates, discount rates, inflationary factors, and cost of capital. Based on the quantitative evaluations, it was determined that the fair value of the BlendStar reporting unit substantially exceeded its carrying value, and it was concluded there was no goodwill impairment.

8. DEBT

Term Loan Facility

Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. On July 20, 2021, the prior credit facility was amended, decreasing the total amount available to $60.0 million, extending the maturity from December 31, 2021 to July 20, 2026, and converting the credit facility to a term loan. Under the terms of the amended agreement, BlackRock purchased the outstanding $50.0 million balance of the prior credit facility from the previous lenders. As of December 31, 2021, the term loan had an outstanding balance of $60.0 million and an interest rate of 8.22%. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December during the term. The amended term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date.

During the year ended December 31, 2021, prior to the amendment, the partnership made principal payments of $50.0 million on the credit facility, including $19.5 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash.

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

The partnership had $60.0 million and $100.0 million of borrowings outstanding as of December 31, 2021 and 2020, respectively. In addition, the partnership had $0.5 million and $2.3 million of unamortized debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of December 31, 2021, and current maturities of long-term debt as of December 31, 2020, respectively. The partnership believes the carrying amount of its debt approximated fair value at both December 31, 2021 and 2020. On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. At that time, the partnership purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes, reducing the term loan balance to $59.0 million.

Scheduled long-term debt repayments as of December 31, 2021, are as follows (in thousands):

Year Ending December 31,	Amount
2022	$-
2023	-
2024	-
2025	-
2026	60,000
Thereafter	-
Total	$60,000

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of December 31, 2021.

Capitalized Interest

The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no capitalized interest for the years ended December 31, 2021 and 2020.

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

Amount
Balance, December 31, 2019	$3,065
Additional asset retirement obligations incurred	512
Liabilities settled	(497)
Accretion expense	264
Change in estimate	432
Balance, December 31, 2020	3,776
Additional asset retirement obligations incurred	468
Liabilities settled	(674)
Accretion expense	244
Balance, December 31, 2021	$3,814

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

The non-vested unit-based award activity for the year ended December 31, 2021, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2020	47,620	$6.72
Granted	25,976	12.32
Forfeited	(6,494)	12.32
Vested	(47,620)	6.72
Non-Vested at December 31, 2021	19,482	$12.32	0.5

Compensation costs related to the unit-based awards of approximately $279 thousand, $320 thousand and $319 thousand were recognized during the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, there were $119 thousand of unrecognized compensation costs from unit-based compensation awards.

11. PARTNERS’ EQUITY (DEFICIT)

A roll forward of the number of common limited partner units outstanding is as follows:

	Common Units - Public	Common Units - Green Plains	Total
Units, December 31, 2019	11,574,003	11,586,548	23,160,551
Units issued under the LTIP	47,620	-	47,620
Units, December 31, 2020	11,621,623	11,586,548	23,208,171
Units issued under the LTIP	25,976	-	25,976
Units forfeited under the LTIP	(6,494)	-	(6,494)
Units, December 31, 2021	11,641,105	11,586,548	23,227,653

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

The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2021	January 20, 2022	February 4, 2022	February 11, 2022	$0.4400
September 30, 2021	October 19, 2021	November 5, 2021	November 12, 2021	0.4350
June 30, 2021	July 22, 2021	August 6, 2021	August 13, 2021	0.1200
March 31, 2021	April 22, 2021	May 7, 2021	May 14, 2021	0.1200
December 31, 2020	January 21, 2021	February 5, 2021	February 12, 2021	0.1200
September 30, 2020	October 15, 2020	November 6, 2020	November 13, 2020	0.1200
June 30, 2020	July 16, 2020	July 31, 2020	August 7, 2020	0.1200
March 31, 2020	April 16, 2020	May 1, 2020	May 8, 2020	0.1200
December 31, 2019	January 16, 2020	January 31, 2020	February 7, 2020	0.4750
September 30, 2019	October 17, 2019	November 1, 2019	November 8, 2019	0.4750
June 30, 2019	July 18, 2019	August 2, 2019	August 9, 2019	0.4750
March 31, 2019	April 18, 2019	May 3, 2019	May 10, 2019	0.4750

The total cash distributions paid during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
General partner distributions	$377	$396	$902
Incentive distributions	-	53	213
Total distributions to general partner	377	449	1,115

Limited partner common units - public	9,251	9,675	21,968
Limited partner common units - Green Plains	9,211	9,676	22,015
Total distributions to limited partners	18,462	19,351	43,983
Total distributions paid	$18,839	$19,800	$45,098

The total cash distributions declared during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
General partner distributions	$529	$227	$902
Incentive distributions	-	-	213
Total distributions to general partner	529	227	1,115

Limited partner common units - public	12,978	5,572	21,979
Limited partner common units - Green Plains	12,918	5,562	22,015
Total distributions to limited partners	25,896	11,134	43,994
Total distributions declared	$26,425	$11,361	$45,109

12. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units, and to subordinated units prior to the expiration of the subordination period, is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common and subordinated units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit is the same as basic earnings per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of December 31, 2021. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Year Ended December 31, 2021
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$25,896	$529	$26,425
Earnings in excess of distributions	13,659	278	13,937
Total net income	$39,555	$807	$40,362

Weighted-average units outstanding - basic and diluted	23,185

Earnings per limited partner unit - basic and diluted	$1.71

	Year Ended December 31, 2020
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$11,134	$227	$11,361
Earnings in excess of distributions	29,190	596	29,786
Total net income	$40,324	$823	$41,147

Weighted-average units outstanding - basic and diluted	23,149

Earnings per limited partner unit - basic and diluted	$1.74

	Year Ended December 31, 2019
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$43,994	$1,115	$45,109
Earnings less than distributions	(3,345)	(285)	(3,630)
Total net income	$40,649	$830	$41,479

Weighted-average units outstanding - basic and diluted	23,129

Earnings per limited partner unit - basic and diluted	$1.76

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

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current	$188	$137	$238
Deferred	-	75	(18)
Total	$188	$212	$220

Differences between income tax expense computed at the statutory federal income tax rate on its income subject to tax are presented on the consolidated statements of operations and summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax expense at federal statutory rate	$-	$62	$51
State income tax expense, net of federal	188	151	170
Other	-	(1)	(1)
Income tax expense	$188	$212	$220

The partnership conducts business and its parent files tax returns in several states within the United States. The partnership’s federal and state returns filed by its parent for the tax years ended December 31, 2017, and later are still subject to audit.

14. COMMITMENTS AND CONTINGENCIES

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 9.8 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease expense
Operating lease expense (1)	$14,080	$16,033	$15,583
Variable lease benefit (2)	(184)	(289)	(165)
Total lease expense	$13,896	$15,744	$15,418

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

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,001	$15,937	$15,720

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,641	24,597	11,165

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases (1)	1,889	5,170	1,726

(1) As part of the Ord disposition, the partnership derecognized $1.8 million of right-of-use assets and lease obligations related to railcar operating leases. As part of the Hereford dispositions, the partnership derecognized $5.1 million of right-of-use assets and $5.2 million in lease obligations related to railcar operating leases. See Note 4 – Dispositions for further details.

Supplemental balance sheet information related to operating leases is as follows:

	December 31,
	2021	2020
Weighted average remaining lease term	4.1 years	4.5 years

Weighted average discount rate	3.65%	4.11%

Aggregate minimum lease payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2022	$13,142
2023	10,802
2024	8,775
2025	6,204
2026	1,658
Thereafter	2,199
Total	$42,780
Less: Present value discount	(3,110)
Operating lease liabilities	$39,670

The partnership has additional railcar operating leases that will commence in the first half of 2022 to replace expiring leases, with undiscounted future lease payments of approximately $4.6 million and lease terms of five years to six years. These amounts are not included in the tables above.

Lease Revenue

The components of lease revenue are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Lease revenue
Operating lease revenue	$63,773	$69,639	$68,774
Variable lease revenue (expense) (1)	2,460	710	(572)
Sublease revenue	-	151	637
Total lease revenue	$66,233	$70,500	$68,839

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

Year Ending December 31,	Amount
2022	$46,257
2023	46,257
2024	46,257
2025	46,257
2026	46,257
Thereafter	115,642
Total	$346,927

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 3.5 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one-year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement in future years is as follows (in thousands):

Year Ending December 31,	Amount
2022	$17,519
2023	12,765
2024	9,792
2025	6,395
2026	312
Thereafter	-
Total	$46,783

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during both the years ended December 31, 2021 and 2020. Aggregate minimum payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2022	$322
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Total	$322

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

Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of approximately $3.4 million for each of the years ended December 31, 2021, 2020 and 2019. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.

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

Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 217.7 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05312 per gallon on volume it throughputs associated with the agreement. The rate increased on July 1, 2020 from $0.05 per gallon to $0.05312 per gallon in accordance with the terms of the agreement. If Green Plains Trade fails to meet its minimum volume commitment during any quarter, Green Plains Trade will pay the partnership a deficiency payment equal to the deficient volume multiplied by the applicable fee. The deficiency payment may be applied as a credit toward payments due on future volumes delivered by Green Plains Trade in excess of the minimum volume commitment during the following four quarters, after which time this option will expire.

On March 22, 2021, as part of the sale of ethanol storage assets associated with the ethanol plant located in Ord, Nebraska, the storage and throughput agreement was amended to reduce the minimum volume commitment from 232.5 mmg of product per calendar quarter to 217.7 mmg and the term was extended for an additional year to June 30, 2029.

On December 28, 2020, as part of the sale of ethanol storage assets associated with the ethanol plant located in Hereford, Texas, the storage and throughput agreement was amended to reduce the minimum volume commitment from 235.7 mmg of product per calendar quarter to 232.5 mmg.

As of December 31, 2020, the cumulative minimum volume deficiency credits available to Green Plains Trade totaled $7.8 million. During the year ended December 31, 2021, the balance of these credits expired.

As of December 31, 2021, the cumulative minimum volume deficiency credits available to Green Plains Trade totaled $6.9 million. These credits expire, if unused, as follows:

•$2.8 million, expiring on March 31, 2022;

•$1.4 million, expiring on June 30, 2022;

•$1.9 million, expiring on September 30, 2022; and

•$0.8 million, expiring on December 31, 2022.

The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the years ended December 31, 2021, 2020 and 2019, the average monthly fee was approximately $0.0229, $0.0221 and $0.0215 per gallon, respectively, for the average railcar volumetric capacity provided by the partnership, which was 69.8, 80.6 and 79.8 mmg, respectively. The partnership’s leased railcar fleet consisted of approximately 2,300 and 2,480 railcars as of December 31, 2021 and 2020, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg, 1.2 mmg and 3.3 mmg for the years ended December 31, 2021, 2020 and 2019, respectively. Green Plains Trade was obligated to pay a monthly fee of approximately $0.0013 per gallon for each of the years ended December 31, 2021, 2020 and 2019, for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $66.2 million, $69.9 million and $67.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The partnership also recorded revenues from Green Plains Trade related to trucking and terminal services of $8.0 million, $8.6 million and $7.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The partnership received distributions from NLR in the amount of $1.5 million and $1.0 million during each of the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020 the partnership's investment balance in the joint venture was $3.2 million and $4.0 million, respectively.

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

T