Form 10-K/A
period 2021-12-31
Green Plains Partners LP
filed 2022-03-18
CIK 1635650

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

Auditor Firm ID: 185    Auditor Name: KPMG LLP     Auditor Location: Omaha, NE

EXPLANATORY NOTE

Green Plains Partners LP (the “partnership”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”), to the partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2022 (the “Original Filing”), solely to include information required by Item 11 of Part III of Form 10-K. The information required by Item 11 of Part III of From 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment amends and restates in its entirety Item 11 of Part III of the Original Filing.

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

ii

PART III

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s compensation programs and the key executive compensation decisions that were made for 2021. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals in the summary compensation table below.

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

For the year ended December 31, 2021, the following individuals served as our named executive officers (“NEOs”):

•Todd A. Becker – President and Chief Executive Officer

•George P. (Patrich) Simpkins Jr. – Chief Financial Officer

•Walter S. Cronin – Chief Commercial Officer

•Paul E. Kolomaya – Chief Accounting Officer

•Michelle S. Mapes – Chief Legal and Administration Officer

The NEOs of our general partner are employed and compensated by our parent. The NEOs continue to participate in employee benefit plans and arrangements sponsored by our parent, including plans that may be established in the future. Our general partner has not entered into any employment agreements with any of its executive officers. There was no compensation in any form paid to or earned by any executive officer of our general partner in 2021, 2020 or 2019, as all compensation was paid by our parent and allocated to the partnership through our corporate allocation process.

Our parent provides compensation to its executives in the form of base salaries, annual cash bonuses and stock incentive awards under our parent’s long-term equity incentive plan.

Summary Compensation Table

The following table provides certain compensation information for our NEOs for the years ended December 31, 2021, 2020 and 2019:

Name and principal position	Year	Salary (1)	Bonus (1)	Stock awards (1)(2)	Non-equity incentive plan comp. (1)(3)	All other comp. (1)(4)	Total
Todd Becker, President and Chief Executive Officer	2021	$29,214	$-	$144,058	$57,694	$3,997	$234,963
	2020	31,609	-	44,136	59,140	4,265	139,150
	2019	32,302	-	131,850	57,682	4,189	226,023
Patrich Simpkins, Chief Financial Officer	2021	16,610	-	55,408	13,462	768	86,248
	2020	18,062	5,057	10,185	15,533	771	49,608
	2019	16,780	-	23,512	10,959	260	51,511
Walter Cronin, Chief Commercial Officer (5) (6)	2021	7,243	-	55,408	-	211	62,862
	2020	13,547	8,941	9,506	11,650	291	43,935
Paul Kolomaya, Chief Accounting Officer (5)	2021	11,686	-	19,947	8,173	719	40,525
	2020	12,643	-	4,566	9,528	801	27,538
Michelle Mapes, Chief Legal and Administration Officer	2021	14,841	-	27,704	13,462	694	56,701
	2020	15,804	-	7,809	11,708	750	36,071
	2019	14,726	-	21,206	9,229	717	45,878
Leslie van der Meulen, Executive Vice President – Product Marketing & Innovation (7)	2021	11,886	-	11,082	12,020	337	35,325

(1) The amounts shown above reflect compensation allocated to us from our parent for the periods presented. Per our omnibus agreement percentage allocations of 4.01%, 4.52% and 4.61% were applied to compensation for the years 2021, 2020 and 2019, respectively.
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
(5) Mr. Cronin and Mr. Kolomaya were not NEO's prior to 2020.
(6) Mr. Cronin resigned from his position with our parent on July 30, 2021, at which time all of his unvested equity awards were forfeited.

(7) Mr. van der Meulen was not a NEO prior to 2021.

Outstanding Equity Awards at Year-End

There were no outstanding equity awards to our NEOs as of December 31, 2021.

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

Compensation Committee Report

The board of directors of our general partner does not have a compensation committee, and it has not retained a compensation consultant. Accordingly, the Compensation Committee Report required by Item 407(e)(5) of Regulation S-K is given by the board of directors. The Compensation Discussion and Analysis presented above has been reviewed and discussed by the board of directors and management. Based on such review and discussions, the board of directors has approved the inclusion of the Compensation Discussion and Analysis in this Amendment No. 1 on Form 10-K/A. The members of the board of directors include:

•Todd A. Becker

•G. Patrich Simpkins Jr.

•Clayton E. Killinger

•Michelle S. Mapes

•Jerry L. Peters

•Brett C. Riley

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

The partnership’s insider trading policy prohibits hedging and pledging.

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

Non-Employee Director Compensation Table

The following table summarizes the compensation granted to all non-employee directors during 2021:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)(3)	All Other Compensation	Total
Clayton E. Killinger	$70,000	$80,000	$-	$150,000
Jerry L. Peters	60,000	80,000	-	140,000
Brett C. Riley	65,000	80,000	-	145,000
Martin Salinas, Jr. (4)	34,076	-	-	34,076

(1) The annual cash fees for non-employee directors for 2021 are based on a calendar year and prorated based on the date each board member was appointed. All of the non-employee directors were appointed prior to 2021.
(2) On July 1, 2021, each independent board member received his annual restricted common unit grant of $80,000 based on the common unit market price of $12.32. As of December 31, 2021, the restricted common unit awards were the only outstanding awards for each non-employee director.
(3) The amounts shown in this column represent the aggregate grant date fair value, as determined in accordance with ASC 718, Compensation – Stock Compensation, without regard to potential forfeitures. The restricted common units granted in 2021 will vest on June 30, 2022.

(4) Mr. Salinas resigned from his role as a member of the board of directors effective July 26, 2021 and his prorated fees earned are reflected above.

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

c

Date: March 18, 2022	GREEN PLAINS PARTNERS LP (Registrant) By: Green Plains Holdings LLC, its general partner By: /s/ G. Patrich Simpkins Jr. G. Patrich Simpkins Jr. Chief Financial Officer (Principal Financial Officer)