Form 10-Q
period 2022-03-31
Green Plains Partners LP
filed 2022-05-03
CIK 1635650

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

☐ Yes ☒ No

The registrant had 23,227,653 common units outstanding as of April 28, 2022.

Commonly Used Defined Terms

The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:

z
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC

Green Plains Inc. and Subsidiaries:

Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC

Other Defined Terms:

2021 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2021, filed February 18, 2022
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
BlackRock	Funds and accounts managed by BlackRock
Conflicts committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
COVID-19	Coronavirus Disease 2019
D.C.	District of Columbia
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
E85	Gasoline blended with up to 85% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFV	Flexible-fuel vehicle
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
MSCTM	Maximized Stillage Coproducts produced using process technology developed by Fluid Quip Technologies LLC
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SEC	Securities and Exchange Commission
SRE	Small refinery exemption
USDA	U.S. Department of Agriculture

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,975	$17,645
Accounts receivable	566	432
Accounts receivable from affiliates	16,474	14,123
Prepaid expenses and other	535	845
Total current assets	32,550	33,045

Property and equipment, net of accumulated depreciation and amortization of $36,112 and $35,215, respectively	28,221	28,773
Operating lease right-of-use assets	40,429	38,863
Goodwill	10,598	10,598
Investment in equity method investee	3,368	3,193
Total assets	$115,166	$114,472

LIABILITIES AND PARTNERS' EQUITY
Current liabilities
Accounts payable	$4,931	$4,232
Accounts payable to affiliates	404	722
Accrued and other liabilities	3,679	4,264
Asset retirement obligations	1,969	1,156
Operating lease current liabilities	12,057	12,108
Total current liabilities	23,040	22,482

Long-term debt	58,441	59,467
Asset retirement obligations	2,081	2,658
Operating lease long-term liabilities	29,321	27,562
Total liabilities	112,883	112,169

Commitments and contingencies (Note 9)

Partners' equity
Common unitholders - public (11,641,105 units issued and outstanding)	135,686	135,666
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(133,458)	(133,420)
General partner interests	55	57
Total partners' equity	2,283	2,303
Total liabilities and partners' equity	$115,166	$114,472

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Affiliate	$18,095	$19,309
Non-affiliate	1,005	1,097
Total revenues	19,100	20,406
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	5,565	5,754
General and administrative	1,185	1,201
Depreciation and amortization	898	887
Total operating expenses	7,648	7,842
Operating income	11,452	12,564
Interest expense	(1,239)	(1,928)
Income before income taxes and income from equity method investee	10,213	10,636
Income tax expense	(38)	(84)
Income from equity method investee	175	175
Net income	$10,350	$10,727

Net income attributable to partners' ownership interests:
General partner	$207	$215
Limited partners - common unitholders	10,143	10,512

Earnings per limited partner unit (basic and diluted):
Common units	$0.44	$0.45

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,208	23,161

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$10,350	$10,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	898	887
Accretion	64	73
Amortization of debt issuance costs	5	565
Unit-based compensation	59	79
Income from equity method investee	(175)	(175)
Changes in operating assets and liabilities before effects of asset dispositions:
Accounts receivable	(134)	(558)
Accounts receivable from affiliates	(2,351)	1,250
Prepaid expenses and other assets	310	145
Accounts payable and accrued liabilities	74	(1,713)
Accounts payable to affiliates	(318)	(589)
Operating lease liabilities and right-of-use assets	142	87
Other	-	10
Net cash provided by operating activities	8,924	10,788

Cash flows from investing activities:
Purchases of property and equipment	(134)	(153)
Disposition of assets	-	27,000
Net cash provided by (used in) investing activities	(134)	26,847

Cash flows from financing activities:
Payments of distributions	(10,429)	(2,842)
Proceeds from revolving credit facility	-	1,200
Payments on revolving credit facility	-	(900)
Principal payments on long-term debt	(1,031)	(37,500)
Net cash used in financing activities	(11,460)	(40,042)

Net change in cash and cash equivalents	(2,670)	(2,407)
Cash and cash equivalents, beginning of period	17,645	2,478
Cash and cash equivalents, end of period	$14,975	$71

Supplemental disclosures of cash flow
Cash paid for income taxes	$-	$110
Cash paid for interest	$1,210	$1,463

Non-cash investing activities:
Assets disposed of in sale	$-	$500

See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION, DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

References to “we,” “our,” “us” or “the partnership” in the consolidated financial statements and notes to the consolidated financial statements refer to Green Plains Partners LP and its subsidiaries.

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

The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the partnership’s 2021 annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on February 18, 2022.

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

Leases

The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership had no short-term lease expense for the three months ended March 31, 2022 or 2021.

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

From a lessee perspective, the partnership combines both the lease and non-lease components and accounts for them as one lease component. Certain of the partnership’s railcar agreements provide for maintenance costs to be the responsibility of the partnership as incurred or charged by the lessor. This maintenance cost is a non-lease component that the partnership combines with the monthly rental payment and accounts for the total cost as operating lease expense. In addition, the partnership has a land lease that contains a non-lease component for the handling and unloading services the landlord provides. The partnership combines the cost of services with the land lease cost and accounts for the total as operating lease expense.

The partnership records operating lease revenue as part of its operating lease agreements for storage and throughput services, rail transportation services, and certain terminal services. In addition, the partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the sublease lease term.

From a lessor perspective, the partnership classifies certain costs as lease costs for accounting purposes, which may differ from a tax or legal perspective. The partnership combines both the lease and non-lease components and accounts for them as one lease component. The storage and throughput agreement consists of costs paid by Green Plains Trade for the rental of the terminal facilities, which for accounting purposes are treated as lease costs, as well as other costs for the throughput services provided by the partnership, which are treated as non-lease costs. For this agreement, the partnership combines the facility rental revenue and the service revenue and accounts for the total as leasing revenue. Similarly, the railcar transportation services agreement consists of costs paid by Green Plains Trade for the use of the partnership’s railcar assets, which are treated as lease costs for accounting purposes, as well as costs for logistical operations management and other services, which are treated as non-lease costs. For this agreement, the partnership combines the railcar rental revenue and the service revenue and accounts for the total as leasing revenue.

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

Revenue by Source

The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues
Service revenues
Terminal services	$2,084	$2,002
Trucking and other	806	1,061
Total service revenues	2,890	3,063
Leasing revenues (1)
Storage and throughput services	11,558	12,261
Railcar transportation services	4,652	5,042
Terminal services	-	40
Total leasing revenues	16,210	17,343
Total revenues	$19,100	$20,406

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

Major Customers

Revenue from Green Plains Trade Group was $18.1 million and $19.3 million for the three months ended March 31, 2022 and 2021, respectively, which exceeds 10% of the partnership’s total revenue.

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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three months ended March 31, 2022 (in thousands):

Amount
Balance at January 1, 2022	$210
Revenue recognized included in beginning balance	(210)
Net additions	112
Balance at March 31, 2022	$112

The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of March 31, 2022, in the subsequent quarter when the product is withdrawn from tank storage.

3. DEBT

Term Loan Facility

Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. The partnership made $37.5 million in principal payments on the term loan during the three months ended March 31, 2021, including $7.5 million of scheduled repayments, $27.0 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash. On July 20, 2021, the credit facility was amended, decreasing the total amount available to $60.0 million, extending the maturity from December 31, 2021 to July 20, 2026, and converting the credit facility to a term loan. Under the terms of the amended agreement, BlackRock purchased the outstanding balance of the prior credit facility from the previous lenders. On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes and in conjunction, the partnership repurchased $1.0 million of the outstanding notes and subsequently retired the notes. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December during the term, which commenced September 15, 2021. The amended term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. As of March 31, 2022, the term loan had an outstanding balance of $59.0 million and an interest rate of 8.83%.

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

The partnership had $59.0 million and $60.0 million of borrowings outstanding as of March 31, 2022, and December 31, 2021, respectively. In addition, the partnership had $0.5 million of unamortized debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of March 31, 2022 and December 31, 2021. The partnership believes the carrying amount of its debt approximated fair value at both March 31, 2022, and December 31, 2021.

Covenant Compliance

The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of March 31, 2022.

4. DISPOSITIONS

Ord Disposition

On March 22, 2021, Green Plains completed the sale of its ethanol plant located in Ord, Nebraska to GreenAmerica Biofuels Ord LLC. Correspondingly, the partnership’s storage assets located adjacent to the Ord plant were sold to Green Plains for $27.5 million, along with the transfer of associated railcar operating leases.

This transaction was accounted for as a transfer between entities under common control and was approved by the conflicts committee. There were no material transaction costs recorded for the disposition.

The following is a summary of assets and liabilities disposed of or assumed (in thousands):

Total consideration	$27,500
Identifiable assets and liabilities disposed of:
Property and equipment, net	542
Operating lease right-of-use assets	1,811
Operating lease current liabilities	(1,021)
Operating lease long-term liabilities	(790)
Total identifiable net assets	542
Partners' equity effect	$26,958

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

There was no change in the number of non-vested unit-based awards for the three months ended March 31, 2022.

Compensation costs related to the unit-based awards of $59 thousand and $79 thousand were recognized during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $60 thousand of unrecognized compensation costs from unit-based compensation awards.

6. PARTNERS’ EQUITY

Changes in partners’ equity are as follows (in thousands):

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2021	$135,666	$(133,420)	$57	$2,303
Quarterly cash distributions to unitholders ($0.44 per unit)	(5,122)	(5,098)	(209)	(10,429)
Net income	5,083	5,060	207	10,350
Unit-based compensation, including general partner net contributions	59	-	-	59
Balance, March 31, 2022	$135,686	$(133,458)	$55	$2,283

	Limited Partners
	Common Units- Public	Common Units- Green Plains	General Partner	Total
Balance, December 31, 2020	$124,823	$(170,368)	$(917)	$(46,462)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,395)	(1,390)	(57)	(2,842)
Net income	5,264	5,248	215	10,727
Ord disposition	-	26,419	539	26,958
Unit-based compensation, including general partner net contributions	79	-	-	79
Balance, March 31, 2021	$128,771	$(140,091)	$(220)	$(11,540)

There was no change in the number of common limited partner units outstanding during the three months ended March 31, 2022.

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

The general partner also holds incentive distribution rights that entitle it to receive increasing percentages, up to 48%, of available cash distributed from operating surplus, as defined in the partnership agreement, in excess of $0.46 per unit per quarter. The maximum distribution of 48% does not include any distributions the general partner or its affiliates may receive on its general partner interest or common units.

On February 11, 2022, the partnership distributed $10.4 million to unitholders of record as of February 4, 2022, related to the quarterly cash distribution of $0.44 per unit that was declared on January 20, 2022, for the quarter ended December 31, 2021.

On April 21, 2022, the board of directors of the general partner declared a quarterly cash distribution of $0.445 per unit, or approximately $10.5 million, for the quarter ended March 31, 2022. The distribution is payable on May 13, 2022, to unitholders of record at the close of business on May 6, 2022.

The total cash distributions declared for the three months ended March 31, 2022 and 2021, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
General partner distributions	$211	$57

Limited partner common units - public	5,180	1,395
Limited partner common units - Green Plains	5,156	1,390
Total distributions to limited partners	10,336	2,785
Total distributions declared	$10,547	$2,842

7. EARNINGS PER UNIT

The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of March 31, 2022.

The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended March 31, 2022
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$10,336	$211	$10,547
Earnings less than distributions	(193)	(4)	(197)
Total net income	$10,143	$207	$10,350

Weighted-average units outstanding - basic and diluted	23,208

Earnings per limited partner unit - basic and diluted	$0.44

	Three Months Ended March 31, 2021
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$2,785	$57	$2,842
Earnings in excess of distributions	7,727	158	7,885
Total net income	$10,512	$215	$10,727

Weighted-average units outstanding - basic and diluted	23,161

Earnings per limited partner unit - basic and diluted	$0.45

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

The partnership recognizes uncertainties in income taxes based upon the technical merits of the position, and measures the maximum benefit and degree of likelihood to determine the tax liability in the financial statements. The partnership does not have any material uncertain tax positions as of March 31, 2022.

9. COMMITMENTS AND CONTINGENCIES

Operating Lease Expense

The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 9.6 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with different underlying terms.

The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.

The components of lease expense for the three months ended March 31, 2022 and 2021, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease expense
Operating lease expense	$3,493	$3,685
Variable lease expense (benefit) (1)	(25)	(276)
Total lease expense	$3,468	$3,409

(1) Represents railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade, offset by amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,358	$3,598

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,709	6,255

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	-	51

Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term	4.1 years	4.1 years

Weighted average discount rate	3.58%	3.65%

Aggregate minimum lease payments under the operating lease agreements for the remainder of 2022 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2022	$10,038
2023	11,815
2024	9,772
2025	7,201
2026	2,655
Thereafter	3,107
Total	44,588
Less: Present value discount	(3,210)
Operating lease liabilities	$41,378

The partnership has additional railcar operating leases that commence in the second quarter of 2022, with undiscounted future lease payments of approximately $1.7 million and lease terms of four years. This amount is not included in the tables above.

Lease Revenue

The components of lease revenue for the three months ended March 31, 2022 and 2021, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease revenue
Operating lease revenue	$15,758	$16,826
Variable lease revenue (1)	452	517
Total lease revenue	$16,210	$17,343

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

The remaining lease term for the storage and throughput agreement is 7.3 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon for the remainder of 2022 and in future years, is as follows (in thousands):

Year Ending December 31,	Amount
2022	$34,693
2023	46,257
2024	46,257
2025	46,257
2026	46,257
Thereafter	115,642
Total	$335,363

In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 4.7 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2022 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2022	$14,428
2023	14,722
2024	11,755
2025	8,352
2026	2,268
Thereafter	1,188
Total	$52,713

Other Commitments and Contingencies

The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the three months ended March 31, 2022 and 2021. Aggregate minimum payments under these agreements for the remainder of 2022 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2022	$495
2023	-
2024	-
2025	-
2026	-
Thereafter	-
Total	$495

Legal

The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not a party to any material litigation.

10. RELATED PARTY TRANSACTIONS

The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.8 million for both of the three months ended March 31, 2022 and 2021. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.

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

•Rail transportation services agreement, expiring on November 30, 2026;

•Trucking transportation agreement, expiring on May 31, 2023;

•Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring on December 31, 2022; and

•Various other terminal services agreements, each with Green Plains Trade.

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

For the three months ended March 31, 2022, the partnership charged Green Plains Trade $1.1 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. As of March 31, 2022, prior year credits of $2.8 million expired, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $5.2 million. These credits expire, if unused, as follows:

•$1.4 million, expiring on June 30, 2022;

•$1.9 million, expiring on September 30, 2022;

•$0.8 million, expiring on December 31, 2022; and

•$1.1 million, expiring on March 31, 2023.

The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average daily railcar volumetric capacity provided by the partnership was 69.7 mmg and 72.9 mmg, respectively, and the associated monthly fee was approximately $0.0232 and $0.0231 per gallon, respectively, during the three months ended March 31, 2022 and 2021. The partnership’s leased railcar fleet consisted of approximately 2,375 and 2,450 railcars as of March 31, 2022 and 2021, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg for both the three months ended March 31, 2022 and 2021. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.

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

The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $16.2 million and $17.3 million for the three months ended March 31, 2022 and 2021, respectively. In addition, the partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $1.9 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively.

Cash Distributions

The partnership distributed $5.3 million and $1.4 million to Green Plains related to the quarterly cash distribution paid for the three months ended March 31, 2022 and 2021, respectively.

11. EQUITY METHOD INVESTMENT

NLR Energy Logistics LLC

The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of March 31, 2022, the partnership’s investment balance in the joint venture was $3.4 million.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2021 annual report. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results we expect for the full year.

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

Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include those discussed in Part I, Item 1A, “Risk Factors,” of our 2021 annual report and in Part II, Item 1A, “Risk Factors,” in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to disruption caused by health epidemics, such as the COVID-19 outbreak; changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; risks related to acquisition and disposition activities; and other risk factors detailed in our reports filed with the SEC.

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

Under the terms of the Amended Credit Facility, BlackRock purchased the outstanding balance of the existing notes from the previous lenders, and the credit facility was modified to a term loan maturing on July 20, 2026. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December, which commenced September 15, 2021. The term loan does not require any principal payments; however, we have the option to prepay $1.5 million per quarter beginning July 2022. On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. At that time, we purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes, reducing the term loan balance from $60 million to $59.0 million. Financial covenants include a maximum consolidated leverage ratio of 2.50x and a minimum consolidated debt service coverage ratio of 1.10x. The Amended Credit Facility is secured by substantially all of the assets of the partnership.

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

Results of Operations

During the first quarter of 2022, our parent maintained an average utilization rate of approximately 83.1% of capacity. Ethanol throughput was 197.2 mmg, which was lower than the contracted minimum volume commitment per quarter. As a result, the partnership charged Green Plains Trade $1.1 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. As of March 31, 2022, prior year credits of $2.8 million expired, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $5.2 million. These credits expire, if unused, as follows:

•$1.4 million, expiring on June 30, 2022;

•$1.9 million, expiring on September 30, 2022;

•$0.8 million, expiring on December 31, 2022; and

•$1.1 million, expiring on March 31, 2023.

The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.

Our parent’s operating strategy is to transform to a value-added agricultural technology company. However, in the current environment, our parent may exercise operational discretion that results in reductions in production. Additionally, our parent may experience lower run rates due to the construction of various projects. It is possible that production could be below minimum volume commitments in the future, depending on various factors that drive each biorefineries variable contribution margin, including future driving and gasoline demand for the industry. At the same time, our parent is also focused on the deployment of MSCTM technology at each of its facilities, to take advantage of the world’s growing demand for protein feed ingredients and low-carbon renewable corn oil, which could lead to our parent having more consistent margins and operating throughput rates over time.

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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three months ended March 31, 2022 and 2021 (unaudited, dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Reconciliations to Non-GAAP Financial Measures:
Net income	$10,350	$10,727
Interest expense	1,239	1,928
Income tax expense	38	84
Depreciation and amortization	898	887
Transaction costs	-	5
Unit-based compensation expense	59	79
Proportional share of EBITDA adjustments of equity method investee (1)	45	44
Adjusted EBITDA	12,629	13,754
Interest paid or payable	(1,239)	(1,928)
Income taxes paid or payable	(38)	(84)
Maintenance capital expenditures	(132)	(2)
Distributable cash flow (2)	$11,220	$11,740

Distributions declared (3)	$10,547	$2,842

Coverage ratio	1.06x	4.13x

(1) Represents our proportional share of depreciation and amortization of our equity method investee.

(2) Distributable cash flow does not include adjustments for the principal payment on the term loan of $1.0 million for the three months ended March 31, 2022.

(3) Represents distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data

The following discussion reflects the results of the partnership for the three months ended March 31, 2022 and 2021.

Selected financial information for the three months ended March 31, 2022 and 2021, is as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2022	2021	% Var.
Revenues
Storage and throughput services	$11,558	$12,261	(5.7)%
Railcar transportation services	4,652	5,042	(7.7)
Terminal services	2,084	2,042	2.1
Trucking and other	806	1,061	(24.0)
Total revenues	19,100	20,406	(6.4)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	5,565	5,754	(3.3)
General and administrative	1,185	1,201	(1.3)
Depreciation and amortization	898	887	1.2
Total operating expenses	7,648	7,842	(2.5)
Operating income	$11,452	$12,564	(8.9)%

Selected operating data for the three months ended March 31, 2022 and 2021, is as follows (unaudited):

	Three Months Ended March 31,
	2022	2021	% Var.
Product volumes (mmg)
Storage and throughput services	197.2	179.0	10.2%

Terminal services:
Affiliate	27.3	18.4	48.4
Non-affiliate	21.5	24.4	(11.9)
	48.8	42.8	14.0

Railcar capacity billed (daily avg.)	69.7	72.9	(4.4)

Three Months Ended March 31, 2022, Compared with the Three Months Ended March, 31, 2021

Consolidated revenues decreased $1.3 million for the three months ended March 31, 2022, compared with the same period for 2021. Storage and throughput services revenue decreased $0.7 million due to a reduction in contracted minimum volume commitments as a result of the sale of our parent’s Ord ethanol plant in the first quarter of 2021. Railcar transportation services revenue decreased $0.4 million primarily due to a reduction in average volumetric capacity provided. Trucking and other revenue decreased $0.3 million primarily as a result of lower affiliate freight volume.

Operations and maintenance expenses decreased $0.2 million for the three months ended March 31, 2022, compared with the same period for 2021.

Distributable cash flow decreased $0.5 million for the three months ended March 31, 2022, compared with the same period for 2021, primarily due to the decrease in income from operations.

Industry Factors Affecting our Results of Operations

U.S. Ethanol Supply and Demand

According to the EIA, domestic ethanol production averaged 1.02 million barrels per day during the first quarter of 2022, which was 12.5% higher than the 0.91 million barrels per day for the same quarter last year. Refiner and blender input volume increased 6.1% to 840 thousand barrels per day for the first quarter of 2022, compared with 792 thousand barrels per day for the same quarter last year. Gasoline demand increased 0.5 million barrels per day, or 6.3% during the first quarter of 2022 compared to the prior year. U.S. domestic ethanol ending stocks increased by approximately 5.4 million barrels compared to the prior year, or 25.6%, to 26.5 million barrels as of March 31, 2022. As of March 31, 2022, according to Prime the Pump, there were approximately 2,630 retail stations selling E15 in 31 states, up from 2,555 at the beginning of the year, and approximately 267 pipeline terminal locations now offering E15 to wholesale customers.

Global Ethanol Supply and Demand

According to the USDA Foreign Agriculture Service, domestic ethanol exports through February 28, 2022, were approximately 267 mmg, in line with the 266 mmg for the same period of 2021. Canada was the largest export destination for U.S. ethanol accounting for 25% of domestic ethanol export volume. India, South Korea, Brazil and Mexico accounted for 17%, 11%, 8% and 7%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.3 to 1.5 billion gallons in 2022, based on historical demand from a variety of countries and certain countries that seek to improve their air quality and eliminate MTBE from their own fuel supplies.

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

The RFS sets a floor for biofuels use in the United States. When the RFS was established in 2010, the required volume of conventional, or corn-based, ethanol to be blended with gasoline was to increase each year until it reached 15 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. As of this filing, the EPA has proposed reducing the conventional ethanol RVOs for 2020 and 2021 to reflect lower fuel demand during the pandemic, and proposed the statutory 15 billion gallons for 2022.

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

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to renewable fuels and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than they had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the Trump administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, totaling 4.3 billion gallons of potential blending demand erased. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and in the RVO rulemaking they proposed denying all pending SREs. There are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings. On April 22, 2022, the U.S. District Court for D.C. approved a consent decree agreement between Growth Energy and EPA that requires the agency to finalize the RVO proposals by no later than June 3, 2022.

The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 to non-FFVs is uncertain. The Supreme Court declined to hear a challenge to this ruling. On April 12, 2022, President Biden announced that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the summer months, and that the temporary waiver should be extended as long as the gasoline supply emergency lasts. As of this filing, E15 is sold year-round in approximately 31 states.

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

To respond to COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the CARES Act in March 2020, which created and funded multiple programs that have impacted our industry. The CARES Act also allowed for certain net operating loss carrybacks, which has allowed our parent to receive certain tax refunds. In December 2020, Congress passed and then the President signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, and in June of 2021, USDA announced a $700 million Biofuel Producer Program to distribute these funds to impacted producers of ethanol, biodiesel and other renewable fuels, and they provided the specifics for the application process in December of 2021. Applications were due in February 2022, and the USDA has indicated they will calculate and distribute payments in the first half of 2022.

Impact of COVID-19

The COVID-19 pandemic, including resurgences and variants of the virus and the related economic repercussions, have created significant volatility, uncertainty, and turmoil in the energy industry. The situation surrounding COVID-19 continues to evolve and the ultimate duration and impact of COVID-19 remains highly uncertain and subject to change.

We continue to closely monitor the impact of COVID-19 on all aspects of our business, including how it will impact our employees, customers, vendors, and business partners. There has been no material adverse effect due to COVID-19 on our ability to maintain operations, including our financial reporting systems, our internal controls over financial reporting or our disclosure controls and procedures. In addition, to date we have not incurred any material COVID-19 related contingencies. While we have not incurred significant disruptions from COVID-19, the demand for our parent’s products remains volatile, in part due to COVID-19, and in turn that could have an impact on our future operating results and financial position.

For further information regarding the impact of COVID-19 on the partnership, please see Part I, Item 1A, “Risk Factors,” of our 2021 annual report.

Liquidity and Capital Resources

Our principal sources of liquidity include cash generated from operating activities. We expect operating cash flows will be sufficient to meet our liquidity needs. We consider opportunities to repay or refinance our debt, depending on market conditions, as part of our normal course of doing business. Our ability to meet our debt service obligations and other capital requirements depends on our future operating performance, which is subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control. We plan to utilize a combination of operating cash, refinancing and other strategic actions, to repay debt obligations as they come due.

As of March 31, 2022, we had $15.0 million of cash and cash equivalents.

Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2022, compared with $10.8 million for the three months ended March 31, 2021. The decrease in cash flows from operating activities resulted from a decrease in net income as well as changes in net working capital. Net cash used by investing activities was $0.1 million for the three months ended March 31, 2022, compared with net cash provided by investing activities of $26.8 million for the three months ended March 31, 2021, with the change primarily associated with the Ord disposition in the first quarter of 2021. Net cash used in financing activities was $11.5 million for the three months ended March 31, 2022, compared with $40.0 million for the three months ended March 31, 2021. The decrease was due to a required reduction in principal payments on our credit facility, offset by an increase in our quarterly distribution payment.

We incurred capital expenditures of $0.1 million for the three months ended March 31, 2022, primarily due to upgrades at our Wood River storage facility. We expect to incur approximately $0.4 million for the remainder of 2022 for additional capital costs primarily related to these and other upgrades.

We did not make any equity method investee contributions related to the NLR joint venture for the three months ended March 31, 2022, and we do not anticipate making significant equity contributions to NLR for the remainder of 2022. We expect to receive future distributions from NLR as excess cash becomes available.

Term Loan Facility

On July 20, 2021, we entered into the Amended Credit Facility to our existing credit facility with funds and accounts managed by BlackRock and TMI Trust Company as administrative agent. The Amended Credit Facility reduced the total amount available to $60.0 million, extended the maturity from December 31, 2021 to July 20, 2026, and converted the balance to a term loan. The term loan does not require any principal payments; however, we have the option to prepay $1.5 million per quarter beginning July 2022. On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. At that time, we purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes. As of March 31, 2022, the term loan had a balance of $59.0 million and an interest rate of 8.83%.

Under the terms of the Amended Credit Facility, BlackRock purchased the outstanding balance of the existing notes from the previous lenders. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor, and is payable on the 15th day of each March, June, September and December, during the term, and commenced September 15, 2021. Financial covenants of the Amended Credit Facility include a maximum consolidated leverage ratio of 2.5x and a minimum consolidated debt service coverage ratio of 1.10x. The Amended Credit Facility is secured by substantially all of the assets of the partnership.

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

Distributions to Unitholders

On February 11, 2022, the partnership distributed $10.4 million to unitholders of record as of February 4, 2022, related to the quarterly cash distribution of $0.44 per unit that was declared on January 20, 2022, for the quarter ended December 31, 2021.

On April 21, 2022, the board of directors of the general partner increased the quarterly cash distribution to $0.445 per unit, or approximately $10.5 million, for the quarter ended March 31, 2022. The distribution is payable on May 13, 2022, to unitholders of record at the close of business on May 6, 2022.

Effects of Inflation

While inflation has increased modestly relative to recent years, we do not expect it to have a material impact on our future results of operations. However, inflation may also impact the interest rate environment in which we operate resulting in a higher cost of capital. See Item 3 below for additional information related to interest rate risk.

Contractual Obligations and Commitments

In addition to debt, our material future obligations include certain lease agreements associated with our railcar fleet. Aggregate minimum lease payments under these operating lease agreements for future fiscal years as March 31, 2022 totaled $44.6 million. Refer to Note 9 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.

Critical Accounting Policies and Estimates

Key accounting policies, including those relating to revenue recognition, leases, impairment of long-lived assets and goodwill are impacted significantly by judgments, assumptions and estimates used to prepare our consolidated financial statements. Information about our critical accounting policies and estimates is included in our 2021 annual report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.

Interest Rate Risk

We are exposed to interest rate risk through our credit facility, which bears interest at variable rates. At March 31, 2022, we had $59.0 million outstanding under our credit facility. A 10% change in interest rates would affect our interest expense by approximately $0.5 million per year, assuming no changes in the amount outstanding or other variables.

Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included in this report and in our 2021 annual report.

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

Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2021, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements” of this report. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factor supplements and/or updates risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

Future demand for ethanol is uncertain and changes in federal mandates, public perception, global political or economic events, climate concerns related to fossil fuels, consumer acceptance and overall consumer demand for transportation fuel could affect demand.

There are limited markets for fuel ethanol beyond the federal mandates and further consumer acceptance of E15 and E85 fuels may be necessary before ethanol can achieve significant market share growth. Discretionary and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol relative to gasoline, and availability to consumers. When discretionary blending is financially unattractive, the demand for ethanol may be reduced. Demand for ethanol is also affected by overall demand for transportation fuel and with fossil fuels under pressure due to climate change concerns, which may adversely affect ethanol demand. Global events, such as COVID-19, which has disrupted supply chains and at times travel, and such as the war in Ukraine and sanctions associated therewith, which have disrupted customary product flows, exports and prices, all which impact the demand and supply of fossil fuels and in turn, for ethanol. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. Additionally, factors such as over-supply of ethanol, which has been the case for some time, could continue to negatively impact our parent’s business. Reduced demand for ethanol may depress the value of our parent’s products, erode its margins, and reduce our parent’s, and consequently our, ability to generate revenue or operate profitably.

Government mandates affecting ethanol could change and impact the ethanol market.

Under the provisions of the Energy Independence and Security Act of 2007, as amended, Congress expanded the RFS. The RFS mandates the minimum volume of renewable fuels that must be blended into the transportation fuel supply each year which affects the domestic market for ethanol. Each year the Environmental Protection Agency (EPA) is supposed to undertake rulemaking to set the RVO for the following year, though at times months or years pass without a finalized RVO. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development, or impact on food prices.

According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022; the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volume levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. However, on December 19, 2019, the EPA announced it would not be moving forward with a reset rulemaking. It is unclear when or if they will propose a reset rulemaking. The EPA has stated an intention to propose a post-2022 ‘set’ rulemaking as required by statute.

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

Our parent’s operations, and consequently our operations, could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits that may reduce the RFS mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 set rulemaking, the point of obligation for blending, or SREs. A recent Supreme Court ruling held that the small refineries can continue to apply for an extension of their waivers from the RFS, even if they have not been awarded a continuous string of exemptions, though the EPA has proposed denying all SRE applications. A recent D.C. Circuit Court of Appeals ruling held that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year. Notwithstanding, the President announced on April 12, 2022, that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the June 1 to September 15 period.

Similarly, should federal mandates regarding oxygenated gasoline be repealed, the market for domestic ethanol could be adversely impacted. Economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the RFS mandate, may affect future demand. A significant increase in supply beyond the RFS mandate could have an adverse impact on ethanol prices. Moreover, changes to RFS could negatively impact the price of ethanol or cause imported sugarcane ethanol to become more economical than domestic ethanol. Likewise, national, state and regional LCFS like that of California, Oregon, Brazil or Canada could be favorable or harmful to conventional ethanol, depending on how the regulations are crafted, enforced and modified.

  Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the value of RFS credits or RINs. A significant increase in supply beyond the RFS mandate could have an adverse impact on ethanol prices. Moreover, any changes to RFS, whether by legislation, EPA action or lawsuit, originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol. Recent actions by the EPA to grant SREs without accounting for the lost gallons, for example, resulted in lower RIN prices. Similarly, proposals from the current EPA to reduce annual RVO levels could also lead to lower RIN prices.

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
10.1

Amendment No. 1 to Amended and Restated Credit Agreement dated February 11, 2022, by and among Green Plains LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lender party thereto (incorporated by reference to Exhibit 10.7(b) of our Annual Report on Form 10-K filed on February 18, 2022)

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
101

The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, formatted in iXBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: May 3, 2022	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 3, 2022	By:	/s/ G. Patrich Simpkins Jr.
G. Patrich Simpkins Jr.
Chief Financial Officer
(Principal Financial Officer)