Form 10-Q
period 2022-06-30
Green Plains Partners LP
filed 2022-08-02
CIK 1635650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022
OR
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
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
☐ Yes  ☒ No
The registrant had 23,246,822 common units outstanding as of July 28, 2022.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,527	$17,645
Accounts receivable	370	432
Accounts receivable from affiliates	16,105	14,123
Prepaid expenses and other	1,216	845
Total current assets	34,218	33,045

Property and equipment, net of accumulated depreciation and amortization of $36,936 and $35,215, respectively	27,686	28,773
Operating lease right-of-use assets	40,145	38,863
Goodwill	10,598	10,598
Investment in equity method investee	3,564	3,193
Total assets	$116,211	$114,472

LIABILITIES AND PARTNERS' EQUITY
Current liabilities
Accounts payable	$6,044	$4,232
Accounts payable to affiliates	505	722
Accrued and other liabilities	3,191	4,264
Asset retirement obligations	1,971	1,156
Operating lease current liabilities	12,330	12,108
Total current liabilities	24,041	22,482

Long-term debt	58,502	59,467
Asset retirement obligations	2,237	2,658
Operating lease long-term liabilities	29,116	27,562
Total liabilities	113,896	112,169

Commitments and contingencies (Note 9)

Partners' equity
Common unitholders - public (11,641,105 units issued and outstanding)	135,733	135,666
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(133,472)	(133,420)
General partner interests	54	57
Total partners' equity	2,315	2,303
Total liabilities and partners' equity	$116,211	$114,472
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Affiliate	$18,742	$18,531	$36,837	$37,840
Non-affiliate	912	1,170	1,917	2,267
Total revenues	19,654	19,701	38,754	40,107
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,160	6,238	11,725	11,992
General and administrative	925	1,059	2,110	2,260
Depreciation and amortization	823	795	1,721	1,682
Total operating expenses	7,908	8,092	15,556	15,934
Operating income	11,746	11,609	23,198	24,173
Interest expense	(1,384)	(1,411)	(2,623)	(3,339)
Income before income taxes and income from equity method investee	10,362	10,198	20,575	20,834
Income tax expense	(39)	(68)	(77)	(152)
Income from equity method investee	196	168	371	343
Net income	$10,519	$10,298	$20,869	$21,025

Net income attributable to partners' ownership interests:
General partner	$210	$206	$417	$421
Limited partners - common unitholders	10,309	10,092	20,452	20,604

Earnings per limited partner unit (basic and diluted):
Common units	$0.44	$0.44	$0.88	$0.89

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,208	23,161	23,208	23,161
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$20,869	$21,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,721	1,682
Accretion	133	129
Amortization of debt issuance costs	66	1,130
Unit-based compensation	119	159
Income from equity method investee	(371)	(343)
Changes in operating assets and liabilities before effects of asset dispositions:
Accounts receivable	62	(113)
Accounts receivable from affiliates	(1,982)	4,029
Prepaid expenses and other assets	(371)	(328)
Accounts payable and accrued liabilities	671	(3,759)
Accounts payable to affiliates	(217)	370
Operating lease liabilities and right-of-use assets	494	170
Other	—	10
Net cash provided by operating activities	21,194	24,161

Cash flows from investing activities
Purchases of property and equipment	(305)	(291)
Disposition of assets	—	27,500
Net cash provided by (used in) investing activities	(305)	27,209

Cash flows from financing activities
Payments of distributions	(20,976)	(5,684)
Proceeds from revolving credit facility	—	2,700
Payments on revolving credit facility	—	(2,700)
Principal payments on long-term debt	(1,031)	(46,834)
Net cash used in financing activities	(22,007)	(52,518)

Net change in cash and cash equivalents	(1,118)	(1,148)
Cash and cash equivalents, beginning of period	17,645	2,478
Cash and cash equivalents, end of period	$16,527	$1,330

Supplemental disclosures of cash flow
Cash paid for income taxes	$76	$112
Cash paid for interest	$2,549	$2,366
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
Leases
The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership had no short-term lease expense for the three and six months ended June 30, 2022 or 2021.
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
Revenue by Source
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Service revenues
Terminal services	$2,036	$2,207	$4,120	$4,209
Trucking and other	929	1,124	1,735	2,185
Total service revenues	2,965	3,331	5,855	6,394
Leasing revenues (1)
Storage and throughput services	11,570	11,564	23,128	23,825
Railcar transportation services	5,119	4,795	9,771	9,837
Terminal services	—	11	—	51
Total leasing revenues	16,689	16,370	32,899	33,713
Total revenues	$19,654	$19,701	$38,754	$40,107
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
Major Customers
Revenue from Green Plains Trade Group was $18.7 million and $36.8 million for the three and six months ended June 30, 2022, respectively, and $18.5 million and $37.8 million for the three and six months ended June 30, 2021, respectively, which exceeds 10% of the partnership’s total revenue.
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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three and six months ended June 30, 2022 (in thousands):

Amount
Balance at January 1, 2022	$210
Revenue recognized included in beginning balance	(210)
Net additions	112
Balance at March 31, 2022	112
Revenue recognized included in beginning balance	(112)
Net additions	132
Balance at June 30, 2022	$132
The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of June 30, 2022, in the subsequent quarter when the product is withdrawn from tank storage.
3. DEBT
Term Loan Facility
Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. On July 20, 2021, the credit facility was amended, decreasing the total amount available to $60.0 million, extending the maturity from December 31, 2021 to July 20, 2026, and converting the credit facility to a term loan. Under the terms of the amended agreement, BlackRock purchased the outstanding balance of the prior credit facility from the previous lenders. On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes and in conjunction, the partnership repurchased $1.0 million of the outstanding notes and subsequently retired the notes. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December during the term, which commenced September 15, 2021. The amended term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. During the six months ended June 30, 2021, the partnership made $46.8 million in principal payments on the term loan, including $16.3 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant, and a $3.0 million prepayment made with excess cash. As of June 30, 2022, the term loan had an outstanding balance of $59.0 million and an interest rate of 9.83%.
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

The partnership had $59.0 million and $60.0 million of borrowings outstanding as of June 30, 2022, and December 31, 2021, respectively. In addition, the partnership had $0.5 million of unamortized debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of June 30, 2022 and December 31, 2021. The partnership believes the carrying amount of its debt approximated fair value at both June 30, 2022, and December 31, 2021.
Covenant Compliance
The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of June 30, 2022.
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

The non-vested unit-based activity for the six months ended June 30, 2022, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2021	19,482	$12.32
Vested	(19,482)	12.32
Non-vested at June 30, 2022	—	$—	0.0
Compensation costs related to the unit-based awards of $60 thousand and $119 thousand were recognized during the three and six months ended June 30, 2022, respectively. Compensation costs related to the unit-based awards of $80 thousand and $159 thousand were recognized during the three and six months ended June 30, 2021, respectively. As of June 30, 2022, there were no unrecognized compensation costs from unit-based compensation awards.
6. PARTNERS’ EQUITY
Changes in partners’ equity are as follows (in thousands):

	Limited Partners		General Partner	Total
	Common Units- Public	Common Units- Green Plains
Balance, December 31, 2021	$135,666	$(133,420)	$57	$2,303
Quarterly cash distributions to unitholders ($0.44 per unit)	(5,122)	(5,098)	(209)	(10,429)
Net income	5,083	5,060	207	10,350
Unit-based compensation, including general partner net contributions	59	—	—	59
Balance, March 31, 2022	$135,686	$(133,458)	$55	$2,283
Quarterly cash distributions to unitholders ($0.445 per unit)	(5,180)	(5,156)	(211)	(10,547)
Net income	5,167	5,142	210	10,519
Unit-based compensation, including general partner net contributions	60	—	—	60
Balance, June 30, 2022	$135,733	$(133,472)	$54	$2,315

	Limited Partners		General Partner	Total
	Common Units- Public	Common Units- Green Plains
Balance, December 31, 2020	$124,823	$(170,368)	$(917)	$(46,462)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,395)	(1,390)	(57)	(2,842)
Net income	5,264	5,248	215	10,727
Ord disposition	—	26,419	539	26,958
Unit-based compensation, including general partner net contributions	79	—	—	79
Balance, March 31, 2021	$128,771	$(140,091)	$(220)	$(11,540)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,395)	(1,390)	(57)	(2,842)
Net income	5,054	5,038	206	10,298
Unit-based compensation, including general partner net contributions	80	—	—	80
Balance, June 30, 2021	$132,510	$(136,443)	$(71)	$(4,004)
There was no change in the number of common limited partner units outstanding during the six months ended June 30, 2022.
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
On May 13, 2022, the partnership distributed $10.5 million to unitholders of record as of May 6, 2022, related to the quarterly cash distribution of $0.445 per unit that was declared on April 21, 2022, for the quarter ended March 31, 2022.
On July 21, 2022, the board of directors of the general partner declared a quarterly cash distribution of $0.45 per unit, or approximately $10.7 million, for the quarter ended June 30, 2022. The distribution is payable on August 12, 2022, to unitholders of record at the close of business on August 5, 2022.

The total cash distributions declared for the three and six months ended June 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General partner distributions	$213	$57	$424	$114

Limited partner common units - public	5,239	1,397	10,419	2,792
Limited partner common units - Green Plains	5,214	1,390	10,370	2,780
Total distributions to limited partners	10,453	2,787	20,789	5,572
Total distributions declared	$10,666	$2,844	$21,213	$5,686
7. EARNINGS PER UNIT
The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of June 30, 2022.
The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended June 30, 2022
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$10,453	$213	$10,666
Earnings less than distributions	(144)	(3)	(147)
Total net income	$10,309	$210	$10,519

Weighted-average units outstanding - basic and diluted	23,208

Earnings per limited partner unit - basic and diluted	$0.44

	Six Months Ended June 30, 2022
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$20,789	$424	$21,213
Earnings less than distributions	(337)	(7)	(344)
Total net income	$20,452	$417	$20,869

Weighted-average units outstanding - basic and diluted	23,208

Earnings per limited partner unit - basic and diluted	$0.88

	Three Months Ended June 30, 2021
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$2,787	$57	$2,844
Earnings in excess of distributions	7,305	149	7,454
Total net income	$10,092	$206	$10,298

Weighted-average units outstanding - basic and diluted	23,161

Earnings per limited partner unit - basic and diluted	$0.44

	Six Months Ended June 30, 2021
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$5,572	$114	$5,686
Earnings in excess of distributions	15,032	307	15,339
Total net income	$20,604	$421	$21,025

Weighted-average units outstanding - basic and diluted	23,161

Earnings per limited partner unit - basic and diluted	$0.89

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
The partnership recognizes uncertainties in income taxes based upon the technical merits of the position, and measures the maximum benefit and degree of likelihood to determine the tax liability in the financial statements. The partnership does not have any material uncertain tax positions as of June 30, 2022.
9. COMMITMENTS AND CONTINGENCIES
Operating Lease Expense
The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 9.3 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with different underlying terms.
The components of lease expense for the three and six months ended June 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease expense
Operating lease expense	$3,676	$3,670	$7,169	$7,355
Variable lease expense (benefit) (1)	187	119	162	(157)
Total lease expense	$3,863	$3,789	$7,331	$7,198
(1) Represents railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade, offset by amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,329	$3,587	$6,687	$7,185

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	3,031	3,427	7,740	9,682

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	—	—	—	51
Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term	4.0 years	4.1 years

Weighted average discount rate	3.53%	3.65%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2022 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2022	$7,115
2023	12,576
2024	10,533
2025	7,962
2026	3,078
Thereafter	3,236
Total	44,500
Less: Present value discount	(3,054)
Operating lease liabilities	$41,446
The partnership has additional railcar operating leases that are anticipated to commence within the next twelve months, with undiscounted future lease payments of approximately $4.4 million and lease terms of five years. This amount is not included in the tables above.

Lease Revenue
The components of lease revenue for the three and six months ended June 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease revenue
Operating lease revenue	$15,833	$15,734	$31,591	$32,560
Variable lease revenue (1)	856	636	1,308	1,153
Total lease revenue	$16,689	$16,370	$32,899	$33,713
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
The remaining lease term for the storage and throughput agreement is 7.0 years with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon for the remainder of 2022 and in future years, is as follows (in thousands):

Year Ending December 31,	Amount
2022	$23,128
2023	46,257
2024	46,257
2025	46,257
2026	46,257
Thereafter	115,642
Total	$323,798
In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 4.4 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period.

Anticipated minimum operating lease revenue under this agreement for the remainder of 2022 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2022	$9,194
2023	15,120
2024	12,154
2025	8,750
2026	2,667
Thereafter	1,403
Total	$49,288
Other Commitments and Contingencies
The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the six months ended June 30, 2022 and 2021. Aggregate minimum payments under these agreements for the remainder of 2022 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2022	$330
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total	$330
Legal
The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not a party to any material litigation.
10. RELATED PARTY TRANSACTIONS
The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.8 million and $1.7 million for the three and six months ended June 30, 2022, respectively, and $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.
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
The storage and throughput, rail transportation services, and trucking transportation agreements have various automatic renewal terms if not cancelled by either party within specified timeframes. Refer to Item 15 - Exhibits, Financial Statement Schedules in our 2021 annual report for further details.
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
For the three months ended June 30, 2022, Green Plains Trade exceeded the minimum volume commitment and utilized a prior period deficiency credit of $0.8 million toward the excess volume. Prior year credits of $0.6 million expired unused, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $3.8 million. These credits expire, if unused, as follows:
• $1.9 million, expiring on September 30, 2022;
• $0.8 million, expiring on December 31, 2022; and
• $1.1 million, expiring on March 31, 2023.
The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.
Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average daily railcar volumetric capacity provided by the partnership was 74.5 mmg and 72.1 mmg, respectively, and the associated monthly fee was approximately $0.0229 and $0.0228 per gallon, respectively, during the three and six months ended June 30, 2022. The average daily railcar volumetric capacity provided by the partnership was 69.4 mmg and 71.2 mmg, respectively, and the associated monthly fee was approximately $0.0230 and $0.0231 per gallon, respectively, during the three and six months ended June 30, 2021.The partnership’s leased railcar fleet consisted of approximately 2,530 and 2,480 railcars as of June 30, 2022 and 2021, respectively.
Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg for both the six months ended June 30, 2022 and 2021. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.
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
The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $16.7 million and $32.9 million for the three and six months ended June 30, 2022 and $16.3 million and $33.6 million for the three and six months ended June 30, 2021, respectively. In addition, the partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $2.0 million and $3.9 million for the three and six months ended June 30, 2022, respectively, and $2.2 million and $4.2 million for the three and six months ended June 30, 2021, respectively.

Cash Distributions
The partnership distributed $5.4 million and $10.7 million to Green Plains related to the quarterly cash distribution paid for the three and six months ended June 30, 2022, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2021, respectively.
11. EQUITY METHOD INVESTMENT
NLR Energy Logistics LLC
The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of June 30, 2022, the partnership’s investment balance in the joint venture was $3.6 million.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2021 annual report. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results we expect for the full year.
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
Results of Operations
During the second quarter of 2022, our parent maintained an average utilization rate of approximately 96.9% of capacity. Ethanol throughput was 232.5 mmg, which exceeded the contracted minimum volume commitment per quarter. As a result, Green Plains Trade utilized prior period credits in the amount of $0.8 million for the second quarter 2022. Prior year credits totaling of $0.6 million expired unused, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $3.8 million. These credits expire, if unused, as follows:
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
The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and six months ended June 30, 2022 and 2021 (unaudited, dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		2022		2021		2022		2021
Reconciliations to Non-GAAP Financial Measures:
Net income		$10,519		$10,298		$20,869		$21,025
Interest expense		1,384		1,411		2,623		3,339
Income tax expense		39		68		77		152
Depreciation and amortization		823		795		1,721		1,682
Transaction costs		—		—		—		5
Unit-based compensation expense		60		80		119		159
Proportional share of EBITDA adjustments of equity method investee (1)		45		50		90		94
Adjusted EBITDA		12,870		12,702		25,499		26,456
Interest paid or payable		(1,384)		(1,411)		(2,623)		(3,339)
Income taxes paid or payable		(39)		(68)		(77)		(152)
Maintenance capital expenditures		(126)		—		(258)		(2)
Distributable cash flow (2)		$11,321		$11,223		$22,541		$22,963

Distributions declared (3)		$10,666		$2,844		$21,213		$5,686

Coverage ratio	1.06	x	3.95	x	1.06	x	4.04	x
(1) Represents our proportional share of depreciation and amortization of our equity method investee.
(2) Distributable cash flow does not include adjustments for the principal payment on the term loan of $1.0 million for the six months ended June 30, 2022. Distributable cash flow does not include adjustments for the principal payments on the term loan of $9.3 million, of which $0.5 million relates to the Ord disposition, for the three months ended June 30, 2021, and $46.8 million, of which $27.5 million relates to the Ord disposition, for the six months ended June 30, 2021.
(3) Represents distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data
The following discussion reflects the results of the partnership for the three and six months ended June 30, 2022 and 2021.
Selected financial information for the three and six months ended June 30, 2022 and 2021, is as follows (unaudited, in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Var.	2022	2021	% Var.
Revenues
Storage and throughput services	$11,570	$11,564	0.1%	$23,128	$23,825	(2.9)%
Railcar transportation services	5,119	4,795	6.8	9,771	9,837	(0.7)
Terminal services	2,036	2,218	(8.2)	4,120	4,260	(3.3)
Trucking and other	929	1,124	(17.3)	1,735	2,185	(20.6)
Total revenues	19,654	19,701	(0.2)	38,754	40,107	(3.4)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,160	6,238	(1.3)	11,725	11,992	(2.2)
General and administrative	925	1,059	(12.7)	2,110	2,260	(6.6)
Depreciation and amortization	823	795	3.5	1,721	1,682	2.3
Total operating expenses	7,908	8,092	(2.3)	15,556	15,934	(2.4)
Operating income	$11,746	$11,609	1.2%	$23,198	$24,173	(4.0)%
Selected operating data for the three and six months ended June 30, 2022 and 2021, is as follows (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Var.	2022	2021	% Var.
Product volumes (mmg)
Storage and throughput services	232.5	191.8	21.2%	429.7	370.8	15.9%

Terminal services:
Affiliate	27.7	21.6	28.2	55.0	40.0	37.5
Non-affiliate	23.7	27.1	(12.5)	45.2	51.5	(12.2)
	51.4	48.7	5.5	100.2	91.5	9.5

Railcar capacity billed (daily avg.)	74.5	69.4	7.3	72.1	71.2	1.3
Three Months Ended June 30, 2022, Compared with the Three Months Ended June 30, 2021
Consolidated revenues for the three months ended June 30, 2022 were comparable with the same period for 2021. Storage and throughput services revenue was consistent with the prior year. Railcar transportation services revenue increased $0.3 million primarily due to an increase in average volumetric capacity provided. Terminal services revenue decreased $0.2 million due to lower minimum volume commitment fees earned. Trucking and other revenue decreased $0.2 million primarily as a result of lower non-affiliate freight volume.
Operations and maintenance expenses decreased $0.1 million for the three months ended June 30, 2022, compared with the same period for 2021 primarily due to a reduction in terminal services unloading fees and repairs and maintenance.

General and administrative expenses decreased $0.1 million for the three months ended June 30, 2022 compare with the same period for 2021 primarily due to lower accounting fees.
Distributable cash flow increased $0.1 million for the three months ended June 30, 2022, compared with the same period for 2021, primarily due to the increase in income from operations.
Six Months Ended June 30, 2022, Compared with the Six Months Ended June 30, 2021
Consolidated revenues decreased $1.4 million for the six months ended June 30, 2022, compared with the same period for 2021. Storage and throughput services revenue decreased $0.7 million due to a reduction in contracted minimum volume commitments as a result of the sale of our parent’s Ord ethanol plant in the first quarter of 2021. Railcar transportation services revenue decreased $0.1 million primarily due to slightly lower capacity fees. Terminal services revenue decreased $0.1 million due to lower minimum volume commitment fees earned. Trucking and other revenue decreased $0.5 million primarily as a result of lower non-affiliate freight volume.
Operations and maintenance expenses decreased $0.3 million for the six months ended June 30, 2022, compared with the same period for 2021 primarily due to a reduction in terminal services unloading fees and repairs and maintenance.
General and administrative expenses decreased $0.2 million for the six months ended June 30, 2022 compared with the same period for 2021 primarily due to a reduction in investor relations and board expenses.
Distributable cash flow decreased $0.4 million for the six months ended June 30, 2022, compared with the same period for 2021, primarily due to the decrease in income from operations.
Industry Factors Affecting our Results of Operations
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.01 million barrels per day during the second quarter of 2022, which was 1.1% higher than the 1.0 million barrels per day for the same quarter last year. Refiner and blender input volume was steady at 898 thousand barrels per day for the second quarter of 2022, compared with 903 thousand barrels per day for the same quarter last year. Gasoline demand decreased 0.2 million barrels per day, or 2.3% during the second quarter of 2022 compared to the prior year. U.S. domestic ethanol ending stocks increased by approximately 1.2 million barrels compared to the prior year, or 5.4%, to 22.7 million barrels as of June 30, 2022. As of this filing, according to Prime the Pump, there were approximately 2,690 retail stations selling E15 in 31 states, up from 2,555 at the beginning of the year, and approximately 390 suppliers at 113 pipeline terminal locations now offering E15 to wholesale customers.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through May 31, 2022, were approximately 726 mmg, up from 582 mmg for the same period of 2021. Canada was the largest export destination for U.S. ethanol accounting for 25% of domestic ethanol export volume. India, Brazil and the Netherlands accounted for 11%, 8%, and 7%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.4 to 1.6 billion gallons in 2022, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce green house gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies.
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

Federal mandates and state-level clean fuel programs supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, and reducing the country’s dependence on foreign oil. Consumer acceptance of flexible-fuel vehicles (FFVs) and higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in U.S. surface transportation fleet market share. In addition, expansion of clean fuel programs in other states and countries, or a national low carbon fuel standard, could increase the demand for ethanol, depending on how it is structured.

The Inflation Reduction Act of 2022, which was introduced on July 27, 2022, is a broad budget reconciliation bill that could have many potential impacts on our business which we are still evaluating. As proposed, the legislation would (a) create a new Clean Fuel Production Credit which could impact our parent's fuel ethanol, depending on the level of GHG reduction for each gallon; (b) create a new tax credit for sustainable aviation fuel, that could possibly involve some of our parent's low carbon ethanol through an alcohol to jet pathway, depending on the life cycle analysis model being used; (c) expand the carbon capture and sequestration credit, section 45Q, to $85 for each ton of carbon sequestered, which could impact our parent's carbon partnership; (d) extend the biodiesel tax credit which could impact our parent's renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (e) fund biofuel refueling infrastructure, which could impact the availability of higher level ethanol blended fuel; and (f) provide for the production and purchase credits for electric vehicles in this measure which could impact the amount of internal combustion engines on the road longer term, and by extension impact the demand for liquid fuels including ethanol.
The RFS sets a floor for biofuels use in the United States. When the RFS was established in 2010, the required volume of conventional, or corn-based, ethanol to be blended with gasoline was to increase each year until it reached 15 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. As of this filing, the EPA has finalized RVOs, reducing the conventional ethanol levels for 2020 and 2021 to reflect lower fuel demand during the pandemic, and finalized an RVO at the statutory 15 billion gallons for 2022, with an additional 250 million gallons of supplemental volume to reflect a court-ordered remand of a previously-lowered RVO.
According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022, the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volume levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post 2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. The current EPA has indicated they will not propose a reset rulemaking, though they have stated an intention to propose a post 2022 "set" rulemaking by November 16, 2022, and finalize by June 14, 2023, in compliance with a consent decree from the U.S. District Court for D.C.
Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign a RIN to each gallon of renewable fuel they produce and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties.
As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than they had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result RIN values declined significantly. In the waning days of the Trump administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, erasing a total of 4.3 billion gallons of potential blending demand. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and in conjunction with the RVO rulemaking for 2020, 2021 and 2022, denied all pending SREs. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings.

The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court declined to hear a challenge to this ruling. On April 12, 2022, President Biden announced that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the summer months, and that the temporary waiver should be extended as long as the gasoline supply emergency lasts. As of this filing, E15 is sold year-round at approximately 2,690 stations in 31 states.
In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced they would administer another infrastructure grant program. Congress is considering legislation that would provide for an additional $500 million in USDA grants for biofuel infrastructure from 2022 to 2031.
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
As of June 30, 2022, we had $16.5 million of cash and cash equivalents.
Net cash provided by operating activities was $21.2 million for the six months ended June 30, 2022, compared with $24.2 million for the six months ended June 30, 2021. The decrease in cash flows from operating activities resulted from a decrease in net income as well as changes in net working capital. Net cash used by investing activities was $0.3 million for the six months ended June 30, 2022, compared with net cash provided by investing activities of $27.2 million for the six months ended June 30, 2021, with the change primarily associated with the Ord disposition in the first quarter of 2021. Net cash used in financing activities was $22.0 million for the six months ended June 30, 2022, compared with $52.5 million for the six months ended June 30, 2021. The decrease was due to a reduction of required principal payments on our previous credit facility, offset by an increase in our quarterly distribution payment.
We incurred capital expenditures of $0.3 million for the six months ended June 30, 2022 for various maintenance and upgrades. We expect to incur approximately $0.5 million for the remainder of 2022 for additional capitalized maintenance costs.

We did not make any equity method investee contributions related to the NLR joint venture for the six months ended June 30, 2022, and we do not anticipate making significant equity contributions to NLR for the remainder of 2022. We expect to receive future distributions from NLR as excess cash becomes available.
Term Loan Facility
On July 20, 2021, we entered into the Amended Credit Facility to our existing credit facility with funds and accounts managed by BlackRock and TMI Trust Company as administrative agent. The Amended Credit Facility reduced the total amount available to $60.0 million, extended the maturity from December 31, 2021 to July 20, 2026, and converted the balance to a term loan. On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. At that time, we purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes. The term loan does not require any principal payments; however, we have the option to prepay $1.5 million per quarter beginning July 2022. As of June 30, 2022, the term loan had a balance of $59.0 million and an interest rate of 9.83%.
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
On May 13, 2022, the partnership distributed $10.5 million to unitholders of record as of May 6, 2022, related to the quarterly cash distribution of $0.445 per unit that was declared on April 21, 2022, for the quarter ended March 31, 2022.
On July 21, 2022, the board of directors of the general partner declared a quarterly cash distribution of $0.45 per unit, or approximately $10.7 million, for the quarter ended June 30, 2022. The distribution is payable on August 12, 2022, to unitholders of record at the close of business on August 5, 2022.
Effects of Inflation
While inflation has increased relative to recent years, we do not expect it to have a material impact on our future results of operations. However, inflation may also impact the interest rate environment in which we operate resulting in a higher cost of capital. See Item 3 below for additional information related to interest rate risk.
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements associated with our railcar fleet. Aggregate minimum lease payments under these operating lease agreements for future fiscal years as June 30, 2022 totaled $44.5 million. Refer to Note 9 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.

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
Interest Rate Risk
We are exposed to interest rate risk through our credit facility, which bears interest at variable rates. At June 30, 2022, we had $59.0 million outstanding under our credit facility. A 10% change in interest rates would affect our interest expense by approximately $0.6 million per year, assuming no changes in the amount outstanding or other variables.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022; the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. The current EPA has indicated they will not propose a reset rulemaking, though they have stated an intention to propose a post-2022 "set" rulemaking by November 16, 2022, and finalize by June 14, 2023, in compliance with a consent decree from the U.S. District Court for D.C.

Volumes can also be impacted as small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. A small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day.
Our parent’s operations, and consequently our operations, could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits that may reduce the RFS mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 set rulemaking, the point of obligation for blending, or SREs. A recent Supreme Court ruling held that the small refineries can continue to apply for an extension of their waivers from the RFS, even if they have not been awarded a continuous string of exemptions, though the EPA has proposed denying all SRE applications. A recent D.C. Circuit Court of Appeals ruling held that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year. Notwithstanding, on April 12, 2022, the President announced that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the June 1 to September 15 period.
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
10.1
Amendment No. 1 to Amended and Restated Credit Agreement dated February 11, 2022, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lender party thereto (incorporated by reference to Exhibit 10.7(b) of our Annual Report on Form 10-K filed on February 18, 2022)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements
104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: August 2, 2022	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2022	By:	/s/ G. Patrich Simpkins Jr.
G. Patrich Simpkins Jr.
Chief Financial Officer
(Principal Financial Officer)