Form 10-Q
period 2022-09-30
Green Plains Partners LP
filed 2022-11-03
CIK 1635650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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
☐ Yes  ☒ No
The registrant had 23,246,822 common units outstanding as of October 28, 2022.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,742	$17,645
Accounts receivable	426	432
Accounts receivable from affiliates	16,499	14,123
Prepaid expenses and other	1,219	845
Total current assets	33,886	33,045

Property and equipment, net of accumulated depreciation and amortization of $35,145 and $35,215, respectively	26,579	28,773
Operating lease right-of-use assets	36,898	38,863
Goodwill	10,598	10,598
Investment in equity method investee	3,647	3,193
Other assets	316	—
Total assets	$111,924	$114,472

LIABILITIES AND PARTNERS' EQUITY
Current liabilities
Accounts payable	$4,356	$4,232
Accounts payable to affiliates	397	722
Accrued and other liabilities	4,161	4,264
Asset retirement obligations	1,894	1,156
Operating lease current liabilities	12,007	12,108
Total current liabilities	22,815	22,482

Long-term debt	58,531	59,467
Asset retirement obligations	2,279	2,658
Operating lease long-term liabilities	26,431	27,562
Total liabilities	110,056	112,169

Commitments and contingencies (Note 9)

Partners' equity
Common unitholders - public (11,660,274 and 11,641,105 units issued and outstanding, respectively)	135,544	135,666
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(133,721)	(133,420)
General partner interests	45	57
Total partners' equity	1,868	2,303
Total liabilities and partners' equity	$111,924	$114,472
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Affiliate	$19,030	$18,221	$55,867	$56,061
Non-affiliate	1,036	1,030	2,953	3,297
Total revenues	20,066	19,251	58,820	59,358
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,287	5,161	18,012	17,153
General and administrative	949	892	3,059	3,152
Depreciation and amortization	1,194	1,089	2,915	2,771
Total operating expenses	8,430	7,142	23,986	23,076
Operating income	11,636	12,109	34,834	36,282
Interest expense	(1,516)	(2,781)	(4,139)	(6,120)
Income before income taxes and income from equity method investee	10,120	9,328	30,695	30,162
Income tax expense	(37)	(77)	(114)	(229)
Income from equity method investee	83	174	454	517
Net income	$10,166	$9,425	$31,035	$30,450

Net income attributable to partners' ownership interests:
General partner	$204	$188	$621	$609
Limited partners - common unitholders	9,962	9,237	30,414	29,841

Earnings per limited partner unit (basic and diluted):
Common units	$0.43	$0.40	$1.31	$1.29

Weighted average limited partner units outstanding (basic and diluted):
Common units	23,228	23,208	23,215	23,177
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$31,035	$30,450
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,915	2,771
Accretion	196	(206)
Amortization of debt issuance costs	95	1,267
Loss on extinguishment of debt	—	1,009
Unit-based compensation	180	219
Income from equity method investee	(454)	(517)
Other	(372)	—
Changes in operating assets and liabilities before effects of asset dispositions:
Accounts receivable	46	387
Accounts receivable from affiliates	(2,376)	917
Prepaid expenses and other assets	(318)	(210)
Accounts payable and accrued liabilities	(145)	(2,123)
Accounts payable to affiliates	(325)	(572)
Operating lease liabilities and right-of-use assets	733	273
Other	—	11
Net cash provided by operating activities	31,210	33,676

Cash flows from investing activities:
Purchases of property and equipment	(432)	(494)
Disposition of assets	—	27,500
Net cash provided by (used in) investing activities	(432)	27,006

Cash flows from financing activities:
Payments of distributions	(31,650)	(8,528)
Proceeds from revolving credit facility	—	2,700
Payments on revolving credit facility	—	(2,700)
Proceeds from issuance of long-term debt	—	10,000
Principal payments on long-term debt	(1,031)	(50,000)
Payments of loan fees	—	(436)
Other	—	5
Net cash used in financing activities	(32,681)	(48,959)

Net change in cash and cash equivalents	(1,903)	11,723
Cash and cash equivalents, beginning of period	17,645	2,478
Cash and cash equivalents, end of period	$15,742	$14,201

Supplemental disclosures of cash flow:
Cash paid for income taxes	$76	$462
Cash paid for interest	$4,010	$3,922

Non-cash investing activities:
Assets disposed of in sale	$—	$310
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
Use of Estimates in the Preparation of Consolidated Financial Statements
Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. The partnership bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances. The partnership regularly evaluates the appropriateness of these estimates and assumptions. Actual results could differ from those estimates. Key accounting policies, including, but not limited to, those related to leases, depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted by judgments, assumptions and estimates used to prepare the consolidated financial statements.
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
Leases
The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership had $0.1 million short-term lease expense for the three and nine months ended September 30, 2022 and no short term lease expense for the three and nine months ended September 30, 2021.

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

Recent Accounting Pronouncements
In March 2020, the FASB issued amended guidance in ASC 848, Reference Rate Reform, and subsequent updates in January 2021 and October 2022, which provide optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020, through December 31, 2024. The partnership does not have any hedges and the amended guidance is not expected to have a material impact on the partnership’s consolidated financial statements.
2. REVENUE
Revenue Recognition
The partnership recognizes revenue when obligations under the terms of a contract with a customer are satisfied. Generally, this occurs with the completion of services or the transfer of control of products to the customer or another specified third party. Revenue is measured as the amount of consideration expected to be received in exchange for providing services.
Revenue by Source
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Service revenues
Terminal services	$1,864	$1,987	$5,984	$6,196
Trucking and other	1,022	1,001	2,757	3,186
Total service revenues	2,886	2,988	8,741	9,382
Leasing revenues (1)
Storage and throughput services	11,565	11,564	34,693	35,389
Railcar transportation services	5,615	4,688	15,386	14,525
Terminal services	—	11	—	62
Total leasing revenues	17,180	16,263	50,079	49,976
Total revenues	$20,066	$19,251	$58,820	$59,358
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
Major Customers
Revenue from Green Plains Trade Group was $19.0 million and $55.9 million for the three and nine months ended September 30, 2022, respectively, and $18.3 million and $56.1 million for the three and nine months ended September 30, 2021, respectively, which exceeds 10% of the partnership’s total revenue.
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

The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three and nine months ended September 30, 2022 (in thousands):

Amount
Balance at January 1, 2022	$210
Revenue recognized included in beginning balance	(210)
Net additions	112
Balance at March 31, 2022	112
Revenue recognized included in beginning balance	(112)
Net additions	132
Balance at June 30, 2022	132
Revenue recognized included in beginning balance	(132)
Net additions	204
Balance at September 30, 2022	$204
The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of September 30, 2022, in the subsequent quarter when the product is withdrawn from tank storage.
3. DEBT
Term Loan Facility
Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. On July 20, 2021, the credit facility was amended, decreasing the total amount available to $60.0 million, extending the maturity from December 31, 2021 to July 20, 2026, and converting the credit facility to a term loan. Under the terms of the amended agreement, BlackRock purchased the outstanding balance of the prior credit facility from the previous lenders. On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes and in conjunction, the partnership repurchased $1.0 million of the outstanding notes and subsequently retired the notes. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December during the term, which commenced September 15, 2021. The amended term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter beginning twelve months after the closing date. During the nine months ended September 30, 2021, the partnership made $50.0 million in principal payments on the term loan, including $19.5 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant, and a $3.0 million prepayment made with excess cash. As of September 30, 2022, the term loan had an outstanding balance of $59.0 million and an interest rate of 11.19%.
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
The partnership had $59.0 million and $60.0 million of borrowings outstanding as of September 30, 2022, and December 31, 2021, respectively. In addition, the partnership had $0.5 million of unamortized debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of September 30, 2022 and December 31, 2021. The partnership believes the carrying amount of its debt approximated fair value at both September 30, 2022 and December 31, 2021.
Covenant Compliance
The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of September 30, 2022.
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

The non-vested unit-based award activity for the nine months ended September 30, 2022, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2021	19,482	$12.32
Granted	19,707	12.18
Vested	(19,482)	12.32
Non-vested at September 30, 2022	19,707	$12.18	0.8
Compensation costs related to the unit-based awards of $61 thousand and $180 thousand were recognized during the three and nine months ended September 30, 2022, respectively. Compensation costs related to the unit-based awards of $60 thousand and $219 thousand were recognized during the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, there was $180 thousand of unrecognized compensation costs from unit-based compensation awards.
6. PARTNERS’ EQUITY
Changes in partners’ equity are as follows (in thousands):

	Limited Partners		General Partner	Total
	Common Units- Public	Common Units- Green Plains
Balance, December 31, 2021	$135,666	$(133,420)	$57	$2,303
Quarterly cash distributions to unitholders ($0.44 per unit)	(5,122)	(5,098)	(209)	(10,429)
Net income	5,083	5,060	207	10,350
Unit-based compensation, including general partner net contributions	59	—	—	59
Balance, March 31, 2022	$135,686	$(133,458)	$55	$2,283
Quarterly cash distributions to unitholders ($0.445 per unit)	(5,180)	(5,156)	(211)	(10,547)
Net income	5,167	5,142	210	10,519
Unit-based compensation, including general partner net contributions	60	—	—	60
Balance, June 30, 2022	$135,733	$(133,472)	$54	$2,315
Quarterly cash distributions to unitholders ($0.45 per unit)	(5,247)	(5,214)	(213)	(10,674)
Net income	4,997	4,965	204	10,166
Unit-based compensation, including general partner net contributions	61	—	—	61
Balance, September 30, 2022	$135,544	$(133,721)	$45	$1,868

	Limited Partners		General Partner	Total
	Common Units- Public	Common Units- Green Plains
Balance, December 31, 2020	$124,823	$(170,368)	$(917)	$(46,462)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,395)	(1,390)	(57)	(2,842)
Net income	5,264	5,248	215	10,727
Ord disposition	—	26,419	539	26,958
Unit-based compensation, including general partner net contributions	79	—	—	79
Balance, March 31, 2021	$128,771	$(140,091)	$(220)	$(11,540)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,395)	(1,390)	(57)	(2,842)
Net income	5,054	5,038	206	10,298
Unit-based compensation, including general partner net contributions	80	—	—	80
Balance, June 30, 2021	$132,510	$(136,443)	$(71)	$(4,004)
Quarterly cash distributions to unitholders ($0.12 per unit)	(1,397)	(1,390)	(57)	(2,844)
Net income	4,630	4,607	188	9,425
Unit-based compensation, including general partner net contributions	60	—	5	65
Balance, September 30, 2021	$135,803	$(133,226)	$65	$2,642
A roll forward of the number of common limited partner units outstanding is as follows:

	Common Units- Public	Common Units- Green Plains	Total
Units, December 31, 2021	11,641,105	11,586,548	23,227,653
Units issued under the LTIP	19,707	—	19,707
Units surrendered for tax purposes	(538)	—	(538)
Units, September 30, 2022	11,660,274	11,586,548	23,246,822
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
On August 12, 2022, the partnership distributed $10.7 million to unitholders of record as of August 5, 2022, related to the quarterly cash distribution of $0.45 per unit that was declared on July 21, 2022, for the quarter ended June 30, 2022.
On October 20, 2022, the board of directors of the general partner declared a quarterly cash distribution of $0.455 per unit, or approximately $10.8 million, for the quarter ended September 30, 2022. The distribution is payable on November 14, 2022, to unitholders of record at the close of business on November 4, 2022.
The total cash distributions declared for the three and nine months ended September 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General partner distributions	$216	$206	$640	$320

Limited partner common units - public	5,305	5,064	15,733	7,856
Limited partner common units - Green Plains	5,272	5,040	15,642	7,820
Total distributions to limited partners	10,577	10,104	31,375	15,676
Total distributions declared	$10,793	$10,310	$32,015	$15,996
7. EARNINGS PER UNIT
The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of September 30, 2022.
The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended September 30, 2022
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$10,577	$216	$10,793
Earnings less than distributions	(615)	(12)	(627)
Total net income	$9,962	$204	$10,166

Weighted-average units outstanding - basic and diluted	23,228

Earnings per limited partner unit - basic and diluted	$0.43

	Nine Months Ended September 30, 2022
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$31,375	$640	$32,015
Earnings less than distributions	(961)	(19)	(980)
Total net income	$30,414	$621	$31,035

Weighted-average units outstanding - basic and diluted	23,215

Earnings per limited partner unit - basic and diluted	$1.31

	Three Months Ended September 30, 2021
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$10,104	$206	$10,310
Earnings less than distributions	(867)	(18)	(885)
Total net income	$9,237	$188	$9,425

Weighted-average units outstanding - basic and diluted	23,208

Earnings per limited partner unit - basic and diluted	$0.40

	Nine Months Ended September 30, 2021
	Limited Partner Common Units	General Partner	Total
Net income:
Distributions declared	$15,676	$320	$15,996
Earnings in excess of distributions	14,165	289	14,454
Total net income	$29,841	$609	$30,450

Weighted-average units outstanding - basic and diluted	23,177

Earnings per limited partner unit - basic and diluted	$1.29

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
The partnership recognizes uncertainties in income taxes based upon the technical merits of the position, and measures the maximum benefit and degree of likelihood to determine the tax liability in the financial statements. The partnership does not have any material uncertain tax positions as of September 30, 2022.
9. COMMITMENTS AND CONTINGENCIES
Operating Lease Expense
The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 9.1 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with different underlying terms.
The components of lease expense for the three and nine months ended September 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease expense
Operating lease expense	$3,680	$3,276	$10,849	$10,631
Variable lease expense (benefit) (1)	172	33	334	(124)
Total lease expense	$3,852	$3,309	$11,183	$10,507
(1) Represents railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade, offset by amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,357	$3,188	$10,044	$10,373

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	—	2,959	7,740	12,641

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases	—	1,838	—	1,889
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term	3.9 years	4.1 years

Weighted average discount rate	3.53%	3.65%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2022 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2022	$3,759
2023	12,576
2024	10,533
2025	7,962
2026	3,078
Thereafter	3,236
Total	41,144
Less: Present value discount	(2,706)
Operating lease liabilities	$38,438
The partnership has additional railcar operating leases that will commence within the next twelve months, with undiscounted future lease payments of approximately $4.4 million and lease terms of five years. This amount is not included in the tables above.

Lease Revenue
The components of lease revenue for the three and nine months ended September 30, 2022 and 2021, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease revenue
Operating lease revenue	$16,656	$15,631	$48,247	$48,191
Variable lease revenue (1)	524	632	1,832	1,785
Total lease revenue	$17,180	$16,263	$50,079	$49,976
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
The remaining lease term for the storage and throughput agreement is 6.8 years with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon for the remainder of 2022 and in future years, is as follows (in thousands):

Year Ending December 31,	Amount
2022	$11,564
2023	46,257
2024	46,257
2025	46,257
2026	46,257
Thereafter	115,642
Total	$312,234
In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 6.8 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period.

Anticipated minimum operating lease revenue under this agreement for the remainder of 2022 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2022	$5,564
2023	16,771
2024	12,714
2025	19,831
2026	2,743
Thereafter	1,203
Total	$58,826
Other Commitments and Contingencies
The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during the three and nine months ended September 30, 2022 and 2021. Aggregate minimum payments under these agreements for the remainder of 2022 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2022	$165
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total	$165
Legal
The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not a party to any material litigation.
10. RELATED PARTY TRANSACTIONS
The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.8 million and $2.5 million for the three and nine months ended September 30, 2022, respectively, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2021, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.
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
•Rail transportation services agreement, expiring on June 30, 2029;
•Trucking transportation agreement, expiring on May 31, 2023;
•Terminal services agreement for the Birmingham, Alabama unit train terminal, expiring on December 31, 2023; and
•Terminal services agreement for the Collins, Mississippi terminal, expiring on December 31, 2023.
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
For the three months ended September 30, 2022, Green Plains Trade exceeded the minimum volume commitment and utilized a prior period deficiency credit of $0.1 million toward the excess volume. Prior year credits of $1.8 million expired unused, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $1.9 million. These credits expire, if unused, as follows:
• $0.8 million, expiring on December 31, 2022; and
• $1.1 million, expiring on March 31, 2023.
The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.
Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average daily railcar volumetric capacity provided by the partnership was 74.7 mmg and 73.0 mmg, respectively, and the associated average monthly fee was approximately $0.0250 and $0.0236 per gallon, respectively, during the three and nine months ended September 30, 2022. The average daily railcar volumetric capacity provided by the partnership was 68.6 mmg and 70.3 mmg, respectively, and the associated monthly fee was approximately $0.0228 and $0.0230 per gallon, respectively, during the three and nine months ended September 30, 2021. The partnership’s leased railcar fleet consisted of approximately 2,500 and 2,300 railcars as of September 30, 2022 and 2021, respectively.
Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg during the three and nine months ended September 30, 2022 and 2021. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.
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
Under the existing Birmingham terminal services agreement, effective through December 31, 2023, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 8.3 mmg per month and pay associated throughput fees, as well as fees for ancillary services.
The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $17.2 million and $50.1 million for the three and nine months ended September 30, 2022, respectively, and $16.2 million and $49.9 million for the three and nine months ended September 30, 2021, respectively. In addition, the partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $1.9 million and $5.8 million for the three and nine months ended September 30, 2022, respectively, and $2.0 million and $6.2 million for the three and nine months ended September 30, 2021, respectively.

Cash Distributions
The partnership distributed $5.4 million and $16.1 million to Green Plains related to the quarterly cash distribution paid for the three and nine months ended September 30, 2022, respectively, and $1.4 million and $4.3 million for the three and nine months ended September 30, 2021, respectively.
11. EQUITY METHOD INVESTMENT
NLR Energy Logistics LLC
The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of September 30, 2022, the partnership’s investment balance in the joint venture was $3.6 million.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2021 annual report. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results we expect for the full year.
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
Recent Developments
Amendment to the Rail Transportation Services Agreement
On August 16, 2022, we amended the Rail Transportation Services Agreement with Green Plains Trade to extend the term of the agreement to June 30, 2029, with automatic renewals for successive twelve month terms thereafter until terminated by either party providing 360 days written notice of termination.

Results of Operations
During the third quarter of 2022, our parent maintained an average utilization rate of approximately 90.9% of capacity. Ethanol throughput was 219.7 mmg, which exceeded the contracted minimum volume commitment per quarter. As a result, Green Plains Trade utilized prior period credits in the amount of $0.1 million for the third quarter 2022. Prior year credits totaling of $1.8 million expired unused, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $1.9 million. These credits expire, if unused, as follows:
•$0.8 million, expiring on December 31, 2022; and
•$1.1 million, expiring on March 31, 2023.
The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.
Our parent’s operating strategy is to transform to a value-added agricultural technology company creating sustainable high value ingredients. Depending on the margin environment, our parent may exercise operational discretion that results in reductions in throughput volumes. It is possible that throughput volumes could be below minimum volume commitments in the future, depending on various factors that drive each of our parent's biorefineries variable contribution margin, including future driving and gasoline demand for the industry and the availability and price of renewable feedstocks. As part of this strategy, our parent is deploying MSCTM technology, to help meet growing global demand for protein feed ingredients and low-carbon renewable corn oil, which could lead to our parent having more consistent margins and operating throughput rates over time.
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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and nine months ended September 30, 2022 and 2021 (unaudited, dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		2022		2021		2022		2021
Reconciliations to Non-GAAP Financial Measures:
Net income		$10,166		$9,425		$31,035		$30,450
Interest expense		1,516		2,781		4,139		6,120
Income tax expense		37		77		114		229
Depreciation and amortization		1,194		1,089		2,915		2,771
Transaction costs		—		—		—		5
Unit-based compensation expense		61		60		180		219
Proportional share of EBITDA adjustments of equity method investee (1)		45		45		135		139
Adjusted EBITDA		13,019		13,477		38,518		39,933
Interest paid or payable		(1,516)		(1,781)		(4,139)		(5,120)
Income taxes paid or payable		(37)		(77)		(114)		(229)
Maintenance capital expenditures		(124)		(137)		(382)		(139)
Distributable cash flow (2)		$11,342		$11,482		$33,883		$34,445

Distributions declared (3)		$10,793		$10,310		$32,015		$15,996

Coverage ratio	1.05	x	1.11	x	1.06	x	2.15	x
(1) Represents our proportional share of depreciation and amortization of our equity method investee.
(2) Distributable cash flow does not include adjustments for the principal payment on the term loan of $1.0 million for the nine months ended September 30, 2022. Distributable cash flow does not include adjustments for the principal payments on the credit facility of $3.2 million and $50.0 million, during the three and nine months ended September 30, 2021.
(3) Represents distributions declared for the applicable period and paid in the subsequent quarter for the three months ended September 30, 2022 and 2021, and distributions declared for each quarter of the applicable period for the nine months ended September 30, 2022 and 2021.

Selected Financial Information and Operating Data
The following discussion reflects the results of the partnership for the three and nine months ended September 30, 2022 and 2021.
Selected financial information for the three and nine months ended September 30, 2022 and 2021, is as follows (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Var.	2022	2021	% Var.
Revenues
Storage and throughput services	$11,565	$11,564	—%	$34,693	$35,389	(2.0)%
Railcar transportation services	5,615	4,688	19.8	15,386	14,525	5.9
Terminal services	1,864	1,998	(6.7)	5,984	6,258	(4.4)
Trucking and other	1,022	1,001	2.1	2,757	3,186	(13.5)
Total revenues	20,066	19,251	4.2	58,820	59,358	(0.9)
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,287	5,161	21.8	18,012	17,153	5.0
General and administrative	949	892	6.4	3,059	3,152	(3.0)
Depreciation and amortization	1,194	1,089	9.6	2,915	2,771	5.2
Total operating expenses	8,430	7,142	18.0	23,986	23,076	3.9
Operating income	$11,636	$12,109	(3.9)%	$34,834	$36,282	(4.0)%
Selected operating data for the three and nine months ended September 30, 2022 and 2021, is as follows (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Var.	2022	2021	% Var.
Product volumes (mmg)
Storage and throughput services	219.7	182.2	20.6%	649.4	553.1	17.4%

Terminal services:
Affiliate	24.2	22.1	9.5	79.2	62.1	27.5
Non-affiliate	23.7	26.2	(9.5)	68.9	77.7	(11.3)
	47.9	48.3	(0.8)	148.1	139.8	5.9

Railcar capacity billed (daily avg.)	74.7	68.6	8.9	73.0	70.3	3.8
Three Months Ended September 30, 2022, Compared with the Three Months Ended September 30, 2021
Consolidated revenues for the three months ended September 30, 2022 increased $0.8 million compared with the same period for 2021. Storage and throughput services revenue was consistent with the prior year. Railcar transportation services revenue increased $0.9 million primarily due to an increase in capacity provided. Terminal services revenue decreased $0.1 million due to slightly lower throughput volumes compared to the prior year. Trucking and other revenue was consistent with the prior year.
Operations and maintenance expenses increased $1.1 million for the three months ended September 30, 2022, compared with the same period for 2021 primarily due to higher railcar lease expense.

General and administrative expenses increased $0.1 million for the three months ended September 30, 2022 compare with the same period for 2021 due to an increase in expenses allocated by our parent under the Operational Services and Secondment Agreement.
Distributable cash flow decreased $0.1 million for the three months ended September 30, 2022, compared with the same period for 2021, associated with the increase in net income offset by the changes in interest expense versus the prior period.
Nine Months Ended September 30, 2022, Compared with the Nine Months Ended September 30, 2021
Consolidated revenues decreased $0.5 million for the nine months ended September 30, 2022, compared with the same period for 2021. Storage and throughput services revenue decreased $0.7 million due to a reduction in contracted minimum volume commitments as a result of the sale of our parent’s Ord ethanol plant in the first quarter of 2021. Railcar transportation services revenue increased $0.9 million due to an increase in capacity provided and higher fees charged on the volumetric capacity. Terminal services revenue decreased $0.3 million due to lower minimum volume commitment fees earned. Trucking and other revenue decreased $0.4 million primarily as a result of lower non-affiliate freight volume.
Operations and maintenance expenses increased $0.9 million for the nine months ended September 30, 2022, compared with the same period for 2021 primarily due to an increase in railcar lease expense.
General and administrative expenses decreased $0.1 million for the nine months ended September 30, 2022 compared with the same period for 2021 primarily due to lower insurance expense.
Distributable cash flow decreased $0.6 million for the nine months ended September 30, 2022, compared with the same period for 2021, associated with an increase in net income offset by changes in interest expense versus the prior period.
Industry Factors Affecting our Results of Operations
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 979 thousand barrels per day during the third quarter of 2022, which was 0.5% higher than the 974 thousand barrels per day for the same quarter last year. Refiner and blender input volume was 902 thousand barrels per day for the third quarter of 2022, compared with 919 thousand barrels per day for the same quarter last year. Gasoline demand decreased 0.6 million barrels per day, or 6.6% during the third quarter of 2022 compared to the prior year. U.S. domestic ethanol ending stocks increased by approximately 1.5 million barrels compared to the prior year, or 7.2%, to 21.7 million barrels as of September 30, 2022. As of this filing, according to Prime the Pump, there were approximately 2,743 retail stations selling E15 in 31 states, up from 2,555 at the beginning of the year, and approximately 386 suppliers at 113 pipeline terminal locations now offering E15 to wholesale customers.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through August 31, 2022, were approximately 1,012 mmg, up from 796 mmg for the same period of 2021. Canada was the largest export destination for U.S. ethanol accounting for 32% of domestic ethanol export volume, driven in part by their national clean fuel standard. South Korea, India and the Netherlands accounted for 13%, 8%, and 7%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.3 to 1.5 billion gallons in 2022, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce green house gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. The recent strengthening of the U.S. Dollar relative to other currencies has the potential to adversely impact the U.S. ethanol competitiveness in the global market.
Legislation and Regulation
We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other fuels we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. Bills have also been introduced to require higher levels of octane blending, and require car manufacturers to produce vehicles that can operate on higher ethanol blends. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol and other biofuels blended into the domestic fuel supply.
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

The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on both our and our parent's business which we are continuing to evaluate. The legislation (a) created a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code, which runs from 2025 to 2027 of up to $1.00 per gallon, which could impact our parent's fuel ethanol, depending on the level of green house gas reduction for each gallon; (b) created a new tax credit for sustainable aviation fuel of $1.25 to $1.75 per gallon, depending on the green house gas reduction for each gallon, that could possibly involve some of our parent's low carbon ethanol through an alcohol to jet pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the Clean Fuel Production Credit, where it qualifies for up to $1.75 per gallon); (c) expanded the carbon capture and sequestration credit, section 45Q, to $85 for each ton of carbon sequestered, which could impact our parent's carbon capture partnership and other potential carbon capture investments; (d) extended the biodiesel tax credit which could impact our parent's renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (e) funded biofuel refueling infrastructure, which could impact the availability of higher level ethanol blended fuel; (f) increased funding for working lands conservation programs for farmers by $20 billion; and (g) provided credits for the production and purchase of electric vehicles, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol.
The RFS sets a floor for biofuels use in the United States. When the RFS was established in 2010, the required volume of conventional, or corn-based, ethanol to be blended with gasoline was to increase each year until it reached 15 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand. As of this filing, the EPA has finalized RVOs, reducing the conventional ethanol levels for 2020 and 2021 to reflect lower fuel demand during the pandemic, and finalized an RVO at the statutory 15 billion gallons for 2022, with an additional 250 million gallons of supplemental volume to reflect a court-ordered remand of a previously-lowered RVO. The EPA has agreed to a consent decree from the U.S. District Court for D.C. to propose an RVO for 2023 (and possibly 2024 and 2025) by November 16, 2022, and finalize the rule by June 14, 2023. It is possible they expand the types of fuels that can qualify for credits under the RFS, including so-called e-RINS for electric vehicles.
According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022, the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volume levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post 2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. However, in late 2019, the EPA announced it would not be moving forward with a reset rulemaking in 2020. The current EPA has indicated they will not propose a reset rulemaking, though they have stated an intention to propose a post 2022 set rulemaking by November 16, 2022, and finalize by June 14, 2023, in compliance with a consent decree from the U.S. District Court for D.C.
Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total production of domestic transportation fuel. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign a RIN to each gallon of renewable fuel they produce and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs affects the price of ethanol in certain markets and can influence purchasing decisions by obligated parties.

As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than they had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result RIN values declined significantly. In the waning days of the previous administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the Trump Administration, erasing a total of 4.3 billion gallons of potential blending demand. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and in conjunction with the RVO rulemaking for 2020, 2021 and 2022, denied all pending SREs. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings.
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court declined to hear a challenge to this ruling. On April 12, 2022, the President announced that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the summer months, and that the temporary waiver should be extended as long as the gasoline supply emergency lasts. As of this filing, E15 is sold year-round at approximately 2,743 stations in 31 states.
In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced they would administer another infrastructure grant program. The recently enacted Inflation Reduction Act provided for an additional $500 million in USDA grants for biofuel infrastructure from 2022 to 2031.
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
As of September 30, 2022, we had $15.7 million of cash and cash equivalents.
Net cash provided by operating activities was $31.2 million for the nine months ended September 30, 2022, compared with $33.7 million for the nine months ended September 30, 2021. The decrease in cash flows from operating activities was primarily due to changes in net working capital. Net cash used by investing activities was $0.4 million for the nine months ended September 30, 2022, compared with net cash provided by investing activities of $27.0 million for the nine months ended September 30, 2021, with the change primarily associated with the Ord disposition in the first quarter of 2021. Net cash used in financing activities was $32.7 million for the nine months ended September 30, 2022, compared with $49.0 million for the nine months ended September 30, 2021. The decrease was due to a reduction of required principal payments on our previous credit facility, offset by an increase in our quarterly distribution payment.
We incurred capital expenditures of $0.4 million for the nine months ended September 30, 2022 for various maintenance and upgrades. We expect to incur approximately $0.3 million for the remainder of 2022 for additional capitalized costs.
We did not make any equity method investee contributions related to the NLR joint venture for the nine months ended September 30, 2022, and we do not anticipate making significant equity contributions to NLR for the remainder of 2022. We anticipate receiving future distributions from NLR as excess cash becomes available.

Term Loan Facility
On July 20, 2021, we entered into the Amended Credit Facility to our existing credit facility with BlackRock and TMI Trust Company as administrative agent. The Amended Credit Facility reduced the total amount available to $60.0 million, extended the maturity from December 31, 2021 to July 20, 2026, and converted the balance to a term loan. On February 11, 2022, the Amended Credit Facility was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. At that time, we purchased $1.0 million of the outstanding notes from BlackRock and subsequently retired the notes. The term loan does not require any principal payments; however, we have the option to prepay $1.5 million per quarter beginning July 2022. As of September 30, 2022, the term loan had a balance of $59.0 million and an interest rate of 11.19%.
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
On August 12, 2022, the partnership distributed $10.7 million to unitholders of record as of August 5, 2022, related to the quarterly cash distribution of $0.45 per unit that was declared on July 21, 2022, for the quarter ended June 30, 2022.
On October 20, 2022, the board of directors of the general partner declared a quarterly cash distribution of $0.455 per unit, or approximately $10.8 million, for the quarter ended September 30, 2022. The distribution is payable on November 14, 2022, to unitholders of record at the close of business on November 4, 2022.
Effects of Inflation
While inflation has increased relative to recent years, we do not expect it to have a material impact on our future results of operations. However, inflation has and may continue to impact the interest rate environment in which we operate resulting in a higher cost of capital. See Item 3 below for additional information related to interest rate risk.
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements associated with our railcar fleet. Aggregate minimum lease payments under these operating lease agreements for future fiscal years as September 30, 2022 totaled $41.1 million. Refer to Note 9 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.

Critical Accounting Policies and Estimates
Critical accounting policies relating to leases and impairment of goodwill are impacted significantly by judgments, assumptions and estimates used to prepare our consolidated financial statements. Information about our critical accounting policies and estimates is included in our 2021 annual report.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.
Interest Rate Risk
We are exposed to interest rate risk through our credit facility, which bears interest at variable rates. At September 30, 2022, we had $59.0 million outstanding under our credit facility. A 10% change in interest rates would affect our interest expense by approximately $0.7 million per year, assuming no changes in the amount outstanding or other variables.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
According to the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022; the year through which the statutorily prescribed volumes run. While conventional ethanol maintained 15 billion gallons, 2019 was the second consecutive year that the total RVO was more than 20% below the statutory volumes levels. Thus, the EPA was expected to initiate a reset rulemaking, and modify statutory volumes through 2022, and do so based on the same factors they are to use in setting the RVOs post-2022. However, on December 19, 2019, the EPA announced it would not be moving forward with a reset rulemaking. It is unclear when or if they will propose a reset rulemaking. The EPA has stated an intention to propose a post-2022 set rulemaking by November 16, 2022, and finalize by June 14, 2023, in compliance with a consent decree from the U.S. District Court for D.C.

Volumes can also be impacted as small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal. A small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day.
Our parent’s operations, and consequently our operations, could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits that may reduce the RFS mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 set rulemaking, the point of obligation for blending, or SREs. A recent Supreme Court ruling held that the small refineries can continue to apply for an extension of their waivers from the RFS, even if they have not been awarded a continuous string of exemptions, though the current EPA, in conjunction with the RVO rulemaking for 2020, 2021 and 2022, denied all pending SREs. There are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings. A recent D.C. Circuit Court of Appeals ruling held that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year. Notwithstanding, on April 12, 2022, the President announced that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the June 1 to September 15 period. As of this filing, E15 is sold year-round at approximately 2,743 stations in 31 states.
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
Future demand may be influenced by economic incentives to blend based on the relative value of gasoline versus ethanol, taking into consideration the octane value of ethanol, environmental requirements and the value of RFS credits or RINs. A significant increase in supply beyond the RFS mandate could have an adverse impact on ethanol prices. Moreover, any changes to RFS, whether by legislation, EPA action or lawsuit, originating from issues associated with the market price of RINs could negatively impact the demand for ethanol, discretionary blending of ethanol and/or the price of ethanol. Prior actions by the EPA to grant SREs without accounting for the lost gallons, for example, resulted in lower RIN prices. Similarly, proposals to reduce annual RVO levels could also lead to lower RIN prices.
To the extent federal or state laws or regulations are modified and/or enacted, it may result in the demand for ethanol being reduced, which could negatively and materially affect our parent’s, and consequently our, financial performance.
Regulatory and/or railroad tariff changes may result in additional costs, equipment issues, service delays and/or facility improvements to satisfy customers' requirements to mitigate increased rail rates.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. In 2015, the DOT announced final rules which call for enhanced tank car standards known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule for retrofitting or replacing older tank cars carrying crude oil and ethanol. The rule also establishes new braking standards that are intended to reduce the severity of accidents. These regulations will result in upgrades or replacements of our railcars, and may have an adverse effect on our operations as lease costs for railcars may increase over the long term. The deadline for compliance with DOT specification 117 is May 1, 2023. As of September 30, 2022, approximately 74% of our 2,500 railcars were DOT 117 compliant. Our railcars are also subject to federally-mandated tank car requalification, which requires inspection, repairs and upgrades to our current railcar fleet every ten years. Due to these regulatory standards, as well as any potential modifications that may be issued in the future, existing railcars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product. Since we cannot charge our customers for railcars that are out of service, a significant increase in out of service railcars could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions. Additionally, railroads may make tariff adjustments and specifically have modified their tariffs to incent larger unit trains that in some instances may require modifications to our terminals to accommodate these larger unit trains. Tariff changes of this nature may result in customers’ unwillingness to renew contracts with us if such improvements are not made. The foregoing could have an adverse impact on our financial condition, results of operations, cash flows and ability to make distributions.

Rail logistical or labor problems may delay the delivery of our customers’ products.
Rail labor issues or weather related incidents, particularly snow and flooding, can cause increased transit times and result in rail congestion at destinations. In the past, rail delays have caused some ethanol plants to slow or suspend production. If railroad performance is inadequate, we may face delays in shipping railcars to and from our parent’s ethanol production plants, which may affect our ability to transport product. Rail logistical problems due to circumstances outside of the control or us or our customers could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Directors may surrender units when restricted unit awards are vested to satisfy income tax withholding obligations.
The following table lists the units that were surrendered during the third quarter of 2022:

Period	Total Number of Shares Withheld	Average Price per Share
July 1 - July 31	538	$12.18
August 1 - August 31	—	—
September 1 - September 30	—	—
Total	538	$12.18
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1	Amendment No. 6 to Rail Transportation Services Agreement, dated August 16, 2022, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements
104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: November 3, 2022	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2022	By:	/s/ James E. Stark
James E. Stark
Chief Financial Officer
(Principal Financial Officer)