Form 10-K
period 2022-12-31
Green Plains Partners LP
filed 2023-02-10
CIK 1635650

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No
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
☐ Yes ☒ No
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2022, based upon the last sale price of the common units on such date, was approximately $139.2 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.
As of February 7, 2023, the registrant had 23,246,822 common units outstanding.

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
Factors that could cause actual results to differ from those expressed or implied are discussed in this report under Item 1A – Risk Factors or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; disruption caused by health epidemics, such as the COVID-19 outbreak; and other risk factors detailed in our reports filed with the SEC.
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
As of December 31, 2022, our parent owns a 48.8% limited partner interest in us, consisting of 11,586,548 common units, a 2.0% general partner interest and all of our incentive distribution rights. The public owns the remaining 49.2% limited partner interest. The following diagram depicts our simplified organizational structure at December 31, 2022:

Green Plains Inc.
(NASDAQ: GPRE)
(Our Parent)
100% ownership interest
Green Plains Holdings LLC
(our General Partner)
Incentive Distribution Rights
Public Unitholders
48.8% limited partner interest
(11.6 million common units)
2% general partner interest
49.2% limited partner interest
(11.7 million common units)
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
We currently own or lease 27 ethanol storage tanks and approximately 43 acres of land. Our storage tanks are located at or near our parent’s 11 ethanol plants in Illinois, Indiana, Iowa, Minnesota, Nebraska, and Tennessee.
Our ethanol storage tanks have combined storage capacity of 25.1 mmg and aggregate throughput capacity sufficient to support our parent’s annual production capacity of 958 mmgy. For the year ended December 31, 2022, our parent operated its ethanol production facilities at an average utilization rate of approximately 91%. The following table presents additional ethanol production plant details by location:

Plant Location	Initial Operation or Acquisition Date	Major Rail Line Access	Plant Production Capacity (mmgy)	On-Site Ethanol Storage Capacity (thousands of gallons)
Atkinson, Nebraska	June 2013	BNSF	55	2,074
Central City, Nebraska	July 2009	Union Pacific	116	2,250
Fairmont, Minnesota	Nov. 2013	Union Pacific	119	3,124
Madison, Illinois	Sep. 2016	Port Harbor	90	2,855
Mount Vernon, Indiana	Sep. 2016	Evansville Western	90	2,855
Obion, Tennessee	Nov. 2008	Canadian National	120	3,000
Otter Tail, Minnesota	Mar. 2011	BNSF	55	2,000
Shenandoah, Iowa	Aug. 2007	BNSF	82	1,524
Superior, Iowa	July 2008	Union Pacific	60	1,238
Wood River, Nebraska	Nov. 2013	Union Pacific	121	3,124
York, Nebraska	Sep. 2016	BNSF	50	1,100
Total			958	25,144
Terminal and Distribution Services. We own and operate two fuel terminals in Alabama and Mississippi with combined total storage capacity of approximately 6.7 mmg and access to major rail lines. We also own approximately five acres of land and lease approximately 29 acres of land where our fuel terminals are located. Ethanol and other products are transported to our terminals primarily by rail and shipped from our terminals by truck to third parties, including refiners, blenders and other obligated and non-obligated parties. For the year ended December 31, 2022, the aggregate throughput at these facilities was approximately 198.8 mmg.
The following table presents additional fuel terminal details by location:

Fuel Terminal Facility Location	Major Rail Line Access	On-Site Storage Capacity (thousands of gallons)	Throughput Capacity (mmgy)
Birmingham, Alabama - Unit Train Terminal	BNSF	6,542	300
Collins, Mississippi	Canadian National	180	180
		6,722	480
Transportation and Delivery. Ethanol deliveries to distant markets are shipped using major U.S. rail carriers that can switch cars to other major railroads or barge delivery to national or international ports. Our railcar volumetric capacity is used to transport product primarily from our ethanol storage facilities and third-party production facilities to fuel terminals, including our own, international export terminals and refineries located throughout the United States. As of December 31, 2022, our leased railcar fleet consisted of approximately 2,500 railcars with an aggregate capacity of 75.0 mmg. We expect our railcar volumetric capacity to fluctuate over the normal course of business as our existing railcar leases expire and we enter into or acquire new railcar leases.

We also own and operate a fleet of 19 trucks and tankers that transport ethanol and other products.
Segments
Our operations consist of one reportable segment and are conducted solely in the U.S. See Item 8 - Financial Statements and Supplementary Data for financial information about our operations and assets.
Our Relationship with Green Plains
Green Plains is one of the largest ethanol producers in North America with 11 operating dry mill plants, with the capacity to produce approximately 958 million gallons of ethanol per year. Our parent is transitioning from a commodity-processing business to a value-added agricultural technology company creating sustainable, high value feed ingredients, renewable feedstocks for advanced biofuels and dextrose for use in the emerging bio-economy.
We benefit significantly from our relationship with our parent. Our assets are the principal method of storing and delivering the ethanol our parent produces. Our commercial agreements with Green Plains Trade account for a substantial portion of our revenues. In 2022, our parent completed a modernization and upgrade initiative resulting in improved operational reliability at certain of its facilities, including reductions in natural gas, electricity, and water usage.
Our parent has a majority interest in us through the ownership of our general partner and a 48.8% limited partner interest, as well as all of our incentive distribution rights. We believe our parent will continue to support the successful execution of our business strategies given its significant ownership in us and the importance of our assets to Green Plains’ operations.
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

Terminal Services Agreement. Under our terminal services agreement for the Birmingham facility, effective through December 31, 2022, Green Plains Trade is obligated to throughput a minimum volume of approximately 8.3 mmg per month of ethanol and other fuels and pay associated throughput fees, as well as fees for ancillary services. The agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 90 days prior to the end of the remaining primary or renewal term. Other terminal services agreements with Green Plains Trade also contain minimum volume commitments with various remaining terms.
Rail Transportation Service Agreement. Under our rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade, to nominated delivery points, and pay an average monthly fee of approximately $0.0304 per gallon for all railcar volumetric capacity provided over the remaining life of the agreement. The minimum railcar volumetric capacity commitment we provide to Green Plains Trade for our leased railcar fleet is approximately 75.0 mmg and the weighted average remaining term of all railcar lease agreements is 3.5 years. At December 31, 2022, the remaining term of our rail transportation services agreement with Green Plains Trade was 6.5 years. The rail transportation services agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 360 days prior to the end of the remaining primary or renewal term.
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
Trucking Transportation Agreement. Under our trucking transportation agreement, Green Plains Trade pays us to transport ethanol and other fuels by truck from identified receipt points to various delivery points. Green Plains Trade is obligated to pay a monthly trucking transportation services fee equal to the aggregate amount of product volume transported in a calendar month multiplied by the applicable rate for each truck lane, which is defined as a specific route between point of origin and point of destination. Rates for each truck lane are negotiated based on product, location, mileage and other factors, including competitive factors. At December 31, 2022, the remaining term of our trucking transportation agreement was five months. The trucking transportation agreement will automatically renew for successive one-year renewal terms unless either party provides written notice of its intent to terminate the agreement at least 30 days prior to the end of the remaining primary or renewal term.
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

Advantageous Relationship with Our Parent. Our assets are the principal method of storing and delivering the ethanol our parent produces, and the related agreements with Green Plains Trade include minimum volume or take-or-pay capacity commitments. Furthermore, as owner of a 48.8% limited partner interest in us and our general partner interest, as well as all of our incentive distribution rights, our parent directly benefits from our growth, which provides an incentive to pursue projects that directly or indirectly enhance the value of our business and assets. This can be accomplished through organic expansion, accretive acquisitions or the development of downstream distribution services.
Quality Assets. Our ethanol storage and fuel terminal assets are strategically located in eight states near major rail lines and barge service, which minimizes our exposure to weather-related downtime and transportation congestion and enables access to markets across the United States. Given the nature of our assets, we expect to incur only modest maintenance-related expenses and capital expenditures in the near future.
Proven Management Team. Each member of our senior management team is an employee of our parent who also devotes time to manage our business affairs. We believe the commercial, operational and financial expertise of our senior management team allows us to successfully execute our business strategies.
Business Strategy
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

Amendment to the Amended and Restated Credit Agreement
On February 11, 2022, the Amended Credit Facility was modified to allow the partnership to repurchase outstanding notes. At that time, the partnership purchased $1.0 million of the outstanding notes from BlackRock and subsequently retired the notes, reducing the term loan balance to $59.0 million.
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
Major Customer
We are highly dependent on Green Plains Trade and anticipate deriving a substantial portion of our revenues from them in the foreseeable future. Revenues from Green Plains Trade totaled approximately $75.8 million, or 95.0%, $74.2 million, or 94.6%, and $78.5 million, or 94.2% of our total revenues, during the years ended December 31, 2022, 2021 and 2020, respectively. Accordingly, we are indirectly subject to the business risks of Green Plains Trade and any development that materially and adversely affects its operations, financial condition or market reputation. For additional information, please refer to Item 1A - Risk Factors—Risks Related to Our Business and Industry and Risks Related to an Investment in Us.
Regulatory Matters
Government Ethanol Programs and Policies
We are sensitive to governmental policies that impact ethanol, feedstocks for renewable fuels and decarbonization, which in turn may impact the volume of ethanol and other ingredients our parent produces. Legislation and regulatory rule making at the federal, state, and international level can impact our parent and us. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
See further discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Employees
We do not have any direct employees. We are managed and operated by the executive officers of our general partner, who are also officers of our parent, and our general partner’s board of directors. Our general partner and its affiliates have approximately 32 full-time equivalent employees under its direct management and supervision supporting our operations.
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
Green Plains Trade may suspend, reduce or terminate its commercial agreement obligations with us in certain circumstances.
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
Accordingly, there are a broad range of events that could result in our no longer being required to store, throughput or transport Green Plains Trade’s minimum commitments and Green Plains Trade no longer being required to pay the full amount of fees that would have been associated with its minimum commitments. Neither our parent nor Green Plains Trade, which we have no control over, is required to pursue a business strategy that favors us or utilizes our assets. They could elect to decrease production, shutdown, or reconfigure an ethanol plant. Furthermore, a single event or business decision relating to one of our parent’s ethanol plants could have an impact on the commercial agreements with us. These actions, as well the other activities described above, could result in a reduction or suspension of Green Plains Trade’s obligations under the commercial agreements. Any such action would have a material adverse effect on our financial condition, results of operations, cash flows, and ability to make unitholder distributions.
We may not have sufficient cash from operations following the establishment of cash reserves and payment of fees and expenses, including cost reimbursements to our general partner and its affiliates, to enable us to pay quarterly distributions to our unitholders.
We may not generate sufficient cash flows each quarter to enable us to pay quarterly distributions. We do not have a legal obligation to pay any distribution except to the extent we have available cash as defined in our partnership agreement. The amount of cash we can distribute on our units depends on the amount of cash we generate from our operations, which fluctuates from quarter to quarter based on (1) the volume of ethanol and other fuels we handle; (2) the fees associated with the volumes and capacity we handle; (3) payments associated with the minimum commitments under our commercial agreements with Green Plains Trade, (4) timely payments by Green Plains Trade and other third parties; and (5) prevailing economic conditions. The cash we have available for distribution also depends on other factors, some of which are beyond our control, including: (1) the amount of our operating expenses and general and administrative expenses, including reimbursements to our general partner in respect of those expenses; (2) our capital expenditures; (3) cost of acquisitions and organic growth projects; (4) our debt service requirements and other liabilities; (5) fluctuations in our working capital needs; (6) our ability to borrow funds and access capital markets; (7) restrictions contained in our credit facility and other debt service requirements; (8) the cash reserves established by our general partner; and (9) other business risks affecting our cash levels.
Ethanol production and marketing is a highly competitive business subject to changing market demands and regulatory environments. Change in our parent’s business or financial strategy to meet such demands or requirements may negatively impact us.
Ethanol storage, transportation and marketing is highly competitive. In the U.S., our parent competes with farmer cooperatives, corn processors and refiners. There is also risk of foreign competition that may be able to produce ethanol at lower input costs than our parent. As part of its total transformation, our parent is changing its focus of its operations by developing new types of facilities, suspending or reducing certain operations, modifying or closing facilities and/or terminating operations. Changes may be considered to meet market demands, to satisfy regulatory requirements, such as climate, or environmental issues, or safety objectives, to improve operational efficiency or for other reasons. Our parent actively manages its assets and operations, and, therefore, changes of some nature, possibly material to its business relationship with us, are likely to occur at some point in the future.
Neither our parent nor Green Plains Trade is obligated to use our services with respect to volumes or volumetric capacity in excess of the applicable minimum commitment under the respective commercial agreements. Furthermore, we may be unable to renew or extend our commercial agreements with Green Plains Trade or renew them on favorable terms.
Our ability to distribute a quarterly distribution to our unitholders will be adversely affected if we do not receive, store, transfer, transport or deliver additional volumes or use volumetric capacity for Green Plains Trade or other third parties at our ethanol storage facilities, at our fuel terminal facilities or on our railcars. In addition, the remaining term of Green Plains Trade’s obligations under each agreement extends for approximately 6.5 years in the case of the storage and throughput agreement, 6.5 years in the case of the rail transportation services agreement, 1.0 year in the case of the terminal services agreements that provide for minimum commitments, and five months in the case of the trucking transportation agreement. If, at the end of the remaining term, our parent and Green Plains Trade elect not to extend these agreements and, as a result, fail to use our assets and we are unable to generate additional revenues from third parties, our ability to pay cash distributions to our unitholders will be reduced. Furthermore, any renewal of the commercial agreements with Green Plains Trade may not be on favorable commercial terms. To the extent we are unable to renew the commercial agreements with Green Plains Trade on terms that are favorable to us, our revenue and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.
Green Plains Trade’s minimum take-or-pay capacity commitment under the rail transportation services agreement will be reduced proportionately as our railcar leases expire if we do not enter into new rail transportation services agreements.
We lease our fleet of railcars from several lessors pursuant to lease agreements with remaining terms ranging from less than one year to approximately five years with a weighted average remaining term of 3.5 years. As our railcar lease agreements expire, the respective capacity of those expired leases will no longer be subject to the rail transportation services agreement, and Green Plains Trade’s minimum take-or-pay capacity commitment will be reduced proportionately. Of our current leased railcar fleet, 28.8%, 13.6%, and 22.1% of the railcar volumetric capacity have terms that expire in the years ended December 31, 2023, 2024, and 2025, respectively, or approximately 64.5% of our total current railcar volumetric capacity during that time frame. If at the end of the terms under the lease agreements, we do not enter into new commercial arrangements with respect to rail transportation services, our revenues and cash flows could decline and our ability to pay cash distributions to our unitholders could be materially and adversely affected.
Railcars used to transport ethanol and other fuels will need to be retrofitted or replaced to meet new rail safety standards.
In 2015, the DOT announced final rules which call for enhanced tank car standards known as the DOT specification 117, or DOT-117 tank car, and establishes a schedule for retrofitting or replacing older tank cars carrying crude oil and ethanol. These regulations will result in upgrades or replacements of our railcars, and may have an adverse effect on our operations as lease costs for railcars may increase over the long term. The deadline for compliance with DOT specification 117 is May 1, 2023. As of December 31, 2022, approximately 87% of our 2,500 railcars were DOT 117 compliant.
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
Rail labor issues or weather related incidents, particularly snow and flooding, can cause increased transit times and result in rail congestion at destinations. In the past, rail delays have caused some ethanol plants to slow or suspend production. If railroad performance is inadequate, we may face delays in shipping railcars to and from our parent’s ethanol plants, which may affect our ability to transport product. Rail logistical problems outside of our control or our customers could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions.
If the U.S. were to withdraw from or materially modify certain international trade agreements, our business, financial condition and results of operations could be materially adversely affected.
Ethanol is exported to Canada, South Korea, India, Mexico, Brazil and other countries. The past administration expressed antipathy towards many existing international trade agreements and has significantly increased tariffs on goods imported into the U.S., which in turn led to retaliatory actions on US exports. Such trade issues may have a material effect on our parent’s, and consequently our, business, financial condition and results of operations.
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
Our and our parent’s operations are subject to extensive air, water and other environmental regulation. Our parent obtained a number of environmental permits to construct and operate its ethanol plants. Ethanol production involves the emission of various airborne pollutants. In addition, governing state agencies could impose conditions or other restrictions in the permits that are detrimental to our parent and us or which increase our parent’s costs above those required for profitable operations. Any such event could have a material adverse effect on our operations, cash flows and financial position.
Our assets and operations are subject to federal, state, and local laws and regulations relating to environmental protection and safety that may require substantial expenditures.
Our assets and operations involve the receipt, storage, transfer, transportation and delivery of ethanol, which is subject to stringent federal, state and local laws and regulations governing operational safety and the discharge of materials into the environment. Our business involves the risk that ethanol and other fuels may gradually or suddenly be released into the environment. To the extent not covered by insurance or an indemnity, responding to the release of regulated substances, including releases caused by third parties, into the environment may cause us to incur potentially material expenditures related to response actions, government penalties, natural resources damages, personal injury or property damage claims from third parties and business interruption. Our operations are also subject to strict federal, state and local laws and regulations related to protection of the environment that require us to comply with various safety requirements regarding the design, installation, testing, construction and operational management of our assets. Compliance with such laws and regulations may cause us to incur potentially material capital expenditures associated with the construction, maintenance and upgrading of equipment and facilities. Our failure to comply with any environmental or safety-related regulations could result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liabilities could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions.

Future demand for ethanol is uncertain and changes in federal mandates, public perception, global political or economic events, climate concerns related to fossil fuels, consumer acceptance and overall consumer demand for transportation fuel could affect demand.
There are limited markets for ethanol beyond the federal mandates and further consumer acceptance of E15 and E85 fuels may be necessary before ethanol can achieve significant market share growth. Discretionary and E85 blending are important secondary markets. Discretionary blending is often determined by the price of ethanol relative to gasoline, and availability to consumers. When discretionary blending is financially unattractive, the demand for ethanol may be reduced. Demand for ethanol is also affected by overall demand for transportation fuel and with fossil fuels under pressure due to climate change concerns, which may adversely affect ethanol demand. Global events, such as COVID-19, which has disrupted supply chains and at times travel, and such as the war in Ukraine and sanctions associated therewith, which have disrupted customary product flows, exports and prices, all which impact the demand and supply of fossil fuels and in turn, for ethanol. Consumer demand for gasoline may be impacted by emerging transportation trends, such as electric vehicles or ride sharing. Additionally, factors such as over-supply of ethanol, which has been the case for some time, may continue to negatively impact our parent’s business. Reduced demand for ethanol may depress the value of our parent’s products, erode its margins, and reduce our parent’s, and consequently our, ability to generate revenue or operate profitably.
Government mandates affecting ethanol could change and impact the ethanol market.
The RFS mandates the minimum volume of renewable fuels that must be blended into the transportation fuel supply each year which affects the domestic market for ethanol. Each year the EPA is supposed to undertake rulemaking to set the RVO for the following year, though at times months or years pass without a finalized RVO. Further, the EPA has the authority to waive the requirements, in whole or in part, if there is inadequate domestic renewable fuel supply or the requirement severely harms the economy or the environment. After 2022, volumes shall be determined by the EPA in coordination with the Secretaries of Energy and Agriculture, taking into account such factors as impact on environment, energy security, future rates of production, cost to consumers, infrastructure, and other factors such as impact on commodity prices, job creation, rural economic development, or impact on food prices. The EPA also has the authority to set volumes for multiple years at a time, rather than annually as required prior to 2022.
The EPA has stated an intention to finalize a post-2022 set rulemaking by June 14, 2023, in compliance with a consent decree from the U.S. District Court for D.C.
Volumes can also be impacted as small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA, can grant them a full or partial waiver, or deny it outright within 90 days of submittal.
Our parent’s operations, and consequently our operations, could be adversely impacted by legislation, administration actions, EPA actions, or lawsuits that may reduce the RFS mandated volumes of conventional ethanol and other biofuels through the annual RVO, the 2022 set rulemaking, the point of obligation for blending, or SREs. A recent Supreme Court ruling held that the small refineries can continue to apply for an extension of their waivers from the RFS, even if they have not been awarded a continuous string of exemptions, though the current EPA, in conjunction with the RVO rulemaking for 2020, 2021, and 2022, denied all pending SREs, a stance they have reiterated in the proposed 2023, 2024, and 2025 rulemakings. There are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings.
The D.C. Circuit Court of Appeals ruled that the EPA overstepped its authority in extending the one pound Reid Vapor Pressure waiver for 10% ethanol blends to 15% ethanol blends in the summer, effectively limiting summertime sales of ethanol blends above 10% to FFVs from June 1 to September 15 each year. Notwithstanding, on April 12, 2022, the President announced that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the June 1 to September 15 period. As of this filing, E15 is sold year-round at approximately 2,923 stations in 31 states.
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
We have a term loan facility which matures on July 20, 2026 and is subject to variable interest rates based on LIBOR. LIBOR was historically the basic rate of interest widely used as a reference for setting the interest rates on loans globally. We have and continue to use LIBOR as a reference rate for our credit facility. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, ceased the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and will cease the remaining U.S. dollar LIBOR settings immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new reference rate, the SOFR, calculated using short-term repurchase agreements backed by Treasury securities. The potential effect of any such event on interest expense cannot yet be determined. Our financial condition, results of operations, cash flows and ability to make distributions to our unitholders could be materially adversely affected by significant increases in interest rates.
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
Inflation may impact cost and/or availability of materials, inputs, and labor, which may adversely affect operating results.
We have experienced inflationary impacts on labor costs, wages, components, equipment, other inputs and services across our business and inflation and its impact could escalate in future quarters, many of which are beyond our control. Moreover, we have fixed price arrangements with our customers and are not able to pass those costs along in most instances. As such, inflationary pressures could have a material adverse effect on our performance and financial statements.
We could be adversely affected by cyber-attacks or failure of our or our parent’s internal computer network and applications to operate as designed.
We and our parent rely on network infrastructure and enterprise applications, and internal technology systems for our operations. These systems are subject to damage from natural disasters, power loss, telecommunication failures, cyber-attacks, viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data and could prevent us or our parent from fulfilling customers’ orders. While our parent did have a minor attack with minimal consequences in 2021, cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, directed at a company, its products, its customers and/or its third-party service providers. Despite the implementation of cybersecurity measures, our information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. While we believe we have taken reasonable efforts to protect ourselves, we cannot assure our unitholders that any of our or our parent’s backup systems would be sufficient. Any event that causes failures or interruption in systems could result in disruption of our or our parent’s business operations, have a negative impact on our parent’s and our operating results, which could negatively affect our financial condition, cash flows and ability to make distributions.
Our insurance policies do not cover all losses, costs or liabilities that we may experience, and insurance companies that currently insure companies in the energy industry may cease to do so or substantially increase premiums.
We are insured under the property, liability and business interruption policies of our parent, and are subject to the deductibles and limits. Our parent has acquired insurance that we believe to be adequate to prevent loss from material foreseeable risks. However, events may occur for which no insurance is available or for which insurance is not available on terms that are acceptable. Loss from an event may not be insured and may have a material adverse effect on our and our parent’s operations, cash flows and financial position. Additionally, certain of our parent’s ethanol plants and our storage tanks, as well as certain of terminal facilities are located within seismic and flood zones. We believe the design of these facilities have been modified to meet structural requirements for those regions of the country. Our parent has also obtained additional insurance coverage specific to earthquake and flood risks for the applicable facilities. However, there is no assurance that any such facility would remain in operation if a seismic or flood event were to occur. If we experience insurable events, our annual premiums could increase further or insurance may not be available at all. If significant changes in the number or financial solvency of insurance underwriters for the industry occur, we may be unable to obtain and maintain adequate insurance at a reasonable cost. We cannot assure our unitholders that we will be able to renew our insurance coverage on acceptable terms, if at all, or that we will be able to arrange for adequate alternative coverage in the event of non-renewal.
We could be adversely affected by terrorist attacks, threats of war or actual war.
Terrorist attacks, as well as events occurring in response to or in connection with them, including threats of war or actual war, may adversely affect our and our parent’s financial condition, results of operations, cash flows, and ability to make distributions to our unitholders. A direct attack on our parent’s assets, our assets, or assets used by us could have a material adverse effect on our financial condition, cash flows and ability to make distributions to our unitholders.
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
Our business continues to be impacted by the COVID-19 outbreak.
There are uncertainties from COVID-19 or similar pandemics that continue, and include the severity of the virus and additional variants; the duration of the outbreak; federal, state or local governmental regulations or other actions which could impact our operations; the effect on customer demand resulting in a decline in the demand for our parent’s products; impacts on supply chain and potential limitations of supply of our parent’s feedstocks; interruptions of rail and distribution systems and delays in the delivery of product; the health of our workforce, and our ability to meet staffing needs for our operations; and volatility in the credit and financial markets. Specifically, we have experienced throughput fluctuations, primarily driven by fluctuating demand for our parent’s products, and rail disruptions. Any of the foregoing may have an adverse impact our business, operations and/or profitability. We continue to actively manage our response and assess potential impacts to our future financial position and operating results. While many restrictions have been lifted, it is not possible for us to predict if any risks could return that could affect our business, or how any additional measures could impact our operations or those of our parent. The COVID-19 pandemic and related economic repercussions have created significant volatility, uncertainty, and turmoil in the energy industry and could impact our future financial position and operations, including those of our parent, and could adversely impact on our profitability.
Risks Related to an Investment in Us
Our parent owns and controls our general partner, which has sole responsibility for conducting our business and managing our operations. Our general partner and its affiliates, including our parent and Green Plains Trade, have conflicts of interest and limited duties to us and our unitholders. They may favor their own interests to our detriment and that of our unitholders.
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
Except as provided in our omnibus agreement, affiliates of our general partner, including our parent and Green Plains Trade, may compete with us, and have any obligations to present business opportunities to us.
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
Our general partner intends to limit its liability under contractual arrangements so that the counterparties to such arrangements have recourse only against our assets and not against our general partner or its assets. Our general partner may therefore cause us to incur indebtedness or other obligations that are nonrecourse to our general partner. Our partnership agreement provides that any action taken by our general partner to limit its liability is not a breach of our general partner’s duties, even if we could have obtained more favorable terms without the limitation on liability. In addition, we are obligated to reimburse or indemnify our general partner to the extent that it incurs obligations on our behalf. Any such reimbursement or indemnification payments would reduce the amount of cash otherwise available for distribution to our unitholders.
Ongoing cost reimbursements and fees due to our general partner and its affiliates for services provided, which are determined by our general partner in its sole discretion, are substantial and reduce the amount of cash that we have available for distribution to our unitholders.
Prior to making distributions on our common units, we reimburse our general partner and its affiliates for expenses they incur on our behalf. These expenses include all costs incurred by our general partner and its affiliates in managing and operating us, including costs for rendering certain management, maintenance and operational services to us, reimbursable pursuant to the operational services and secondment agreement. Our partnership agreement provides that our general partner determines the expenses that are allocable to us in good faith. Under the omnibus agreement, we have agreed to reimburse our parent for certain direct or allocated costs and expenses incurred by our parent in providing general and administrative services in support of our business. In addition, under Delaware partnership law, our general partner has unlimited liability for our obligations, such as our debts and environmental liabilities, except for our contractual obligations that are expressly made without recourse to our general partner. To the extent our general partner incurs obligations on our behalf, we are obligated to reimburse or indemnify it. If we are unable or unwilling to reimburse or indemnify our general partner, our general partner may take actions to cause us to make payments of these obligations and liabilities. Payments to our general partner and its affiliates, are substantial and reduce the amount of cash otherwise available for distribution to our unitholders.
Our partnership agreement requires we distribute our available cash, which could limit our growth ability to make acquisitions.
Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we rely primarily upon external financing sources to fund our expansion capital expenditures and acquisitions. Therefore, to the extent that we are unable to finance growth externally, our cash distribution policy significantly impairs our ability to grow. In addition, because we distribute all of our available cash, our growth may not be as fast as businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional partnership interests in connection with any acquisitions or expansion capital expenditures or as in-kind distributions, our current unitholders will experience dilution and the payment of distributions on those additional partnership interests may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement, and we do not anticipate that there will be limitations in our credit facility, on our ability to issue additional partnership securities, including units senior to the common units. The incurrence of additional commercial borrowings or debt to finance our growth strategy would result in increased debt service costs which, in turn, may impact the available cash that we have to distribute to our unitholders.
Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties and restricts remedies available to holders.
Per Delaware law, our partnership agreement contains provisions that eliminate fiduciary standards that our general partner would otherwise be held to by state law and replaces those duties with different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, or otherwise, free of any duties to us and our unitholders. It has no duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. Our partnership agreement contains provisions that restrict the remedies available to our unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, any action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, and is not subject to any higher standard imposed by Delaware law, or any other law, rule or regulation, or at equity; our general partner does not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith; our general partner and its officers and directors are not liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was unlawful; and our general partner is not in breach of its obligations under the partnership agreement or its duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved by the Conflicts Committee of the board of directors of our general partner, although our general partner is not obligated to seek such approval; approved by a majority vote of the outstanding common units, excluding common units owned by our general partner and its affiliates; or otherwise meets standards set forth in our partnership agreement.
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
Our partnership agreement provides that, with certain limited exceptions, the Delaware Court of Chancery will be the exclusive forum for any claims, suits, actions or proceedings (1) arising out of or relating in any way to our partnership agreement (2) brought in a derivative manner on our behalf; (3) asserting a claim of breach of a duty owed by any director, officer or other employee of us or our general partner, or owed by our general partner, to us or the limited partners; (4) asserting a claim arising pursuant to any provision of the Delaware Revised Uniform Limited Partnership Act, or the Delaware Act; or (5) asserting a claim against us governed by the internal affairs doctrine, each referred to as a unitholder action. By purchasing a common unit, a limited partner is irrevocably consenting to these limitations and provisions regarding unitholder actions and submitting to the exclusive jurisdiction of the Court of Chancery of the State of Delaware (or such other court) in connection with any such unitholder actions. These provisions may have the effect of discouraging lawsuits against us and our general partner’s directors and officers that may otherwise benefit us and our unitholders.
Our partnership agreement provides that any unitholder bringing certain unsuccessful unitholder actions is obligated to reimburse us for any costs we have incurred in connection with such unsuccessful unitholder action.
If any unitholder brings any unitholder action and such person does not obtain a judgment on the merits that substantially achieves the full remedy sought, then such person shall be obligated to reimburse us and our affiliates for all fees, costs and expenses of every kind and description, including but not limited to all reasonable attorneys’ fees and other litigation expenses, that the parties may incur in connection with such action. A limited partner or any person holding a beneficial interest in us (whether through a broker, dealer, bank, trust company or clearing corporation or an agent of any of the foregoing or otherwise) is subject to these provisions. By purchasing a common unit, a limited partner is irrevocably consenting to these potential reimbursement obligations regarding unitholder actions. The reimbursement provision in our partnership agreement is not limited to specific types of unitholder action but is rather potentially applicable to the fullest extent permitted by law. Such reimbursement provisions are relatively new and untested. The case law and potential legislative action on these types of reimbursement provisions are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such provisions. It is unclear how courts might apply the standard that a claiming party must obtain a judgment that substantially achieves, in substance and amount, the full remedy sought. The application of our reimbursement provision in connection with such unitholder actions, if any, depends in part on future developments of the law. This uncertainty may have the effect of discouraging lawsuits against us and our general partner’s directors and officers that might otherwise benefit us and our unitholders. In addition, given the unsettled state of the law related to reimbursement provisions, such as ours, we may incur significant additional costs associated with resolving disputes with respect to such provision, which could adversely affect our business and financial condition.
Our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units to it in connection with resetting of target distribution levels for its incentive distribution rights, without approval of the Conflicts Committee or the holders of our common units, which could result in lower distributions to holders of our common units.
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
Our general partner has limited call rights that may require unitholders to sell common units at an undesirable time or price.
If at any time our general partner and its affiliates own more than 80% of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price equal to the greater of (1) the average of the daily closing price of the common units over the 20 trading days preceding the date three business days before notice of exercise of the call right is first mailed and (2) the highest per-unit price paid by our general partner or any of its affiliates for common units during the 90-day period preceding the date such notice is first mailed. As a result, our unitholders may be required to sell their common units at an undesirable time or price and may not receive any return, or may receive a negative return, on their investment. Our unitholders may also incur a tax liability upon a sale of their common units. Our general partner is not obligated to obtain a fairness opinion regarding the value of the common units to be repurchased by it upon exercise of the limited call right. There is no restriction in our partnership agreement that prevents our general partner from issuing additional common units and exercising its call right. Our parent currently does not have sufficient ownership to exercise the call right.
Our unitholders have limited voting rights and are not entitled to elect our general partner or the board of directors of our general partner, which could reduce the price at which our common units trade.
Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. Our unitholders did not elect our general partner or the board of directors of our general partner, and have no right to elect our general partner or the board of directors of our general partner on an annual or other continuing basis. The board of directors of our general partner, including its independent directors, is chosen by the member of our general partner. Furthermore, if our unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our partnership agreement also contains provisions limiting the ability of our unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting our unitholders’ ability to influence management. As a result, the price at which our common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.
Even if our unitholders are dissatisfied, they cannot remove our general partner without its consent.

Our unitholders are unable to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units is required to remove the general partner. Our parent currently does not have sufficient ownership to take such action.
Our partnership agreement eliminates the voting rights of certain unitholders owning 20% or more of our common units.
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
Our general partner may transfer its general partner interest to a third party in a merger or in a sale of all or substantially all of its assets without the consent of our unitholders. Furthermore, our partnership agreement does not restrict the ability of our parent from transferring all or a portion of its ownership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own choices and thereby exert significant control over the decisions made by the board of directors and officers. This effectively permits a “change of control” without the vote or consent of our unitholders. Our general partner may transfer all or a portion of its incentive distribution rights to a third party at any time without the consent of our unitholders, and such transferee shall have the same rights as the general partner relative to resetting target distributions if our general partner concurs that the test for resetting target distributions have been fulfilled. If our general partner transfers the incentive distribution rights to a third party, it may not have the same incentive to grow our partnership and increase quarterly distributions to our unitholders over time as it would if it had retained ownership of the incentive distribution rights. A transfer of incentive distribution rights by our general partner may reduce chances of our parent accepting offers relating to assets and our parent would have less incentive to grow our business, which in turn would impact our ability to grow.
We may issue additional partnership interests, including units that are senior to the common units, without unitholder approval, which would dilute our unitholders’ existing ownership interests.
Our partnership agreement does not limit the number of additional limited partner interests or general partner interests that we may issue at any time without the approval of our unitholders. The issuance by us of additional common units, general partner interests or other equity securities of equal or senior rank to our common units as to distributions or in liquidation or that have special voting rights or other rights, have the following effects: each unitholder’s proportionate ownership interest in us will decrease; the amount of distributable cash flow on each unit may decrease; because the amount payable to holders of incentive distribution rights is based on a percentage of the total distributable cash flow, the distributions to holders of incentive distribution rights will increase even if the per unit distribution on common units remains the same; the ratio of taxable income to distributions may increase; the relative voting strength of each previously outstanding unit may be diminished; claims of the common unitholders to our assets in the event of our liquidation may be subordinated; and market price of the common units may decline. Additional general partner issuances of interests may have the following effects, among others, if such general partner interests are issued to a person not an affiliate of our parent: management of our business may no longer reside solely with our current general partner; and affiliates of the newly admitted general partner may compete with us, and neither will have any obligation to send business opportunities to us.
Our general partner’s discretion in establishing cash reserves may reduce distributable cash flow to our unitholders.
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
If we distribute available cash from capital surplus, our minimum quarterly distribution will be proportionately reduced, and the target distribution relating to our general partner’s incentive distributions will be proportionately decreased.
Our distributions of available cash are characterized as derived from either operating surplus or capital surplus. Operating surplus as defined in our partnership agreement generally means amounts we have received from operations or “earned,” less operating expenditures and cash reserves to provide funds for our future operations. Capital surplus is defined in our partnership agreement as any distribution of available cash in excess of our cumulative operating surplus, and generally would result from cash received from non-operating sources such as sales of other dispositions of assets and issuances of debt and equity securities. Our partnership agreement treats a distribution of capital surplus as the repayment of the IPO initial unit price. Each time a distribution of capital surplus is made, the minimum quarterly distribution and the target distribution levels will be proportionately reduced. Because distributions of capital surplus will reduce the minimum quarterly distribution after any of these distributions are made, the effects of distributions of capital surplus may make it easier for our general partner to receive incentive distributions.
Unitholder liability may not be limited if a court finds that unitholder action constitutes control of our business.
A general partner generally has unlimited liability for the obligations of the partnership, except for those contractual obligations of the partnership that are expressly made without recourse to the general partner. Our partnership is organized under Delaware law, and we own assets and conduct business throughout much of the U.S. Our unitholders could be liable for any and all of our obligations as if they were a general partner if a court or government agency determines that we were conducting business in a state but had not complied with that particular state’s partnership statute; or unitholder rights to act with other unitholders to remove or replace the general partner, to approve some amendments to our partnership agreement or to take other actions under our partnership agreement constitute “control” of our business.

Our unitholders may have liability to repay distributions that were wrongfully distributed to them.
Under certain circumstances, our unitholders may have to repay amounts wrongfully distributed to them. Under Delaware law, we may not make a distribution to our unitholders if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Substituted limited partners are liable for the obligations of the assignor to make contributions to the partnership that are known to the substituted limited partner at the time it became a limited partner and for unknown obligations if the liabilities could be determined from the partnership agreement.
Our common unit price may fluctuate significantly, which could cause our unitholders to lose all or part of their investment.
As of December 31, 2022, there are 11,660,274 publicly traded common units. In addition, our parent owns 11,586,548 common units, representing an aggregate 48.8% limited partner interest in us. Our unitholders may not be able to resell their common units at or above their purchase price. Additionally, the lack of liquidity may result in wide bid-ask spreads, contribute to significant fluctuations in the market price and limit the number of investors who are able to buy the common units. Market price of our common units may decline below current levels. Market price of our common units may also be influenced by many factors, some of which are beyond our control. As a result, investors in our common units may not be able to resell their common units at or above the current trading price. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market and industry factors may materially reduce the market price of our common units, regardless of our operating performance.
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
Tax Risks to Our Unitholders
Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes. If the Internal Revenue Service were to treat us as a corporation for U.S. federal income tax purposes, this would subject us to entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.
The anticipated after-tax benefit of an investment in our units depends largely on treatment as a partnership for U.S. federal income tax purposes. It is possible in certain circumstances for a partnership such as ours to be treated as a corporation for U.S. federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity. If we were treated as a corporation for U.S. federal income tax purposes, we would pay U.S. federal income tax on our taxable income at the corporate tax rate and would likely pay state and local income tax at varying rates. Distributions to our unitholders would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to our unitholders. Because a tax would be imposed upon us, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Imposition of any such taxes may substantially reduce the distributable cash flow to our unitholders and after-tax return to our unitholders, likely causing a substantial reduction in the value of our units. Our partnership agreement provides that, if laws are enacted or modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for U.S. federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law.
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the U.S. federal income tax laws and interpretations thereof may be retroactively applied and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or any other proposals will ultimately be enacted or adopted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.
If the IRS were to contest the U.S. federal income tax positions we take, it may adversely impact the market for our common units, and the costs of any such contest would reduce distributable cash flow to our unitholders.
We have not requested a ruling from the IRS with respect to our treatment as a partnership for U.S. federal income tax purposes. The IRS may adopt positions that differ from the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the prices at which they trade. Moreover, the costs of any contest between us and the IRS will result in a reduction in distributable cash flow to our unitholders and thus will be borne indirectly by our unitholders. Large partnerships are required to pay federal tax deficiencies. A tax assessment paid by the partnership would reduce distributable cash flow available to unitholders, potentially for tax assessments related to years in which they did not own partnership units.
Even without cash distributions from us, our unitholders are required to pay taxes on their share of our taxable income.
Because our unitholders are treated as partners to whom we allocate taxable income, our unitholders’ allocable share of our taxable income is taxable to our unitholders, which may require the payment of U.S. federal income taxes and, in some cases, state and local income taxes, on our unitholders’ share of our taxable income even if our unitholders receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income or even equal to the actual tax liability that results from that income.
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
Because we cannot match transferors and transferees of common units and certain other reasons, we adopted depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to our unitholders. Our counsel is unable to opine as to the validity of such filing positions. It also could affect timing of these tax benefits or the amount of gain from common units sales and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

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
A unitholder whose common units are the subject securities' loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.
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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
On June 26, 2015, our common units began trading under the symbol “GPP” on Nasdaq. On July 1, 2015, we completed our IPO of 11,500,000 common units, representing limited partner interests, for $15.00 per common unit. The requirements under the partnership agreement for the conversion of all of the outstanding subordinated units into common units were satisfied upon the payment of the distribution with respect to the quarter ended June 30, 2018. Accordingly, the subordination period ended on August 13, 2018, the first business day after the date of the distribution payment, and all of the 15,889,642 outstanding subordinated units were converted into common units on a one-for-one basis. Our parent currently owns 11,586,548 common units, constituting a 48.8% limited partner ownership interest in us.
Holders of Record
We had five holders of record of our common units as of February 7, 2023, one of which holds 11,586,548 of the outstanding common units held by the public, including those held in street name.
Cash Distribution Policy
Quarterly distributions are made from available cash within 45 days after the end of each calendar quarter, assuming the partnership has available cash. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. For additional information on our cash distribution policy, please refer to Note 11 – Partners’ Equity to the consolidated financial statements in this report.
Issuer Purchases of Equity Securities
None.
Recent Sales of Unregistered Securities
None.
Equity Compensation Plans
Refer to Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding units authorized for issuance under equity compensation plans in this report.

Performance Graph
The following graph compares our cumulative total return on our common units to the cumulative total return of the S&P 500 Index and the Alerian MLP Index for each of the five years ended December 31, 2022. The graph assumes $100 was invested in each option at December 31, 2017, and that all dividends were reinvested. The Alerian MLP Index is a composite of the 50 most prominent master limited partnerships and is calculated using a float-adjusted, capitalization weighted methodology.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Green Plains Partners LP, the S&P 500 Index
and the Alerian MLP Index

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Green Plains Partners LP
S&P 500
Alerian MLP

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/17	12/18	12/19	12/20	12/21	12/22
Green Plains Partners LP	$100.00	$81.34	$94.42	$59.27	$112.44	$117.00
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Alerian MLP	100.00	87.58	93.32	66.55	93.28	122.12
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
According to the EIA, domestic ethanol production averaged 1.0 million barrels per day in 2022, which was 1% higher than the 0.99 million barrels per day in 2021. Refiner and blender input volume increased 1% to 884 thousand barrels per day for 2022, compared with 875 thousand barrels per day in 2021. Gasoline demand decreased 0.2 million barrels per day, or 3%, in 2022 compared to the prior year. U.S. domestic ethanol ending stocks increased by approximately 3.2 million barrels compared to the prior year, or 15%, to 24.6 million barrels as of December 31, 2022. As of this filing, according to Prime the Pump, there were approximately 2,923 retail stations selling E15 in 31 states, up from 2,555 at the beginning of the year, and approximately 386 suppliers at 113 pipeline terminal locations now offering E15 to wholesale customers.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through November 30, 2022, were approximately 1,277 mmg, up 13% from 1,126 mmg for the same period of 2021. Canada was the largest export destination for U.S. ethanol, accounting for 36% of domestic ethanol export volume, driven in part by their national clean fuel standard. South Korea, Netherlands, India and the United Kingdom accounted for 12%, 8%, 7% and 5%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.1 to 1.3 billion gallons in 2023, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. The recent strengthening of the U.S. Dollar relative to other currencies has the potential to adversely impact the U.S. ethanol competitiveness in the global market, which could also impact domestic ethanol prices.
Legislation and Regulation
We are sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other products we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, and make it more difficult to sell fuel blends with higher levels of ethanol. Bills have also been introduced to require higher levels of octane blending, and require car manufacturers to produce vehicles that can operate on higher ethanol blends. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol and other biofuels blended into the domestic fuel supply.

Federal mandates and state-level clean fuel programs supporting the use of renewable fuels are a significant driver of ethanol, biodiesel and renewable diesel demand in the U.S. Biofuel policies are influenced by concerns for the environment, diversifying the fuel supply, and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs and higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in U.S. surface transportation fleet market share. In addition, expansion of clean fuel programs in other states and countries, or a national low carbon fuel standard, could increase the demand for ethanol and other biofuels, depending on how they are structured.
The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on both our and our parent's business which we are continuing to evaluate. The legislation (1) created a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code, which runs from 2025 to 2027 of $1.00 per gallon, which could impact our parent's fuel ethanol, depending on the level of greenhouse gas reduction for each gallon; (2) created a new tax credit for sustainable aviation fuel of $1.25 to $1.75 per gallon, depending on the greenhouse gas reduction for each gallon, that could possibly involve some of our parent's low carbon ethanol through an alcohol to jet pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production Credit, where it qualifies for $1.75 per gallon); (3) expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each ton of carbon sequestered, which could impact our parent's carbon capture partnership and other potential carbon capture investments, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit, which could prove to be more valuable; (4) extended the biodiesel tax credit which could impact our parent's renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production credit, where all non sustainable aviation fuels qualify for up to $1.00 per gallon); (5) funded biofuel refueling infrastructure by $500 million, which could impact the availability of higher level ethanol blended fuel; (6) increased funding for working lands conservation programs for farmers by $20 billion; and (7) provided credits for the production and purchase of electric vehicles, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in this law, including investment tax credits for construction of clean energy infrastructure, that could impact our and our parent's overall competitiveness.

The RFS sets a floor for biofuels use in the United States. When the RFS was established in 2010, the required volume of conventional, or corn-based, ethanol to be blended with gasoline was to increase each year until it reached 15 billion gallons in 2015, which left the EPA to address existing limitations in both supply and demand.

As of December 31, 2022, the EPA has proposed RVOs for 2023, 2024 and 2025, setting the implied conventional ethanol levels at 15.25 billion gallons for each year, inclusive of 250 million gallons of supplemental volume in 2023 to reflect a court-ordered remand of a previously lowered RVO. The EPA also proposed a modest increase in biomass based diesel volumes over the three years, with a large increase in advanced biofuels for 2024 and 2025, which they expect to be fulfilled by e-RINs for electric vehicles. The EPA has agreed to a consent decree from the U.S. District Court for D.C. to finalize an RVO for 2023 (and possibly 2024 and 2025) by June 14, 2023.

Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total production of domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to each gallon of renewable fuel they produce and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. Of note, the RIN mechanism for proposed e-RINs could vary from the traditional process.
As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for a SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than they had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result RIN values declined significantly. In the waning days of the previous administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the previous administration, erasing a total of 4.3 billion gallons of potential blending demand. The EPA, under the current administration, reversed the three SREs issued in the final weeks of the previous administration, and in conjunction with the RVO rulemaking for 2020, 2021 and 2022, denied all pending SREs, a stance they have reiterated in the proposed 2023, 2024, and 2025 RVO rulemaking. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings.

The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court declined to hear a challenge to this ruling. On April 12, 2022, the President announced that he has directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the summer months, and that the temporary waiver should be extended as long as the gasoline supply emergency lasts. As of this filing, E15 is sold year-round at approximately 2,923 stations in 31 states.

In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced it would administer another infrastructure grant program. The Inflation Reduction Act, signed into law in 2022, provided for an additional $500 million in USDA grants for biofuel infrastructure from 2022 to 2031, though all the funds could be awarded in the first few years of the program.

Government actions abroad can significantly impact the demand for U.S. ethanol. In September 2017, China’s National Development and Reform Commission, the National Energy Agency and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during 2018 and 2019 due to a 30% tariff on U.S. ethanol, which increased to 70% in early 2018. There is no assurance that China’s joint plan to expand blending to 10% will be carried to fruition, nor that it will lead to increased imports of U.S. ethanol in the near term. Ethanol is included as an agricultural commodity under the “Phase I” agreement with China, wherein they were to purchase upwards of $40 billion in agricultural commodities from the U.S. in both 2020 and 2021. According to the U.S. Department of Agriculture Foreign Agricultural Service, China purchased 32 mmg of U.S. ethanol in 2020, 100 mmg in 2021, and through November 2022 had imported less than 500,000 gallons.

In Brazil, the Secretary of Foreign Trade had issued a tariff rate quota which expired in December of 2020. Exports to Brazil were 186 mmg in 2020 and 69 mmg in 2021, and through November 2022 had imported 60 million gallons. On December 28, 2022, Brazil extended an import tariff exemption to U.S. ethanol through March 2023. Our parent’s exports also face tariffs, rate quotas, countervailing duties, and other hurdles in the European Union, India, Peru, Colombia and elsewhere, which limits the ability to compete in some markets. We believe some countries are using the COVID-19 crisis as justification for raising duties on imports of U.S. ethanol, or blocking imports entirely.
In January 2020, the updated North American Free Trade Agreement, known as the United States Mexico Canada Agreement or USMCA was signed. The USMCA went into effect on July 1, 2020 and maintains the duty free access of U.S. agricultural commodities, including ethanol, into Canada and Mexico. According to the U.S. Department of Agriculture, exports to Canada were 454 mmg and exports to Mexico were 66 mmg through November 2022.
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
The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The deadline for compliance with DOT specification 117 is May 1, 2023. The rule may increase our lease costs for railcars over the long term, which will in turn result in an increase in the fees we charge for railcar capacity. Additionally, existing railcars may be out of service for a period of time while upgrades are made, tightening supply in an industry that is highly dependent on railcars to transport product. We intend to strategically manage our leased railcar fleet to comply with the new regulations and have commenced transition of our fleet to DOT 117 compliant railcars. As of December 31, 2022, approximately 87% of our railcar fleet was DOT 117 compliant. We anticipate that our entire railcar fleet will be DOT 117 compliant by the 2023 deadline.

Our Parent’s Production Levels
Our parent’s operating margins are sensitive to commodity price fluctuations, particularly for corn, ethanol, renewable corn oil, distillers grains, Ultra High Protein, and natural gas, which are impacted by factors that are outside of its control, including weather conditions, corn yield, changes in domestic and global ethanol supply and demand, government programs and policies and the price of crude oil, gasoline and substitute fuels. Our parent uses various financial instruments to manage and reduce its exposure to price variability.
Our parent’s operating margins influence its production levels, which in turn affects the volume of ethanol we store, throughput and transport. During periods of commodity price variability or compressed margins, our parent may slow down or temporarily idle operations at certain ethanol plants. Slowing production increases the ethanol yield per bushel of corn, optimizing cash flow in lower margin environments. In 2022, our parent’s ethanol facilities maintained an average utilization rate of approximately 91% of capacity, compared with 77% of capacity for the prior year.
Our parent’s quarterly actual production, daily average production capacity and utilization are highlighted in the following chart:

100%
80%
60%
40%
20%
0%
300
250
200
150
100
50
0
Millions of Gallons
Q1-20
Q2-20
Q3-20
Q4-20
Q1-21
Q2-21
Q3-21
Q4-21
Q1-22
Q2-22
Q3-22
Q4-22
Production
% of Capacity
Production Capacity

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
Throughput Volume and Capacity
Our revenues are dependent on the volume of ethanol and other fuels we store, throughput, or transport at our ethanol storage and fuel terminal facilities, and the capacity that is used to transport ethanol and other fuels by railcars. These volumes are affected by our parent’s operating margins at its ethanol production plants as well as the overall supply and demand for ethanol and other fuels in markets served directly or indirectly by our assets.
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

	Year Ended December 31,
	2022	2021	2020
Reconciliations to Non-GAAP Financial Measures:
Net income	$40,650	$40,362	$41,147
Interest expense (1)	5,924	7,392	8,513
Income tax expense	81	188	212
Depreciation and amortization	4,093	3,737	3,806
Transaction costs	—	5	25
Unit-based compensation expense	240	279	320
Proportional share of EBITDA adjustments of equity method investee (2)	180	184	181
Adjusted EBITDA	51,168	52,147	54,204
Interest paid or payable	(5,924)	(6,392)	(8,513)
Income taxes paid or payable	(81)	(188)	(137)
Maintenance capital expenditures	(584)	(139)	(181)
Distributable cash flow (3)	$44,579	$45,428	$45,373

Distributions declared (4)	$42,808	$26,425	$11,361

Coverage ratio	1.04 x	1.72 x	3.99 x

(1) Includes $1.0 million in unamortized debt issuance costs written off upon extinguishment of debt for the year ended December 31, 2021.
(2) Represents our proportional share of depreciation and amortization of our equity method investee.
(3) Distributable cash flow does not include adjustments for the principal payments on the term loan of $1.0 million during the year ended December 31, 2022, and mandatory principal payments of $50.0 million, and $30.0 million during the year ended December 31, 2021 and 2020, respectively.
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
A discussion regarding our financial condition and results of operations for the year ended December 31, 2021, compared to the year ended December 31, 2020, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 18, 2022.
Selected Financial Information and Operating Data
The following table reflects selected financial information (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues
Storage and throughput services	$46,257	$46,953	$48,603
Rail transportation services	21,557	19,198	21,496
Terminal services	8,148	8,156	8,506
Trucking and other	3,805	4,145	4,740
Total revenues	79,767	78,452	83,345
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	25,158	23,061	26,125
General and administrative	4,498	4,412	4,206
Depreciation and amortization	4,093	3,737	3,806
Total operating expenses	33,749	31,210	34,137
Operating income	$46,018	$47,242	$49,208

The following table reflects selected operating data (in mmg, except railcar capacity billed):

	Year Ended December 31,
	2022	2021	2020
Product volumes
Storage and throughput services	875.6	754.5	796.4

Terminal services:
Affiliate	106.1	84.3	102.9
Non-affiliate	92.7	103.2	103.6
	198.8	187.5	206.5

Railcar capacity billed (daily avg. mmg)	73.1	69.8	80.6
Year Ended December 31, 2022, Compared with the Year Ended December 31, 2021
Revenues
Consolidated revenues increased $1.3 million for the year ended December 31, 2022, compared with the year ended December 31, 2021. Railcar transportation services revenue increased $2.4 million primarily due to an increase in railcar volumetric capacity and associated fees. Storage and throughput services revenue decreased $0.7 million primarily due to a reduction in contracted minimum volume commitments as a result of the sale of our parent's Ord ethanol plant in the first quarter of 2021. Trucking and other revenue decreased $0.3 million primarily as a result of lower non-affiliate freight volume. Terminal services revenue remained consistent with the prior year.
Operations and Maintenance Expenses
Operations and maintenance expenses increased $2.1 million in 2022 compared with 2021, primarily due to increase in railcar lease expense.
General and Administrative Expenses
General and administrative expenses increased $0.1 million in 2022 compared with 2021, primarily due to an increase in costs allocated by our parent under the Secondment Agreement.
Distributable Cash Flow
Distributable cash flow decreased $0.8 million in 2022 compared with 2021, associated with an increase in net income offset by changes in interest expense versus the prior period.
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
Distributions to Unitholders
Quarterly distributions are made from available cash within 45 days after the end of each calendar quarter, assuming we have available cash. Available cash generally means all cash and cash equivalents on hand at the end of that quarter less cash reserves established by our general partner plus all or any portion of the cash on hand resulting from working capital borrowings made subsequent to the end of that quarter. For more information, see Note 11 – Partners’ Equity to the consolidated financial statements in this report.
The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2022	January 19, 2023	February 3, 2023	February 10, 2023	$0.4550
September 30, 2022	October 20, 2022	November 4, 2022	November 14, 2022	0.4550
June 30, 2022	July 21, 2022	August 5, 2022	August 12, 2022	0.4500
March 31, 2022	April 21, 2022	May 6, 2022	May 13, 2022	0.4450
December 31, 2021	January 20, 2022	February 4, 2022	February 11, 2022	0.4400
September 30, 2021	October 19, 2021	November 5, 2021	November 12, 2021	0.4350
June 30, 2021	July 22, 2021	August 6, 2021	August 13, 2021	0.1200
March 31, 2021	April 22, 2021	May 7, 2021	May 14, 2021	0.1200
December 31, 2020	January 21, 2021	February 5, 2021	February 12, 2021	0.1200
September 30, 2020	October 15, 2020	November 6, 2020	November 13, 2020	0.1200
June 30, 2020	July 16, 2020	July 31, 2020	August 7, 2020	0.1200
March 31, 2020	April 16, 2020	May 1, 2020	May 8, 2020	0.1200
Cash Flows
On December 31, 2022, we had $20.2 million of cash and cash equivalents.
Net cash provided by operating activities were $46.0 million and $47.8 million in 2022 and 2021, respectively. Cash flows from operating activities benefited from distributions of $0.6 million and $1.5 million from NLR in 2022 and 2021, respectively. Cash flows from investing activities decreased $26.8 million in 2022 compared with 2021, primarily as a result of the Ord disposition in the first quarter of 2021. Net cash used in financing activities was $43.5 million in 2022, compared with $59.4 million in 2021. The overall decrease was due to larger principal payments made on our term loan in 2021, partially offset by an increase in cash distributions in 2022.
Capital Resources
We incurred capital expenditures of $0.6 million and $0.7 million in 2022 and 2021, respectively. Expenditures in 2022 were associated with various upgrades at our ethanol storage plants and Birmingham unit train terminal, and expenditures in 2021 were primarily due to upgrades at our Wood River storage facility.
We received distributions from our NLR joint venture in the amount of $1.2 million and $1.5 million during the years ended December 31, 2022 and 2021, respectively. We did not make any equity method investee contributions in 2022 and we do not anticipate making significant equity contributions to NLR in 2023. We expect to receive future distributions from NLR as excess cash becomes available.
Term Loan Facility
On July 20, 2021, we entered into an Amended and Restated Credit Agreement (“Amended Credit Facility”) to our existing credit facility with funds and accounts managed by BlackRock and TMI Trust Company as administrative agent. The Amended Credit Facility reduced the total amount available to $60.0 million, extended the maturity from December 31, 2021 to July 20, 2026, and converted the balance to a term loan. The term loan does not require any principal payments; however, we have the option to prepay $1.5 million per quarter. As of December 31, 2022, the term loan had a balance of $59.0 million and an interest rate of 12.77%.
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
The administrator of LIBOR ceased publication of the one-week and two-month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and announced that the remaining U.S. dollar LIBOR settings, including the three-month LIBOR, will cease immediately following the LIBOR publication on June 30, 2023. We use three-month LIBOR as a reference rate for our term loan. It is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will be established by the applicable phase out dates. We may need to amend our credit facility to determine the interest rate to replace LIBOR. The potential effect of any such event on interest expense cannot yet be determined.
For more information related to our debt, see Note 8 – Debt to the consolidated financial statements in this report.
Effects of Inflation
While inflation has increased relative to recent years, we do not expect it to have a material impact on our future results of operations. However, inflation has and may continue to impact the interest rate environment in which we operate resulting in a higher cost of capital. See Item 7A below for additional information related to interest rate risk.
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
We performed an annual goodwill assessment as of October 1, 2022 using a qualitative assessment. Our assessment included consideration of the operating results and cash flows of the BlendStar reporting unit. We also considered current regulatory and business matters associated with BlendStar, as well as the market capitalization of the partnership. Our assessment resulted in no goodwill impairment for the year ended December 31, 2022.
Please refer to Note 7 – Goodwill to the consolidated financial statements for further details.

Leases
We lease certain facilities, parcels of land, and railcars. Our leases are accounted for as operating leases in accordance with guidance in ASC 842, Leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that we will exercise one of those options. For leases with initial terms greater than 12 months, we record operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet.
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements associated with our railcar fleet. Aggregate minimum lease payments under these operating lease agreements for future fiscal years as of December 31, 2022 totaled $52.1 million, with $16.2 million payable in the next twelve months. Refer to Note 14 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices, as described below. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.
Interest Rate Risk
We are exposed to interest rate risk through our credit facility, which bears interest at a variable rate. December 31, 2022, we had $59.0 million outstanding under our credit facility. A 10% change in interest rates would affect our interest expense by approximately $0.8 million per year, assuming no changes in the amount outstanding or other variables under our credit facility.
Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included elsewhere in this report.

Commodity Price Risk
We do not have direct exposure to risks associated with fluctuating commodity prices because we do not own the ethanol or other fuels that are stored at our facilities or transported by our railcars. However, commodity prices can potentially impact the demand for the products we handle.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Under the supervision of and participation of our chief executive officer and chief financial officer, management assessed the design and operating effectiveness of our internal control over financial reporting as of December 31, 2022, based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the partnership’s internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
Changes in Internal Control over Financial Reporting
Management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. We have not identified any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP, and Unitholders Green Plains Partners LP:
Opinion on Internal Control Over Financial Reporting

We have audited Green Plains Partners LP and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 10, 2023 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 10, 2023

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

Audit Committee
Our general partner has an audit committee currently comprised of three directors, Messrs. Killinger, Peters and Riley, who meet the independence and experience standards established by Nasdaq and the Exchange Act, and qualify as audit committee financial experts. Mr. Killinger acts as chairman of the audit committee.
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
Conflicts Committee
Messrs. Killinger, Peters and Riley serve on our Conflicts Committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. Mr. Riley acts as chairman of the Conflicts Committee. The board of directors of our general partner determine whether to refer a matter to the Conflicts Committee on a case-by-case basis. The members of our Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates and must meet the independence and experience standards established by Nasdaq and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements set forth in our partnership agreement. If our general partner seeks approval from the Conflicts Committee, then it is presumed that, in making its decision, the Conflicts Committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or the partnership challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.
Meetings of the Board of Directors
The board of directors and the audit committee both held eight meetings during 2022. The Conflicts Committee, which meets on an ad-hoc basis, held one meeting during 2022. Meetings were conducted via teleconference or in person. No director attended fewer than 75% of the aggregate of board meetings and committee meetings held on which the director served during this period.
Directors and Executive Officers of Green Plains Holdings LLC
Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the board of directors of our general partner. Todd A. Becker, George P. (Patrich) Simpkins, and Michelle S. Mapes, who serve as directors, are also executive officers of our general partner and our parent. The following table shows information for the directors and executive officers of Green Plains Holdings as of February 7, 2023.

Name	Age	Positions with Green Plains Holdings LLC
Todd A. Becker	57	President and Chief Executive Officer (Chairman and Director)
James E. Stark	61	Chief Financial Officer
Michelle S. Mapes	56	Chief Legal and Administration Officer (Director)
George P. (Patrich) Simpkins	61	Chief Transformation Officer (Director)
James F. Herbert II	49	Chief Human Resources Officer
Grant D. Kadavy	47	Executive Vice President - Commercial Operations
Paul E. Kolomaya	57	Chief Accounting Officer
Chris Osowski	44	Executive Vice President - Operations and Technology
Clayton E. Killinger	62	Director
Jerry L. Peters	65	Director
Brett C. Riley	52	Director
Todd A. Becker. Todd Becker was appointed President and Chief Executive Officer and a member of the board of directors of our general partner in March 2015. He also currently serves as the chairman of the board of directors of our general partner. Mr. Becker has served as President and Chief Executive Officer of our parent since January 2009, and was appointed as a director of our parent in March 2009. Mr. Becker served as our parent’s President and Chief Operating Officer from October 2008 to December 2008. He served as Chief Executive Officer of VBV LLC from May 2007 to October 2008. Mr. Becker was Executive Vice President of Sales and Trading at Global Ethanol from May 2006 to May 2007. Prior to that, he worked for ten years with ConAgra Foods, Inc. in various management positions including Vice President of International Marketing for ConAgra Trade Group and President of ConAgra Grain Canada. Mr. Becker has approximately 35 years of related experience in various commodity processing businesses, risk management and supply chain management, along with extensive international trading experience in agricultural markets. Mr. Becker served on the board of directors, including its audit and compensation committees, for Hillshire Brands Company from 2012 to 2014. Mr. Becker has a master’s degree in Finance from the Kelley School of Business at Indiana University and a Bachelor of Science degree in Business Administration with a Finance emphasis from the University of Kansas. Mr. Becker brings valuable expertise to the board of directors of our general partner because he provides an insider’s perspective about the business and the strategic direction of the general partner to board discussions. His extensive commodity experience and leadership traits make him an essential member of the board of directors of our general partner.
James E. Stark. Jim Stark was appointed as Chief Financial Officer of our general partner on October 1, 2022. Mr. Stark rejoined Green Plains in January 2022 after serving as Vice President, Investor Relations at Darling Ingredients Inc. since 2019. Prior to that, Mr. Stark was Vice President Investor and Media Relations at Green Plains for over 10 years. Mr. Stark has over 30 years of senior management experience in corporate communications, finance and logistical management. Mr. Stark has a Master’s degree in Business Administration from the University of Phoenix and a Bachelor of Science degree in Economics from the University of Texas.
Michelle S. Mapes. Michelle Mapes was appointed Chief Legal and Administration Officer of our general partner and our parent in January 2018 and has served as a member of the board of directors of our general partner since November 2021. Ms. Mapes previously served as Executive Vice President – General Counsel and Corporate Secretary of our general partner from March 2015 to January 2018 and of our parent from November 2009 to January 2018. Prior to joining our parent in September 2009 as General Counsel, Ms. Mapes was a Partner at Husch Blackwell LLP, where for three years she focused her legal practice nearly exclusively in renewable energy. Prior to that, she was Chief Administrative Officer and General Counsel for HDM Corporation. Ms. Mapes served as Senior Vice President – Corporate Services and General Counsel to Farm Credit Services of America from April 2000 to June 2005. Ms. Mapes holds a Juris Doctorate, a Master of Business Administration and a Bachelor of Science degree in Accounting and Finance, all from the University of Nebraska – Lincoln.
George P. (Patrich) Simpkins. Patrich Simpkins was appointed to Chief Transformation Officer in October of 2022. Before that, he had served as Chief Financial Officer since May 2019. Mr. Simpkins previously served as Chief Development Officer from October 2014 until May 2019, also previously serving as Chief Risk Officer from October 2014 through August 2016. Prior to joining Green Plains in May 2012 as Executive Vice President – Finance and Treasurer, Mr. Simpkins was Managing Partner of GPS Capital Partners, LLC, a capital advisory firm serving global energy and commodity clients. From February 2005 to June 2008, he served as Chief Operating Officer and Chief Financial Officer of SensorLogic, Inc., and as

Executive Vice President and Global Chief Risk Officer of TXU Corporation from November 2001 to June 2004. Prior to that, Mr. Simpkins served in senior financial and commercial executive roles with Duke Energy Corporation, Louis Dreyfus Energy, MEAG Power Company and MCI Communications. Mr. Simpkins has a Bachelor of Business Administration degree in Economics and Marketing from the University of Kentucky.

James F. Herbert II. Jamie Herbert, was appointed as Chief Human Resources Officer in October 2022, responsible for developing cross-functional leadership, talent management, and organizational development. Prior to joining Green Plains, Mr. Herbert served as Vice President of Finance and Operations for Capstone IT from 2018 to 2022. In that time, he also served as an advisor to health care entities on strategy, growth, organizational agility and accountability structures. From 2007 to 2018, Mr. Herbert held various HR leadership roles at Union Pacific Railroad, including Assistant Vice President – HR Training and Development, Assistant Vice President – Human Resources and Assistant Vice President – Operations. Mr. Herbert holds a Bachelor of Science in Business Administration with concentrations in Marketing and HR Management from the University of Nebraska at Omaha, a Master of Science in Negotiations and Dispute Resolution from Creighton University School of Law and a Master of Business Administration from the University of Nebraska at Omaha. He is an alum of the Omaha Chamber of Commerce Leadership Omaha Program and completed executive education course work at the University of Chicago, University of North Carolina, Stanford Graduate School of Business and Harvard Business School.
Grant D. Kadavy. Grant Kadavy joined Green Plains as Executive Vice President of Commercial Operations in October 2022. He leads all commercial activities, including sales, trading and distribution, across all platforms. Prior to joining Green Plains, Mr. Kadavy held executive positions at Darigold, including Chief Commercial Officer, Chief Operating Officer and Chief Growth and Risk Officer between 2016 and 2022. From 1997 to 2016, Mr. Kadavy served in various roles at Cargill, including President of Cargill Americas and General Director, Mexico. Mr. Kadavy holds a Bachelor of Arts in Economics and Communications from St. Olaf College.
Paul E. Kolomaya. Paul Kolomaya was appointed Chief Accounting Officer of our general partner and our parent in May 2019. Mr. Kolomaya previously served as Executive Vice President – Commodity Finance of our parent from February 2012 to May 2019. Prior to joining our parent in August 2008 as its Vice President – Commodity Finance, Mr. Kolomaya was employed by ConAgra Foods, Inc. from March 1997 to August 2008 in a variety of senior finance and accounting capacities, both domestic and international. Prior to that, he was employed by Arthur Andersen & Co. in both the audit and business consulting practices. Mr. Kolomaya holds chartered accountant and certified public accountant certifications and has a Bachelor of Honors Commerce degree from the University of Manitoba.
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
Jerry L. Peters. Jerry Peters retired as Chief Financial Officer of our general partner and our parent in September 2017, but remained a member of the board of directors of our general partner. Mr. Peters replaced Mr. Salinas as a member of the audit and conflicts committees in July 2021. Mr. Peters served as Chief Financial Officer of our general partner from March 2015 to September 2017 and of our parent from June 2007 to September 2017. He joined the board of directors of our general partner in June 2015. Mr. Peters served as Senior Vice President – Chief Accounting Officer for ONEOK Partners, L.P. from May 2006 to April 2007, as its Chief Financial Officer from July 1994 to May 2006, and in various senior management roles prior to that. Prior to joining ONEOK Partners in 1985, he was employed by KPMG LLP as a certified public accountant. Since September 2012, Mr. Peters serves on the board of directors, and as chairman of the audit committee of the general partner of Summit Midstream Partners, LP, a publicly traded partnership focused on midstream energy infrastructure assets. Mr. Peters received his Master of Business Administration from Creighton University with a Finance emphasis and a Bachelor of Science degree in Business Administration from the University of Nebraska – Lincoln. Mr. Peters’ experience serving on the board of directors of publicly traded limited partnerships, including as chairman of the audit committees, and his financial expertise are key attributes, among others, that make him well qualified to serve on the board of directors of our general partner.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the beneficial ownership of our units as of February 7, 2023, held by (i) beneficial owners of 5% or more of the units, (ii) each director and named executive officer of our general partner, and (iii) all director and executive officers of our general partner as a group.
The amounts and percentage of units beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. In computing the number of common units beneficially owned by a person and the percentage ownership of that person, common units subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 7, 2023, if any, are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as indicated by footnote, the persons named in the table below have sole voting and investment power with respect to all units shown as beneficially owned by them, subject to community property laws where applicable.
The percentage of units beneficially owned is based on a total of 23,246,822 common units outstanding as of February 7, 2023.

	Green Plains Partners LP		Green Plains Inc.
Name of Beneficial Owner(1)	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Common Stock Beneficially Owned	Percentage of Common Stock Beneficially Owned
Todd A. Becker	2,856	*	707,085	1.2%
James E. Stark	—	*	11,184	*
Paul E. Kolomaya	1,500	*	76,723	*
Michelle S. Mapes	14,242	*	57,735	*
George P. (Patrich) Simpkins	5,000	*	192,844	*
James F. Herbert II	—	*	4,363	*
Grant D. Kadavy	—	*	8,265	*
Chris Osowski	—	*	8,606	*
Clayton E. Killinger	63,113	*	—	*
Jerry L. Peters	51,752	*	7,000	*
Brett C. Riley	45,712	*	—	*
All Directors and Executive Officers as a group (11 persons)	184,175

Other 5% or more unitholders:
Green Plains Inc. (2)	11,586,548	49.8%
No Street GP LP (3)	2,075,000	8.9%
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
Securities Authorized for Issuance Under Equity Compensation Plans
The board of directors of the general partner adopted our LTIP in connection with the IPO. Our LTIP reserves 2,500,000 common units for issuance in the form of options, restricted units, phantom units, distributable equivalent rights, substitute awards, unit appreciation rights, unit awards, profits interest units or other unit-based awards. The following table provides information as of December 31, 2022, with respect to the partnership’s common units that may be issued under our LTIP.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans, excluding securities reflected in column
Equity compensation plans approved by security holders	19,707	$ n/a	2,339,726
Equity compensation plans not approved by security holders	—	—	—
Total	19,707	$—	2,339,726
(1) Amount shown represents restricted common unit awards outstanding under the LTIP as of December 31, 2022. These awards vest on June 30, 2023 and are not subject to an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
As of February 7, 2023, our parent owns 11,586,548 common units, representing a 48.8% limited partner interest in us. In addition, our general partner owns a 2% general partner interest in us and all of our incentive distribution rights.
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
•Trucking transportation agreement, expiring on May 31, 2023, which is expected to auto-renew;
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

Item 14. Principal Accounting Fees and Services.
For the years ended December 31, 2022 and 2021, KPMG LLP was our independent auditor. The following table sets forth aggregate fees billed or expected to be billed to us for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit fees	$615,000	$560,000
Audit-related fees	—	—
All other fees	—	—
Total	$615,000	$560,000
Audit fees are fees billed by KPMG for services during 2022 and 2021 related to professional services rendered for the annual audit of our consolidated financial statements, quarterly reviews of our consolidated financial statements, reviews of other partnership filings with the SEC, and other fees that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
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
All services provided by KPMG during the years ended December 31, 2022 and 2021 were pre-approved by our audit committee. The audit committee has considered whether the provision of the services performed by our principal accountant is compatible with maintaining the principal accountant’s independence.

Part IV
Item 15. Exhibits, Financial Statement Schedules.
(1)Financial Statements. The following consolidated financial statements and notes are filed as part of this report.
(2)Financial Statement Schedules. All schedules have been omitted because they are not applicable or the required information is included in the consolidated financial statements or notes.
(3)Exhibits. The following exhibits are incorporated by reference, filed or furnished as part of this report.

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

10.5(h)
Amendment No. 6 to Rail Transportation Services Agreement, dated August 16, 2022, by and between Green Plains Logistics LLC and Green Plains Trade Group LLC. (incorporated herein by reference to Exhibit 10.1 of the partnership’s Quarterly Report on Form 10-Q filed on November 3, 2022).

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

10.7(b)
Amendment No. 1 to Amended and Restated Credit Agreement, dated February 11, 2022, by and among Green Plains LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto. (incorporated by reference to Exhibit 10.7(b) of our Annual Report on the Form 10-K filed on February 18, 2022).

10.8*	Green Plains Holdings LLC Director Compensation Program (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q filed on August 12, 2015).
21.1	Schedule of Subsidiaries
23.1	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from Green Plains Partners LP Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements
104	The cover page from Green Plains Partners LP Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL
* Represents a management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC,
its general partner

	By:	/s/ Todd A. Becker
Date: February 10, 2023		Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Todd A. Becker	President and Chief Executive Officer,	February 10, 2023
Todd A. Becker	(Principal Executive Officer) Chairman and Director

/s/ James E. Stark	Chief Financial Officer	February 10, 2023
James E. Stark	(Principal Financial Officer and Principal Accounting Officer)

/s/ Clayton E. Killinger	Director	February 10, 2023
Clayton E. Killinger

/s/ Michelle S. Mapes	Director	February 10, 2023
Michelle S. Mapes

/s/ Jerry L. Peters	Director	February 10, 2023
Jerry L. Peters

/s/ Brett C. Riley	Director	February 10, 2023
Brett C. Riley

/s/ G. Patrich Simpkins Jr.	Director	February 10, 2023
G. Patrich Simpkins Jr.

Report of Independent Registered Public Accounting Firm
To the Board of Directors of Green Plains Holdings LLC, the general partner of Green Plains Partners LP, and Unitholders Green Plains Partners LP:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Green Plains Partners LP and subsidiaries (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, partners’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2023 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
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
Qualitative assessment of goodwill
As discussed in Notes 2 and 7 to the consolidated financial statements, the Partnership’s goodwill balance as of December 31, 2022 was $10.6 million and was assigned entirely to the BlendStar reporting unit. The Partnership reviews goodwill at the reporting unit level for impairment at least annually or more frequently when events or changes in circumstances indicate that impairment may have occurred. Circumstances that may indicate impairment include a decline in future projected cash flows, a decision to suspend plant operations for an extended period of time, sustained decline in market capitalization or market prices for similar assets or businesses, or a significant adverse change in legal or regulatory matters or business climate. The Partnership performed its annual assessment as of October 1, 2022, using a qualitative assessment.

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
Omaha, Nebraska
February 10, 2023

GREEN PLAINS PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$20,166	$17,645
Accounts receivable	255	432
Accounts receivable from affiliates	12,742	14,123
Prepaid expenses and other	1,410	845
Total current assets	34,573	33,045

Property and equipment, net	26,137	28,773
Operating lease right-of-use assets	47,002	38,863
Goodwill	10,598	10,598
Investment in equity method investee	2,680	3,193
Other assets	432	—
Total assets	$121,422	$114,472

LIABILITIES AND PARTNERS' EQUITY
Current liabilities
Accounts payable	$3,086	$4,232
Accounts payable to affiliates	1,139	722
Accrued and other liabilities	4,849	4,264
Asset retirement obligations	1,861	1,156
Operating lease current liabilities	14,734	12,108
Total current liabilities	25,669	22,482

Long-term debt	58,559	59,467
Asset retirement obligations	2,862	2,658
Operating lease long-term liabilities	33,582	27,562
Total liabilities	120,672	112,169

Commitments and contingencies (Note 14)

Partners' equity
Common unitholders - public (11,660,274 and 11,641,105 units issued and outstanding, respectively)	135,025	135,666
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(134,296)	(133,420)
General partner interests	21	57
Total partners' equity	750	2,303
Total liabilities and partners' equity	$121,422	$114,472
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per unit amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues
Affiliate	$75,764	$74,178	$78,510
Non-affiliate	4,003	4,274	4,835
Total revenues	79,767	78,452	83,345
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	25,158	23,061	26,125
General and administrative	4,498	4,412	4,206
Depreciation and amortization	4,093	3,737	3,806
Total operating expenses	33,749	31,210	34,137
Operating income	46,018	47,242	49,208
Interest expense	(5,924)	(7,392)	(8,513)
Income before income taxes and income from equity method investee	40,094	39,850	40,695
Income tax expense	(81)	(188)	(212)
Income from equity method investee	637	700	664
Net income	$40,650	$40,362	$41,147

Net income attributable to partners' ownership interests:
General partner	$813	$807	$823
Limited partners - common unitholders	39,837	39,555	40,324

Earnings per limited partner unit (basic and diluted):
Common units	$1.72	$1.71	$1.74
Weighted average limited partner units outstanding (basic and diluted):
Common units	23,218	23,185	23,149
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(in thousands)

	Limited Partners
	Common Units - Public	Common Units - Green Plains	General Partner	Total
Balance, December 31, 2019	$114,006	$(188,304)	$(1,449)	$(75,747)
Quarterly cash distributions to unitholders	(9,675)	(9,676)	(449)	(19,800)
Net income	20,172	20,152	823	41,147
Unit-based compensation, including general partner net contributions	320	—	7	327
Disposition of Hereford assets	—	7,460	151	7,611
Balance, December 31, 2020	124,823	(170,368)	(917)	(46,462)
Quarterly cash distributions to unitholders	(9,251)	(9,211)	(377)	(18,839)
Net income	19,815	19,740	807	40,362
Unit-based compensation, including general partner net contributions	279	—	5	284
Disposition of Ord assets	—	26,419	539	26,958
Balance, December 31, 2021	135,666	(133,420)	57	2,303
Quarterly cash distributions to unitholders	(20,854)	(20,740)	(849)	(42,443)
Net income	19,973	19,864	813	40,650
Unit-based compensation, including general partner net contributions	240	—	—	240
Balance, December 31, 2022	$135,025	$(134,296)	$21	$750
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$40,650	$40,362	$41,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,093	3,737	3,806
Accretion	273	(151)	264
Amortization of debt issuance costs	123	1,300	1,695
Loss on extinguishment of debt	—	1,009	—
Unit-based compensation	240	279	320
Income from equity method investee	(637)	(700)	(664)
Distribution from equity method investee	637	1,500	1,000
Other	—	—	75
Changes in operating assets and liabilities before effects of asset dispositions:
Accounts receivable	62	288	380
Accounts receivable from affiliates	1,381	16	1,527
Prepaid expenses and other assets	(457)	(73)	(255)
Accounts payable and accrued liabilities	(781)	101	(1,660)
Accounts payable to affiliates	417	28	44
Operating lease liabilities and right-of-use assets	507	43	94
Other	(540)	11	16
Net cash provided by operating activities	45,968	47,750	47,789

Cash flows from investing activities
Purchases of property and equipment	(641)	(668)	(162)
Proceeds from the disposal of property and equipment	155	—	—
Distribution from equity method investee	513	—	—
Disposition of assets	—	27,500	10,000
Net cash provided by investing activities	27	26,832	9,838

Cash flows from financing activities
Payments of distributions	(42,443)	(18,839)	(19,800)
Proceeds from revolving credit facility	—	2,700	43,900
Payments on revolving credit facility	—	(2,700)	(49,000)
Proceeds from issuance of long-term debt	—	10,000	3,000
Principal payments on long-term debt	(1,031)	(50,000)	(30,000)
Payments of loan fees	—	(581)	(3,517)
Other	—	5	7
Net cash used in financing activities	(43,474)	(59,415)	(55,410)

Net change in cash and cash equivalents	2,521	15,167	2,217
Cash and cash equivalents, beginning of period	17,645	2,478	261
Cash and cash equivalents, end of period	$20,166	$17,645	$2,478

Non-cash investing activity
Assets disposed of in sale	$—	$310	$—

Supplemental disclosures of cash flow
Cash paid for income taxes	$76	$462	$96
Cash paid for interest	$5,662	$4,131	$6,562
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
Use of Estimates in the Preparation of Consolidated Financial Statements
Preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the reporting period. The partnership bases its estimates on historical experience and assumptions it believes are proper and reasonable under the circumstances. The partnership regularly evaluates the appropriateness of these estimates and assumptions. Actual results could differ from those estimates. Certain accounting policies, including, but not limited to, those related to leases, depreciation of property and equipment, asset retirement obligations, and impairment of long-lived assets and goodwill are impacted by judgments, assumptions and estimates used to prepare the consolidated financial statements.
Description of Business
The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.0 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol currently comprises approximately 10.1% of the U.S. gasoline market and is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices. However, commodity prices can potentially impact the demand for the products that we handle.
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
Leases
The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership did not incur any material short-term lease expense for the years ended 2022, 2021 or 2020.
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
The partnership and Delek Renewables LLC formed NLR Energy Logistics LLC, a 50/50 joint venture, to build an ethanol unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. The NLR investment is accounted for using the equity method of accounting.
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
General and Administrative Expenses
General and administrative expenses are primarily expenses for employee salaries, incentives and benefits allocated from our parent, as well as office expenses, director compensation and insurance, and professional fees for accounting, legal, consulting, and investor relations activities.
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
Recent Accounting Pronouncements
In March 2020, the FASB issued amended guidance in ASC 848, Reference Rate Reform, and subsequent updates in January 2021 and October 2022, which provide optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The expedients and exceptions provided by the amended guidance do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2024, except for hedging relationships existing as of December 31, 2024, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The guidance is effective upon issuance and to be applied prospectively from any date beginning March 12, 2020 through December 31, 2024. The partnership does not have any hedges and the amended guidance is not expected to have a material impact on the partnership’s consolidated financial statements.
3. REVENUE
Revenue by Source
The following table disaggregates our revenue by major source (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues
Service revenues
Terminal services	$8,148	$8,074	$8,105
Trucking and other	3,805	4,145	4,740
Total service revenues	11,953	12,219	12,845
Leasing revenues (1)
Storage and throughput services	46,257	46,953	48,603
Rail transportation services	21,557	19,198	21,496
Terminal services	—	82	401
Total leasing revenues	67,814	66,233	70,500
Total revenues	$79,767	$78,452	$83,345

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
Trucking and Other Revenue
The partnership transports ethanol, natural gasoline, and other refined fuels by truck from identified receipt points to various delivery points. Trucking revenue is recognized over time based on the percentage of total miles traveled, which is on average less than 100 miles.

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
Major Customers
Revenue from Green Plains Trade Group was $75.8 million, $74.2 million, and $78.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, which exceeds 10% of the partnership's total revenue.
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
The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the year ended December 31, 2022 (in thousands):

Amount
Balance at January 1, 2022	$210
Revenue recognized included in beginning balance	(210)
Net additions	153
Balance at December 31, 2022	$153
The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of December 31, 2022, in the subsequent quarter when the product is withdrawn from tank storage.

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

The partnership uses market interest rates to measure the fair value of its long-term debt and adjusts those rates for all necessary risks, including its own credit risk. At December 31, 2022 and 2021, the carrying amount of debt approximated fair value.
6. PROPERTY AND EQUIPMENT
The components of property and equipment are as follows (in thousands):

	December 31,
	2022	2021
Tanks and terminal equipment	$33,796	$34,762
Leasehold improvements and other	11,298	11,500
Land and buildings	7,809	7,780
Rail and rail equipment	4,551	4,551
Trucks and other vehicles	4,371	4,371
Computer equipment, furniture and fixtures	384	495
Construction-in-progress	251	529
Total property and equipment	62,460	63,988
Less: accumulated depreciation and amortization	(36,323)	(35,215)
Property and equipment, net	$26,137	$28,773
7. GOODWILL
The partnership currently has goodwill assigned to one reporting unit, BlendStar. The partnership performed its annual goodwill assessment as of October 1, 2022 using a qualitative assessment. The assessment included consideration of the operating results and cash flows of the BlendStar reporting unit, as well as current regulatory and business matters associated with BlendStar. The market capitalization of the partnership was also considered. Our assessment resulted in no goodwill impairment for the year ended December 31, 2022 and as such, there was no change in the carrying amount of goodwill, which was $10.6 million at both December 31, 2022 and 2021.
8. DEBT
Term Loan Facility
Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. On July 20, 2021, the prior credit facility was amended, decreasing the total amount available to $60.0 million, extending the maturity from December 31, 2021 to July 20, 2026, and converting the credit facility to a term loan. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor. Interest is payable on the 15th day of each March, June, September and December during the term. The amended term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. On February 11, 2022, the term loan was modified to allow Green Plains Partners and its affiliates to repurchase outstanding notes. At that time, the partnership purchased $1.0 million of the outstanding notes from accounts and funds managed by BlackRock and subsequently retired the notes, reducing the term loan balance to $59.0 million. As of December 31, 2022, the term loan had an interest rate of 12.77%.
During the year ended December 31, 2021, prior to the amendment, principal payments of $50.0 million were made, including $19.5 million of scheduled repayments, $27.5 million related to the sale of the storage assets located adjacent to the Ord, Nebraska ethanol plant and a $3.0 million prepayment made with excess cash.
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
As of December 31, 2022 and 2021, the partnership had $59.0 million and $60.0 million of borrowings outstanding, respectively. In addition, the partnership had $0.4 million and $0.5 million of unamortized debt issuance costs recorded as a direct reduction of the carrying value of the partnership’s long-term debt as of December 31, 2022 and 2021, respectively.
Scheduled long-term debt repayments as of December 31, 2022, are as follows (in thousands):

Year Ending December 31,	Amount
2023	$—
2024	—
2025	—
2026	58,969
2027	—
Thereafter	—
Total	$58,969
Covenant Compliance
The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of December 31, 2022.
Capitalized Interest
The partnership’s policy is to capitalize interest costs incurred on debt during the construction of major projects. The partnership had no material capitalized interest for the years ended December 31, 2022 and 2021.
9. ASSET RETIREMENT OBLIGATIONS
Under various lease agreements, the partnership has AROs when certain machinery and equipment are disposed or operating leases expire. The following table summarizes the change in the liability for the AROs (in thousands):

Amount
Balance, December 31, 2020	$3,776
Additional asset retirement obligations incurred	468
Liabilities settled	(674)
Accretion expense	244
Balance, December 31, 2021	3,814
Additional asset retirement obligations incurred	856
Liabilities settled	(220)
Accretion expense	273
Balance, December 31, 2022	$4,723
10. UNIT-BASED COMPENSATION
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
The non-vested unit-based award activity for the year ended December 31, 2022, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-Vested at December 31, 2021	19,482	$12.32
Vested	(19,482)	12.32
Granted	19,707	12.18
Non-Vested at December 31, 2022	19,707	$12.18	0.5
Compensation costs related to the unit-based awards of approximately $240 thousand, $279 thousand and $320 thousand were recognized during the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, there were $119 thousand of unrecognized compensation costs from unit-based compensation awards.
11. PARTNERS’ EQUITY
A roll forward of the number of common limited partner units outstanding is as follows:

	Common Units - Public	Common Units - Green Plains	Total
Units, December 31, 2020	11,621,623	11,586,548	23,208,171
Units issued under the LTIP	25,976	—	25,976
Units forfeited under the LTIP	(6,494)	—	(6,494)
Units, December 31, 2021	11,641,105	11,586,548	23,227,653
Units issued under the LTIP	19,707	—	19,707
Units surrendered for tax withholdings under the LTIP	(538)	—	(538)
Units, December 31, 2022	11,660,274	11,586,548	23,246,822

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
The table below summarizes the quarterly cash distributions for the periods presented:

Three Months Ended	Declaration Date	Record Date	Payment Date	Quarterly Distribution
December 31, 2022	January 19, 2023	February 3, 2023	February 10, 2023	$0.4550
September 30, 2022	October 20, 2022	November 4, 2022	November 14, 2022	0.4550
June 30, 2022	July 21, 2022	August 5, 2022	August 12, 2022	0.4500
March 31, 2022	April 21, 2022	May 6, 2022	May 13, 2022	0.4450
December 31, 2021	January 20, 2022	February 4, 2022	February 11, 2022	0.4400
September 30, 2021	October 19, 2021	November 5, 2021	November 12, 2021	0.4350
June 30, 2021	July 22, 2021	August 6, 2021	August 13, 2021	0.1200
March 31, 2021	April 22, 2021	May 7, 2021	May 14, 2021	0.1200
December 31, 2020	January 21, 2021	February 5, 2021	February 12, 2021	0.1200
September 30, 2020	October 15, 2020	November 6, 2020	November 13, 2020	0.1200
June 30, 2020	July 16, 2020	July 31, 2020	August 7, 2020	0.1200
March 31, 2020	April 16, 2020	May 1, 2020	May 8, 2020	0.1200

The total cash distributions paid during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
General partner distributions	$849	$377	$396
Incentive distributions	—	—	53
Total distributions to general partner	849	377	449

Limited partner common units - public	20,854	9,251	9,675
Limited partner common units - Green Plains	20,740	9,211	9,676
Total distributions to limited partners	41,594	18,462	19,351
Total distributions paid	$42,443	$18,839	$19,800
The total cash distributions declared during the periods indicated are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
General partner distributions	$856	$529	$227
Incentive distributions	—	—	—
Total distributions to general partner	856	529	227

Limited partner common units - public	21,038	12,978	5,572
Limited partner common units - Green Plains	20,914	12,918	5,562
Total distributions to limited partners	41,952	25,896	11,134
Total distributions declared	$42,808	$26,425	$11,361

12. EARNINGS PER UNIT
The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units, is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of December 31, 2022. The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Year Ended December 31, 2022
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$41,952	$856	$42,808
Earnings less than distributions	(2,115)	(43)	(2,158)
Total net income	$39,837	$813	$40,650

Weighted-average units outstanding - basic and diluted	23,218

Earnings per limited partner unit - basic and diluted	$1.72

	Year Ended December 31, 2021
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$25,896	$529	$26,425
Earnings in excess of distributions	13,659	278	13,937
Total net income	$39,555	$807	$40,362

Weighted-average units outstanding - basic and diluted	23,185

Earnings per limited partner unit - basic and diluted	$1.71

	Year Ended December 31, 2020
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$11,134	$227	$11,361
Earnings in excess of distributions	29,190	596	29,786
Total net income	$40,324	$823	$41,147

Weighted-average units outstanding - basic and diluted	23,149

Earnings per limited partner unit - basic and diluted	$1.74
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

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current	$81	$188	$137
Deferred	—	—	75
Total	$81	$188	$212
Differences between income tax expense computed at the statutory federal income tax rate on its income subject to tax are presented on the consolidated statements of operations and summarized as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Tax expense at federal statutory rate	$—	$—	$62
State income tax expense, net of federal	81	188	151
Other	—	—	(1)
Income tax expense	$81	$188	$212
The partnership conducts business and its parent files tax returns on its behalf in several states within the United States. The partnership’s federal and state returns filed by its parent for the tax years ended December 31, 2017, and later are still subject to audit.
14. COMMITMENTS AND CONTINGENCIES
Operating Lease Expense
The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 8.8 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with significantly different underlying terms.
The partnership may sublease certain of its railcars to third parties on a short-term basis. These subleases are classified as operating leases, with the associated sublease revenue recognized on a straight-line basis over the lease term.
The components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease expense
Operating lease expense (1)	$15,399	$14,080	$16,033
Variable lease expense (benefit) (2)	230	(184)	(289)
Total lease expense	$15,629	$13,896	$15,744
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

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,892	$14,001	$15,937

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21,939	12,641	24,597

Right-of-use assets and lease obligations derecognized due to lease modifications:
Operating leases (1)	—	1,889	5,170
(1) As part of the Ord disposition, the partnership derecognized $1.8 million of right-of-use assets and lease obligations related to railcar operating leases in 2021. As part of the Hereford dispositions, the partnership derecognized $5.1 million of right-of-use assets and $5.2 million in lease obligations related to railcar operating leases in 2020. See Note 4 – Dispositions for further details.
Supplemental balance sheet information related to operating leases is as follows:

	December 31,
	2022	2021
Weighted average remaining lease term	3.8 years	4.1 years

Weighted average discount rate	3.93%	3.65%
Aggregate minimum lease payments under these agreements in future years are as follows (in thousands):

Year Ending December 31,	Amount
2023	$16,163
2024	14,120
2025	11,549
2026	5,601
2027	3,040
Thereafter	1,674
Total	$52,147
Less: Present value discount	(3,831)
Operating lease liabilities	$48,316
The partnership has additional railcar operating leases that will commence in the first half of 2023 to replace expiring leases, with undiscounted future lease payments of approximately $5.1 million and lease terms of three to five years. These amounts are not included in the tables above.

Lease Revenue
The components of lease revenue are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Lease revenue
Operating lease revenue	$64,934	$63,773	$69,639
Variable lease revenue (1)	2,880	2,460	710
Sublease revenue	—	—	151
Total lease revenue	$67,814	$66,233	$70,500
(1) Represents amounts charged to Green Plains Trade under the storage and throughput agreement in excess of the initial rate of $0.05 per gallon, amounts delivered by Green Plains Trade and other customers in excess of various minimum volume commitments, and the difference between the contracted railcar volumetric capacity and the actual amount provided to Green Plains Trade during the period.
In accordance with the amended storage and throughput agreement, Green Plains Trade is obligated to deliver a minimum volume of 217.7 mmg per calendar quarter to the partnership’s storage facilities and pay $0.05312 per gallon on all volume it throughputs associated with the agreement. The rate increased on July 1, 2020 from $0.05 per gallon to $0.05312 per gallon in accordance with the terms of the agreement. The remaining lease term for this agreement is 6.5 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon in future years is as follows (in thousands):

Year Ending December 31,	Amount
2023	$46,257
2024	46,257
2025	46,257
2026	46,257
2027	46,257
Thereafter	69,385
Total	$300,670
In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 6.5 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one-year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement in future years is as follows (in thousands):

Year Ending December 31,	Amount
2023	$22,220
2024	19,021
2025	15,598
2026	6,896
2027	4,036
Thereafter	50
Total	$67,821

Other Commitments and Contingencies
The partnership has agreements for contracted services with certain vendors that require the partnership to pay minimum monthly amounts, which expire on various dates. These agreements do not contain an identified asset and therefore are not considered operating leases. The partnership satisfied the minimum commitments under these agreements during both the years ended December 31, 2022 and 2021. The total remaining commitment for these services is $0.6 million as of December 31, 2022 and expires in 2023.
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
Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $3.8 million, $3.4 million and $3.4 million in 2022, 2021 and 2020, respectively. Of these total shared service expenses, $2.1 million, $2.0 million and $2.2 million were recorded in operations and maintenance expenses and $1.7 million, $1.4 million and $1.2 million were recorded within general and administrative expenses, respectively, on the consolidated statements of operations in 2022, 2021 and 2020, respectively. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to these operations, including expenses incurred by other entities on its behalf.
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
•Trucking transportation agreement, expiring on May 31, 2023, which is expected to auto-renew;
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
Under the storage and throughput agreement, as amended, Green Plains Trade is obligated to deliver a minimum volume of 217.7 mmg of product per calendar quarter at the partnership’s storage facilities and pay $0.05312 per gallon on volume it throughputs associated with the agreement. The rate increased on July 1, 2020 from $0.05 per gallon to $0.05312 per gallon in accordance with the terms of the agreement. The minimum volume commitment decreased from 232.5 mmg per calendar quarter to 217.7 mmg per calendar quarter as of March 22, 2021, in conjunction with the Ord disposition. In addition, the storage and throughput agreement with Green Plains Trade was extended an additional year to June 30, 2029 as part of this transaction. The minimum volume commitment decreased from 235.7 mmg to 232.5 mmg per calendar quarter as of December 28, 2020, as a result of the Hereford disposition.
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
As of December 31, 2021, the cumulative minimum volume deficiency credits available to Green Plains Trade totaled $6.9 million. During the year ended December 31, 2022, $1.4 million was utilized as credits against charges in excess of the minimum volume commitment. The remaining $5.5 million of these credits expired.
As of December 31, 2022, the cumulative minimum volume deficiency credit available to Green Plains Trade totaled $1.1 million. This credit expires, if unused, on March 31, 2023.
The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.
Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. During the years ended December 31, 2022, 2021 and 2020, the average monthly fee was approximately $0.0247, $0.0229 and $0.0221 per gallon, respectively, for the average railcar volumetric capacity provided by the partnership, which was 73.1, 69.8, and 80.6 mmg, respectively. The partnership’s average leased railcar fleet consisted of approximately 2,500 and 2,400 railcars for the years ended December 31, 2022 and 2021, respectively.

Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg, 0.7 mmg and 1.2 mmg for the years ended December 31, 2022, 2021 and 2020, respectively. Green Plains Trade was obligated to pay a monthly fee of approximately $0.0013 per gallon for each of the years ended December 31, 2022, 2021 and 2020, for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade frequently contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.
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
Under the Birmingham terminal services agreement, effective through December 31, 2023, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 8.3 mmg per month and pay associated throughput fees, as well as fees for ancillary services.
The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $67.8 million, $66.2 million and $69.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The partnership also recorded revenues from Green Plains Trade related to trucking and terminal services of $8.1 million, $8.0 million and $8.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.
16. EQUITY METHOD INVESTMENT
NLR Energy Logistics LLC
The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage.
The partnership received distributions from NLR in the amount of $1.2 million, $1.5 million and $1.0 million during the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021 the partnership's investment balance in the joint venture was $2.7 million and $3.2 million, respectively.
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