Form 10-K/A
period 2022-12-31
Green Plains Partners LP
filed 2023-03-22
CIK 1635650

F

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number 001-37469

GREEN PLAINS PARTNERS LP
(Exact name of registrant as specified in its charter)

Delaware	47-3822258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1811 Aksarben Drive, Omaha, NE 68106	402-884-8700
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units, Representing Limited Partner Interests	GPP	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 Yes No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
 Yes  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated Filer
Non-accelerated filer
Smaller reporting company	Emerging growth company

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
 Yes  No

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of June 30, 2022, based upon the last sale price of the common units on such date, was approximately $139.2 million. For purposes of this calculation, executive officers and directors are deemed to be affiliates of the registrant.
As of February 7, 2023, the registrant had 23,246,822 common units outstanding.

Auditor ID: 185	Auditor Name: KPMG	Auditor Location: Omaha, NE

EXPLANATORY NOTE

Green Plains Partners LP (the “partnership”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”), to the partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2023 (the “Original Filing”), solely to include information required by Item 11 of Part III of Form 10-K. The information required by Item 11 of Part III of Form 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment amends and restates in its entirety Item 11 of Part III of the Original Filing.

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

TABLE OF CONTENTS

		Page
PART III

Item 11.	Executive Compensation.	1

PART IV

Item 15.	Exhibits, Financial Statement Schedules.	6
	Signatures.	7

ii

PART III

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) discusses the principles underlying our general partner’s compensation programs and the key executive compensation decisions that were made for 2022. It also explains the most important factors relevant to such decisions. This CD&A provides context and background for the compensation earned and awarded to the individuals in the summary compensation table below.

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

For the year ended December 31, 2022, the following individuals served as our named executive officers (“NEOs”):

•Todd A. Becker – President and Chief Executive Officer
•James E. Stark – Chief Financial Officer
•Michelle S. Mapes – Chief Legal and Administration Officer
•Chris G. Osowski - Executive Vice President - Operations and Technology
•George P. (Patrich) Simpkins Jr. – Chief Transformation Officer

The NEOs of our general partner are employed and compensated by our parent. The NEOs continue to participate in employee benefit plans and arrangements sponsored by our parent, including plans that may be established in the future. Our general partner has not entered into any employment agreements with any of its executive officers. There was no compensation in any form paid to or earned by any executive officer of our general partner in 2022, 2021 or 2020, as all compensation was paid by our parent and allocated to the partnership through our corporate allocation process.

Our parent provides compensation to its executives in the form of base salaries, annual cash bonuses and stock incentive awards under our parent’s long-term equity incentive plan.

Summary Compensation Table

The following table provides certain compensation information for our NEOs for the years ended December 31, 2022, 2021 and 2020:

Name and principal position	Year	Salary (1)	Bonus (1)	Stock awards (1)(2)	Non-equity incentive plan comp. (1)(3)	All other comp. (1)(4)	Total
Todd Becker, President and Chief Executive Officer	2022	$25,762	$—	$130,492	$28,982	$3,501	$188,737
	2021	29,214	—	144,058	57,694	3,997	234,963
	2020	31,609	—	44,136	59,140	4,265	139,150
James Stark, Chief Financial Officer (5)	2022	11,036	4,830	8,051	6,671	1,156	31,744
Michelle Mapes, Chief Legal and Administration Officer	2022	13,525	—	21,206	9,628	1,002	45,361
	2021	14,841	—	27,704	13,462	694	56,701
	2020	15,804	—	7,809	11,708	750	36,071
Chris Osowski, Executive Vice President - Operations and Technology (6)	2022	11,824	6,440	9,661	8,597	1,104	37,626
Patrich Simpkins, Chief Transformation Officer	2022	14,491	—	29,362	8,577	1,038	53,468
	2021	16,610	—	55,408	13,462	768	86,248
	2020	18,062	5,057	10,185	15,533	771	49,608

(1) The amounts shown above reflect compensation allocated to us from our parent for the periods presented. Per our omnibus agreement percentage allocations of 3.22%, 4.01% and 4.52% were applied to compensation for the years 2022, 2021 and 2020, respectively.
(2) "Stock awards" were awarded pursuant to our parent's 2019 Equity Incentive Plans, as amended. A column for "Option awards" has been omitted from this table because no compensation is reportable thereunder.
(3) “Non-equity incentive plan compensation” amounts are paid pursuant to our parent’s Umbrella Short-Term Incentive Plan and included as part of the compensation allocation.
(4) “All other compensation" generally consists of our parent's match to the executive officer's 401(k) retirement plan, imputed income on Company-paid life insurance and taxable health benefits.
(5) Mr. Stark became our Chief Financial Officer effective October 1, 2022, and was not a NEO prior to 2022.
(6) Mr. Osowski was not a NEO prior to 2022.

Outstanding Equity Awards at Year-End

There were no outstanding equity awards to our NEOs as of December 31, 2022.

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

The only awards that have been granted under the LTIP have been made to the non-management directors of our general partner in the form of restricted units.

General. Our LTIP provides for the grant, from time to time at the discretion of the plan administrator or any delegate thereof, subject to applicable law, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. The purpose of awards under our LTIP is to provide additional incentive compensation to employees and any other individuals providing services to us, and to align the economic interests of such employees and individuals with the interests of our unitholders. The plan administrator may grant awards under our LTIP to reward the achievement of individual or partnership performance goals; however, no specific performance goals that might be utilized for this purpose have yet been determined. In addition, the plan administrator may grant awards under our LTIP without regard to performance factors or conditions. Our LTIP limits the number of units that may be delivered pursuant to vested awards to 2,500,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are cancelled, forfeited, withheld to satisfy exercise prices or tax withholding obligations or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards.

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

Compensation Committee Report

The board of directors of our general partner does not have a compensation committee, and it has not retained a compensation consultant. Accordingly, the Compensation Committee Report required by Item 407(e)(5) of Regulation S-K is given by the board of directors. The Compensation Discussion and Analysis presented above has been reviewed and discussed by the board of directors and management. Based on such review and discussions, the board of directors has approved the inclusion of the Compensation Discussion and Analysis in this Amendment No. 1 on Form 10-K/A. The members of the board of directors include:

•Todd A. Becker
•Clayton E. Killinger
•Michelle S. Mapes
•Jerry L. Peters
•Brett C. Riley
•G. Patrich Simpkins Jr.

Compensation Committee Interlocks and Insider Participation

As discussed above, the board of directors of our general partner does not have a compensation committee. If any compensation is to be paid to our general partners’ officers, the compensation would be reviewed and approved by the entire board of directors of our general partner because they perform the functions of a compensation committee in the event such committee is needed. None of the directors or executive officers of our general partner served as a member of a compensation committee of another entity that has or has had an executive officer who served as a member of the board of directors of our general partner during 2022.

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

No director, officer or employee of the partnership who is aware of material nonpublic information relating to the partnership may, directly or through family members or other persons or entities, (a) buy or sell securities of the partnership when in possession of material nonpublic information (other than pursuant to a pre-approved trading plan that complies with SEC Rule 10b5-1), or engage in any other action to take personal advantage of that information, or (b) pass that information on to others outside the partnership, including family and friends.

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

Non-Employee Director Compensation Table

The following table summarizes the compensation granted to all non-employee directors during 2022:

Name	Fees Earned or Paid in Cash (1)	Unit Awards (2)(3)	All Other Compensation	Total
Clayton E. Killinger	$70,000	$80,000	$—	$150,000
Jerry L. Peters	60,000	80,000	—	140,000
Brett C. Riley	65,000	80,000	—	145,000

(1) The annual cash fees for non-employee directors for 2022 are based on a calendar year and prorated based on the date each board member was appointed. All of the non-employee directors were appointed prior to 2022.
(2) On July 1, 2022, each independent board member received his annual restricted common unit grant of $80,000 based on the common unit market price of $12.18. As of December 31, 2022, the restricted common unit awards were the only outstanding awards for each non-employee director.
(3) The amounts shown in this column represent the aggregate grant date fair value, as determined in accordance with ASC 718, Compensation – Stock Compensation, without regard to potential forfeitures. The restricted common units granted in 2022 will vest on June 30, 2023.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

c

Date: March 22, 2023	GREEN PLAINS PARTNERS LP (Registrant) By: Green Plains Holdings LLC, its general partner By: /s/ James E. Stark. James E. Stark Chief Financial Officer (Principal Financial Officer)