Form 10-Q
period 2023-03-31
Green Plains Partners LP
filed 2023-05-04
CIK 1635650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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
☐ Yes  ☒ No
The registrant had 23,246,822 common units outstanding as of April 28, 2023.

Commonly Used Defined Terms
The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC
Green Plains Inc. and Subsidiaries:
Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC
Other Defined Terms:
2022 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2022, filed February 10, 2023
ATJ	Alcohol-to-Jet
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
BlackRock	Funds and accounts managed by BlackRock
Conflicts committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
D.C.	District of Columbia
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFV	Flexible-fuel vehicle
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MTBE	Methyl tertiary-butyl ether
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,119	$20,166
Accounts receivable	1,987	255
Accounts receivable from affiliates	17,024	12,742
Prepaid expenses and other	781	1,410
Total current assets	37,911	34,573

Property and equipment, net of accumulated depreciation and amortization of $37,132 and $36,323, respectively	26,572	26,137
Operating lease right-of-use assets	59,490	47,002
Goodwill	10,598	10,598
Investment in equity method investee	2,789	2,680
Other assets	405	432
Total assets	$137,765	$121,422

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$7,056	$3,086
Accounts payable to affiliates	644	1,139
Accrued and other liabilities	4,844	4,849
Asset retirement obligations	1,824	1,861
Operating lease current liabilities	17,347	14,734
Total current liabilities	31,715	25,669

Long-term debt	58,588	58,559
Asset retirement obligations	3,660	2,862
Operating lease long-term liabilities	43,874	33,582
Total liabilities	137,837	120,672

Commitments and contingencies (Note 8)

Partners' equity (deficit)
Common unitholders - public (11,660,274 units issued and outstanding)	134,652	135,025
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(134,727)	(134,296)
General partner interests	3	21
Total partners' equity (deficit)	(72)	750
Total liabilities and partners' equity (deficit)	$137,765	$121,422
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per unit amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Affiliate	$19,656	$18,095
Non-affiliate	1,119	1,005
Total revenues	20,775	19,100
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	7,253	5,565
General and administrative	1,230	1,185
Depreciation and amortization	816	898
Total operating expenses	9,299	7,648
Operating income	11,476	11,452
Interest expense, net	(1,772)	(1,239)
Income before income taxes and income from equity method investee	9,704	10,213
Income tax benefit (expense)	99	(38)
Income from equity method investee	109	175
Net income	$9,912	$10,350

Net income attributable to partners' ownership interests
General partner	$198	$207
Limited partners - common unitholders	9,714	10,143

Earnings per limited partner unit (basic and diluted)
Common units	$0.42	$0.44

Weighted average limited partner units outstanding (basic and diluted)
Common units	23,227	23,208
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$9,912	$10,350
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	816	898
Accretion	115	64
Amortization of debt issuance costs	29	5
Unit-based compensation	59	59
Income from equity method investee	(109)	(175)
Other	(359)	—
Changes in operating assets and liabilities
Accounts receivable	(1,732)	(134)
Accounts receivable from affiliates	(4,282)	(2,351)
Prepaid expenses and other assets	629	310
Accounts payable and accrued liabilities	3,829	74
Accounts payable to affiliates	(498)	(318)
Operating lease liabilities and right-of-use assets	417	142
Other	37	—
Net cash provided by operating activities	8,863	8,924

Cash flows from investing activities
Purchases of property and equipment	(117)	(134)
Net cash used in investing activities	(117)	(134)

Cash flows from financing activities
Payments of distributions	(10,793)	(10,429)
Principal payments on long-term debt	—	(1,031)
Net cash used in financing activities	(10,793)	(11,460)

Net change in cash and cash equivalents	(2,047)	(2,670)
Cash and cash equivalents, beginning of period	20,166	17,645
Cash and cash equivalents, end of period	$18,119	$14,975

Supplemental disclosures of cash flow
Cash paid for interest	$1,857	$1,210
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
Consolidated Financial Statements
The consolidated financial statements include the accounts of the partnership and its subsidiaries. All significant intercompany balances and transactions are eliminated on a consolidated basis for reporting purposes. Results for the interim periods presented are not necessarily indicative of the expected results for the entire year.
The accompanying unaudited consolidated financial statements are prepared in accordance with GAAP for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Because they do not include all of the information and footnotes required by GAAP, the consolidated financial statements should be read in conjunction with the partnership’s 2022 annual report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on February 10, 2023.
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
Description of Business
The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 1.0 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices. However, commodity prices can potentially impact the demand for the products that we handle.

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
The partnership’s goodwill currently is comprised of amounts recognized by the partnership's predecessor related to terminal services assets. The partnership reviews goodwill at the reporting unit level for impairment at least annually, as of October 1, or more frequently when events or changes in circumstances indicate that impairment may have occurred.
Leases
The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership did not incur any material short-term lease expense for the three months ended March 31, 2023 or 2022.
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
Please refer to Note 8 – Commitments and Contingencies to the consolidated financial statements for further details on operating lease expense and revenue. Please refer to Note 2 - Revenue to the consolidated financial statements for further details on the operating lease agreements in which the partnership is a lessor.
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

2. REVENUE
Revenue by Source
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues
Service revenues
Terminal services	$2,077	$2,084
Trucking and other	825	806
Total service revenues	2,902	2,890
Leasing revenues (1)
Storage and throughput services	11,564	11,558
Railcar transportation services	6,309	4,652
Total leasing revenues	17,873	16,210
Total revenues	$20,775	$19,100
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
Major Customers
Revenue from Green Plains Trade Group was $19.7 million and $18.1 million for the three months ended March 31, 2023 and 2022, respectively, which exceeds 10% of the partnership’s total revenue.
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
The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three months ended March 31, 2023 (in thousands):

Amount
Balance at January 1, 2023	$153
Revenue recognized included in beginning balance	(153)
Net additions	124
Balance at March 31, 2023	$124
The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of March 31, 2023, in the subsequent quarter when the product is withdrawn from tank storage.
3. DEBT
Term Loan Facility
Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Under the terms of the agreement, Green Plains Partners and its affiliates are allowed to repurchase outstanding notes from the lenders. The partnership repurchased $1.0 million of the outstanding notes during the three months ended March 31, 2022. No outstanding notes were repurchased during the three months ended March 31, 2023. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor and is payable on the 15th day of each March, June, September and December during the term. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. No principal payments were made during the three months ended March 31, 2023 or 2022. The term loan had an outstanding balance of $59.0 million, $0.4 million of unamortized debt issuance costs, and an interest rate of 13.14% as of

March 31, 2023. The partnership believes the carrying amount of its debt approximated fair value at both March 31, 2023 and December 31, 2022.
The partnership’s obligations under the term loan are secured by a first priority lien on (i) the equity interests of the partnership’s present and future subsidiaries, (ii) all of the partnership’s present and future personal property, such as investment property, general intangibles and contract rights, including rights under any agreements with Green Plains Trade, (iii) all proceeds and products of the equity interests of the partnership’s present and future subsidiaries and its personal property and (iv) substantially all of the partnership’s real property and material leases of real property. The terms impose affirmative and negative covenants, including restrictions on the partnership’s ability to incur additional debt, acquire and sell assets, create liens, invest capital, pay distributions and materially amend the partnership’s commercial agreements with Green Plains Trade. The term loan also requires the partnership to maintain a maximum consolidated leverage ratio and a minimum consolidated debt service coverage ratio, each of which is calculated on a pro forma basis with respect to acquisitions and divestitures occurring during the applicable period. As of the end of any fiscal quarter, the maximum consolidated leverage ratio is required to be no more than 2.50x and the minimum debt service coverage ratio is required to be no less than 1.10x. The consolidated leverage ratio is calculated by dividing total funded indebtedness by the sum of the four preceding fiscal quarters’ consolidated EBITDA. The consolidated debt service coverage ratio is calculated by taking the sum of the four preceding fiscal quarters’ consolidated EBITDA minus income taxes and consolidated capital expenditures for such period divided by the sum of the four preceding fiscal quarters’ consolidated interest charges plus consolidated scheduled funded debt payments for such period. Under the terms of the loan, the partnership has no restrictions on the amount of quarterly distribution payments, so long as (i) no default has occurred and is continuing, or would result from payment of the distribution, and (ii) the partnership and its subsidiaries are in compliance with its financial covenants and remain in compliance after payment of the distribution.
Covenant Compliance
The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of March 31, 2023.
4. UNIT-BASED COMPENSATION
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
There was no change in the number of non-vested unit-based awards for the three months ended March 31, 2023.
Compensation costs related to the unit-based awards of $59 thousand were recognized during both the three months ended March 31, 2023 and 2022. As of March 31, 2023, there was $60 thousand of unrecognized compensation costs from unit-based compensation awards.

5. PARTNERS’ EQUITY (DEFICIT)
Changes in partners’ equity (deficit) are as follows (in thousands):

	Limited Partners		General Partner	Total
	Common Units- Public	Common Units- Green Plains
Balance, December 31, 2022	$135,025	$(134,296)	$21	$750
Quarterly cash distributions to unitholders ($0.455 per unit)	(5,305)	(5,272)	(216)	(10,793)
Net income	4,873	4,841	198	9,912
Unit-based compensation, including general partner net contributions	59	—	—	59
Balance, March 31, 2023	$134,652	$(134,727)	$3	$(72)

	Limited Partners		General Partner	Total
	Common Units- Public	Common Units- Green Plains
Balance, December 31, 2021	$135,666	$(133,420)	$57	$2,303
Quarterly cash distributions to unitholders ($0.44 per unit)	(5,122)	(5,098)	(209)	(10,429)
Net income	5,083	5,060	207	10,350
Unit-based compensation, including general partner net contributions	59	—	—	59
Balance, March 31, 2022	$135,686	$(133,458)	$55	$2,283
There was no change in the number of common limited partner units outstanding during the three months ended March 31, 2023.
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
On February 10, 2023, the partnership distributed $10.8 million to unitholders of record as of February 3, 2023, related to the quarterly cash distribution of $0.455 per unit that was declared on January 19, 2023, for the quarter ended December 31, 2022.

On April 20, 2023, the board of directors of the general partner declared a quarterly cash distribution of $0.455 per unit, or approximately $10.8 million, for the quarter ended March 31, 2023. The distribution is payable on May 12, 2023, to unitholders of record at the close of business on May 5, 2023.
The total cash distributions declared for the three months ended March 31, 2023 and 2022, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
General partner distributions	$216	$211

Limited partner common units - public	5,305	5,180
Limited partner common units - Green Plains	5,272	5,156
Total distributions to limited partners	10,577	10,336
Total distributions declared	$10,793	$10,547

6. EARNINGS PER UNIT
The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of March 31, 2023.
The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended March 31, 2023
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$10,577	$216	$10,793
Earnings less than distributions	(863)	(18)	(881)
Total net income	$9,714	$198	$9,912

Weighted-average units outstanding - basic and diluted	23,227

Earnings per limited partner unit - basic and diluted	$0.42

	Three Months Ended March 31, 2022
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$10,336	$211	$10,547
Earnings less than distributions	(193)	(4)	(197)
Total net income	$10,143	$207	$10,350

Weighted-average units outstanding - basic and diluted	23,208

Earnings per limited partner unit - basic and diluted	$0.44

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
The partnership recognizes uncertainties in income taxes based upon the technical merits of the position and measures the maximum benefit and degree of likelihood to determine the tax liability in the financial statements. The partnership does not have any material uncertain tax positions as of March 31, 2023.
8. COMMITMENTS AND CONTINGENCIES
Operating Lease Expense
The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 8.6 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with different underlying terms.
The components of lease expense for the three months ended March 31, 2023 and 2022, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease expense
Operating lease expense	$4,859	$3,493
Variable lease expense (benefit) (1)	33	(25)
Total lease expense	$4,892	$3,468
(1) Represents railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade, offset by amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,447	$3,358

Right-of-use assets obtained in exchange for lease obligations
Operating leases	16,576	4,709
Supplemental balance sheet information related to operating leases is as follows:

	March 31, 2023	December 31, 2022
Weighted average remaining lease term	4.0 years	3.8 years

Weighted average discount rate	4.61%	3.93%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2023 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2023	$14,864
2024	18,149
2025	15,536
2026	9,414
2027	6,820
Thereafter	2,480
Total	67,263
Less: Present value discount	(6,042)
Operating lease liabilities	$61,221
Lease Revenue
The components of lease revenue for the three months ended March 31, 2023 and 2022, are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease revenue
Operating lease revenue	$17,206	$15,758
Variable lease revenue (1)	667	452
Total lease revenue	$17,873	$16,210
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
The remaining lease term for the storage and throughput agreement is 6.3 years with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon for the remainder of 2023 and in future years, is as follows (in thousands):

Year Ending December 31,	Amount
2023	$34,693
2024	46,257
2025	46,257
2026	46,257
2027	46,257
Thereafter	69,385
Total	$289,106
In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 6.3 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2023 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2023	$19,461
2024	23,530
2025	20,096
2026	11,386
2027	8,526
Thereafter	1,073
Total	$84,072
Legal
The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not a party to any material litigation.
9. RELATED PARTY TRANSACTIONS
The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $1.0 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively. Of these total shared service expenses, $0.6 million and $0.5 million were recorded in operations and maintenance expenses and $0.4 million and $0.3 million were recorded within general and administrative expenses, respectively, on the consolidated statements of operations for the three months ended March 31, 2023 and 2022. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.
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
For the three months ended March 31, 2023, the partnership charged Green Plains Trade $0.5 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. Prior year credits of $1.1 million expired unused, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $0.5 million. These credits, if unused, will expire on March 31, 2024.
The above credits have been previously recognized as revenue by the partnership, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods prior to expiration.
Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average daily railcar volumetric capacity provided by the partnership was 72.7 mmg and 69.7 mmg, respectively, and the associated average monthly fee was approximately $0.0291 and $0.0232 per gallon, respectively, during the three months ended March 31, 2023 and 2022, respectively. The partnership’s leased railcar fleet consisted of approximately 2,300 and 2,375 railcars as of March 31, 2023 and 2022, respectively.
Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg during both the three months ended March 31, 2023 and 2022. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. Green Plains Trade contracts with the partnership for additional railcar volumetric capacity as needed and in the normal course of business at comparable margins.
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
The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $17.9 million and $16.2 million for the three months ended March 31, 2023 and 2022, respectively. In addition, the partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $1.8 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.

Cash Distributions
The partnership distributed $5.5 million and $5.3 million to Green Plains related to the quarterly cash distribution paid for the three months ended March 31, 2023 and 2022, respectively.
10. EQUITY METHOD INVESTMENT
NLR Energy Logistics LLC
The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of March 31, 2023, the partnership’s investment balance in the joint venture was $2.8 million.
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
11. SUBSEQUENT EVENT
On May 3, 2023, the board of directors of Green Plains Holdings LLC, the general partner of the partnership received an unsolicited proposal from Green Plains Inc., our parent, to acquire all of the publicly held common units of the partnership not already owned by Green Plains in a stock-for-unit exchange.
The proposed transaction is subject to the negotiation and execution of a definitive agreement and approval of such definitive agreement and transactions contemplated thereunder by the board of directors of Green Plains Holdings LLC, and its conflicts committee. There can be no assurance that any such approvals will be forthcoming, that a definitive agreement will be executed, that any conditions to the consummation of the proposed transaction will be satisfied, or that any transaction will be consummated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2022 annual report. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results we expect for the full year.
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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include those discussed in Part I, Item 1A, “Risk Factors,” of our 2022 annual report and in Part II, Item 1A, “Risk Factors,” in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; disruption caused by health epidemics, such as the COVID-19 outbreak; and other risk factors detailed in our reports filed with the SEC.
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
Results of Operations
During the first quarter of 2023, our parent maintained an average utilization rate of approximately 87.5% of capacity. Ethanol throughput was 208.1 mmg, which was below the contracted minimum volume commitment per quarter. As a result, the Partnership charged Green Plains Trade $0.5 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. Prior year credits of $1.1 million expired unused, leaving a cumulative balance of minimum volume deficiency credits available to Green Plains Trade of $0.5 million. These credits, if unused, will expire on March 31, 2024.
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
Adjusted EBITDA and Distributable Cash Flow
Adjusted EBITDA is defined as earnings before interest expense, net of interest income, income tax expense, depreciation and amortization excluding the amortization of right-of-use assets, plus adjustments for transaction costs related to acquisitions or financing transactions, unit-based compensation expense, net gains or losses on asset sales, and our proportional share of EBITDA adjustments of our equity method investee.
Distributable cash flow is defined as adjusted EBITDA less interest paid or payable, net of interest income received, income taxes paid or payable, maintenance capital expenditures, which are defined under our partnership agreement as cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain our operating capacity or operating income, and our proportional share of distributable cash flow adjustments of our equity method investee.
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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three months ended March 31, 2023 and 2022 (unaudited, dollars in thousands):

	Three Months Ended March 31,
		2023		2022
Reconciliations to Non-GAAP Financial Measures:
Net income	$9,912		$10,350
Interest expense, net		1,772		1,239
Income tax (benefit) expense		(99)		38
Depreciation and amortization		816		898
Unit-based compensation expense		59		59
Proportional share of EBITDA adjustments of equity method investee (1)		45		45
Adjusted EBITDA		12,505		12,629
Interest paid or payable, net of interest received		(1,772)		(1,239)
Income taxes paid or payable		99		(38)
Maintenance capital expenditures		(80)		(132)
Distributable cash flow (2)		10,752		11,220

Distributions declared (3)		10,793		10,547

Coverage ratio	1.00	x	1.06	x
(1) Represents our proportional share of depreciation and amortization of our equity method investee.
(2) Distributable cash flow does not include adjustments for note repurchases on the term loan of $1.0 million for the three months ended March 31, 2022.
(3) Represents distributions declared for the applicable period and paid in the subsequent quarter for the three months ended March 31, 2023 and 2022, respectively.
Selected Financial Information and Operating Data
The following discussion reflects the results of the partnership for the three months ended March 31, 2023 and 2022.
Selected financial information for the three months ended March 31, 2023 and 2022, is as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2023	2022	% Var.
Revenues
Storage and throughput services	$11,564	$11,558	0.1%
Railcar transportation services	6,309	4,652	35.6
Terminal services	2,077	2,084	(0.3)
Trucking and other	825	806	2.4
Total revenues	20,775	19,100	8.8
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	7,253	5,565	30.3
General and administrative	1,230	1,185	3.8
Depreciation and amortization	816	898	(9.1)
Total operating expenses	9,299	7,648	21.6
Operating income	$11,476	$11,452	0.2%

Selected operating data for the three months ended March 31, 2023 and 2022, is as follows (unaudited):

	Three Months Ended March 31,
	2023	2022	% Var.
Product volumes (mmg)
Storage and throughput services	208.1	197.2	5.5%

Terminal services
Affiliate	26.3	27.3	(3.7)
Non-affiliate	24.6	21.5	14.4
	50.9	48.8	4.3

Railcar capacity billed (daily avg.)	72.7	69.7	4.3
Three Months Ended March 31, 2023, Compared with the Three Months Ended March 31, 2022
Consolidated revenues for the three months ended March 31, 2023 increased $1.7 million compared with the same period for 2022. Storage and throughput services revenue was consistent with the prior year. Railcar transportation services revenue increased $1.7 million primarily due to an increase in transportation service fees charged as a result of upgrading our leased railcar fleet to comply with DOT 117 regulations, and higher railcar volumetric capacity. Terminal services revenue and trucking and other revenue were consistent with the prior year.
Operations and maintenance expenses increased $1.7 million for the three months ended March 31, 2023, compared with the same period for 2022 primarily due to $1.5 million in higher railcar lease expense as a result of upgrading our leased railcar fleet to comply with DOT 117 regulations.
General and administrative expenses were consistent with the prior year.
Distributable cash flow decreased $0.5 million for the three months ended March 31, 2023, compared with the same period for 2022, associated with the decrease in net income.
Industry Factors Affecting our Results of Operations
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.01 million barrels per day during the first quarter of 2023, which was 1.0% lower than the 1.02 million barrels per day for the same quarter last year. Refiner and blender input volume was 853 thousand barrels per day for the first quarter of 2023, compared with 840 thousand barrels per day for the same quarter last year. Gasoline demand for the first quarter of 2023 was in line with the prior year quarter at 8.6 million barrels per day. U.S. domestic ethanol ending stocks decreased by approximately 1.4 million barrels compared to the prior year, or 5.3%, to 25.1 million barrels as of March 31, 2023. As of this filing, according to Prime the Pump, there were approximately 386 suppliers at 113 pipeline terminal locations now offering E15 to wholesale customers.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through February 28, 2023, were approximately 222 mmg, down from 267 mmg for the same period of 2022. Canada was the largest export destination for U.S. ethanol accounting for 40% of domestic ethanol export volume, driven in part by their national clean fuel standard. The United Kingdom, South Korea, the Netherlands and Mexico accounted for 12%, 11%, 5% and 5%, respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.3 to 1.5 billion gallons in 2023, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low carbon fuel programs and eliminate MTBE from their own fuel supplies. The strength of the U.S. Dollar relative to other currencies has the potential to adversely impact the U.S. ethanol competitiveness in the global market.

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
Federal mandates and state-level clean fuel programs supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting agricultural production and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs and higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel programs in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's recently proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production, with the administration's stated goal of having two-thirds of vehicles sold in 2032 be EVs. Sales of EVs in the U.S. were close to 300,000 vehicles in the first quarter of 2023, which represented approximately 8.4% of new vehicles sales. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on our business which we are continuing to evaluate. The legislation (1) created a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code, which runs from 2025 to 2027 of $1.00 per gallon, which could impact our fuel ethanol, depending on the level of GHG reduction for each gallon; (2) created a new tax credit for SAF of $1.25 to $1.75 per gallon, depending on the GHG reduction for each gallon, that could possibly involve some of our low carbon ethanol through an ATJ pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production Credit, where it qualifies for between $0.00 and $1.75 per gallon); (3) expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each ton of carbon sequestered, which could impact our carbon capture partnership and other potential carbon capture investments, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit, which could prove to be more valuable; (4) extended the biodiesel tax credit, which could impact our renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production credit, where all non-SAF fuels qualify for up to $1.00 per gallon); (5) funded biofuel blending infrastructure by $500 million, which could impact the availability of higher level ethanol blended fuel; (6) increased funding for working lands conservation programs for farmers by $20 billion; and (7) provided credits for the production and purchase of electric vehicles, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in this law, including investment tax credits for construction of clean energy infrastructure, that could impact us and our overall competitiveness. Regulatory rulemaking for the administration of these programs is underway, and the final regulations could impact many aspects of our business.
The RFS sets a floor for biofuels use in the United States. As of March 31, 2023, the EPA has proposed RVOs for 2023, 2024 and 2025, setting the implied conventional ethanol levels at 15.25 billion gallons for each year, inclusive of 250 million gallons of supplemental volume in 2023 to reflect a court-ordered remand of a previously lowered RVO. The EPA also proposed a modest increase in biomass based diesel volumes over the three years, with a large increase in advanced biofuels for 2024 and 2025, which they expect to be fulfilled by e-RINs for electric vehicles. The EPA has agreed to a consent decree from the U.S. District Court for D.C. to finalize an RVO for 2023 (and possibly 2024 and 2025) by June 14, 2023.
Under the RFS, RINs and SREs are important tools impacting supply and demand. The EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use in each annual RVO based on their percentage of total production of domestic transportation fuel sales. Obligated parties use RINs to show compliance with the RFS mandated volumes. Ethanol producers assign RINs to each gallon of renewable fuel they produce, and the RINs are detached when the renewable fuel is blended with transportation fuel domestically. Market participants can trade the detached RINs in the open market. The market price of detached RINs can affect the price of ethanol in certain markets and can influence purchasing decisions by obligated parties. Of note, the RIN mechanism for proposed e-RINs could vary from the traditional process.

As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than they had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the previous administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the previous administration, erasing a total 4.3 billion gallons of potential blending demand. Under the current administration, the EPA reversed the three SREs issued in the final weeks of the previous administration, and in conjunction with the RVO rulemaking for 2020, 2021, and 2022, denied all pending SREs, however the EPA allowed for so-called "alternative compliance" for these refineries, which in practice waives their blending obligations for those years. The EPA has reiterated their stance on denying all SRE applications in the proposed 2023, 2024 and 2025 RVO rulemaking, and there are multiple on-going legal challenges to how they have handled SREs and RFS rulemakings.
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court declined to hear a challenge to this ruling. On April 12, 2022, the President announced that he had directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the summer months, and that the temporary waiver should be extended as long as the gasoline supply emergency lasts. As of this filing, the administration has announced they will take the same approach with emergency waivers for the 2023 summer driving season. The EPA has also instigated regulatory rulemaking to allow for the elimination of the One-Pound Waiver for E10 in several Midwestern states in time for the 2024 summer driving season, which would have the practical effect of allowing for E15 to be sold year round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin.
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

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The rule has increased the lease costs for railcars in the short term and may increase the lease costs long term, which will in turn result in an increase in the fees we charge for railcar capacity. The deadline for compliance with DOT specification 117 is May 1, 2023. As of March 31, 2023, our fleet was DOT 117 compliant.
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
As of March 31, 2023, we had $18.1 million of cash and cash equivalents.
Net cash provided by operating activities was $8.9 million for the three months ended March 31, 2023 and 2022. Net cash used by investing activities was $0.1 million for the three months ended March 31, 2023 and 2022. Net cash used in financing activities was $10.8 million for the three months ended March 31, 2023, compared with $11.5 million for the three months ended March 31, 2022. The decrease was due to a reduction of note repurchases made on our term loan, offset by an increase in our quarterly distribution payment.
We incurred capital expenditures of $0.1 million for the three months ended March 31, 2023 for various maintenance and upgrades. We expect to incur approximately $0.5 million of capital expenditures for the remainder of 2023.
We did not make any equity method investee contributions related to the NLR joint venture for the three months ended March 31, 2023, and we do not anticipate making significant equity contributions to NLR for the remainder of 2023. We anticipate receiving future distributions from NLR as excess cash becomes available.
Term Loan Facility
Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Under the terms of the agreement, Green Plains Partners and its affiliates are allowed to repurchase outstanding notes from the lenders. In conjunction, the partnership repurchased $1.0 million of the outstanding notes during the three months ended March 31, 2022. No outstanding notes were repurchased during the three months ended March 31, 2023. Interest on the term loan is based on three-month LIBOR plus 8.00%, with a 0% LIBOR floor, and is payable on the 15th day of each March, June, September and December. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. No principal payments were made during the three months ended March 31, 2023 and 2022. The term loan had an outstanding balance of $59.0 million and an interest rate of 13.14%.
Financial covenants of the term loan include a maximum consolidated leverage ratio of no more than 2.50x and a minimum consolidated debt service coverage ratio of no less than 1.10x. The term loan is secured by substantially all of the assets of the partnership.

The administrator of LIBOR ceased publication of the one-week and two-month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and announced that the remaining USD LIBOR settings, including the three-month LIBOR, will cease immediately following the LIBOR publication on June 30, 2023. We use three-month LIBOR as a reference rate for our term loan. Our term loan was amended on April 19, 2023 to change the underlying floating interest rate to the three-month term SOFR rate plus a 0.26161% credit spread adjustment from three-month LIBOR. The impact of the amendment is not material to interest expense.
For more information related to our debt, see Note 3 – Debt to the consolidated financial statements in this report.
Distributions to Unitholders
On February 10, 2023, the partnership distributed $10.8 million to unitholders of record as of February 3, 2023, related to the quarterly cash distribution of $0.455 per unit that was declared on January 19, 2023, for the quarter ended December 31, 2022.
On April 20, 2023, the board of directors of our general partner announced a quarterly cash distribution of $0.455 per unit, or approximately $10.8 million, for the quarter ended March 31, 2023. The distribution is payable on May 12, 2023, to unitholders of record at the close of business on May 5, 2023.
Effects of Inflation
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements associated with our railcar fleet. Aggregate minimum lease payments under these operating lease agreements for future fiscal years as of March 31, 2023 totaled $67.3 million. Refer to Note 8 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
Critical Accounting Policies and Estimates
Critical accounting policies relating to leases and impairment of goodwill are impacted significantly by judgments, assumptions and estimates used to prepare our consolidated financial statements. Information about our critical accounting policies and estimates is included in our 2022 annual report.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the risk of loss arising from adverse changes in market rates and prices. At this time, we conduct all of our business in U.S. dollars and are not exposed to foreign currency risk.
Interest Rate Risk
We are exposed to interest rate risk through our term loan, which bears interest at variable rates. At March 31, 2023, we had $59.0 million outstanding under our term loan. A 10% change in interest rates would affect our interest expense by approximately $0.8 million per year, assuming no changes in the amount outstanding or other variables.
Other details about our outstanding debt are discussed in the notes to the consolidated financial statements included in this report and in our 2022 annual report.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
Investors should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended December 31, 2022, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements” of this report. Although we have attempted to discuss key factors, our investors need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factor supplements and/or updates risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

There can be no assurances that we will enter into a definitive agreement with our parent related to its proposal to acquire all of our Common Units that it does not already own, or that we will complete any transaction contemplated by such an agreement.

On May 3, 2023, the board of directors of our general partner received a non-binding proposal from our parent pursuant to which our parent would acquire all of our Common Units that it does not already own. While the board of directors of our general partner has delegated to the Conflicts Committee the authority to evaluate the proposal and the terms of any potential transaction with our parent related to the proposal, there can be no assurances that we will enter into a definitive agreement with our parent related to this transaction. Furthermore, should we enter into a definitive agreement with our parent, we anticipate that the consummation of any potential transaction will be subject to a number of conditions, and there can be no assurances that such conditions will be satisfied or waived or that any potential transaction will be completed in a timely manner or at all.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1
Amendment No. 2 to the Amended and Restated Credit Agreement, dated April 19, 2023, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto.

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
101
The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements

104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: May 4, 2023	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 4, 2023	By:	/s/ James E. Stark
James E. Stark
Chief Financial Officer
(Principal Financial Officer)