Form 10-Q
period 2023-06-30
Green Plains Partners LP
filed 2023-08-04
CIK 1635650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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
☐ Yes  ☒ No
The registrant had 23,264,833 common units outstanding as of July 28, 2023.

Commonly Used Defined Terms
The abbreviations, acronyms and industry terminology used in this quarterly report are defined as follows:

Green Plains Partners LP, Subsidiaries, and Partners:
Green Plains Operating Company	Green Plains Operating Company LLC
Green Plains Partners; the partnership	Green Plains Partners LP and its subsidiaries
NLR	NLR Energy Logistics LLC
Green Plains Inc. and Subsidiaries:
Green Plains; the parent or sponsor	Green Plains Inc. and its subsidiaries
Green Plains Holdings, the general partner	Green Plains Holdings LLC
Green Plains Trade	Green Plains Trade Group LLC
Other Defined Terms:
2022 annual report	The partnership’s annual report on Form 10-K for the year ended December 31, 2022, filed February 10, 2023
ATJ	Alcohol-to-Jet
ARO	Asset retirement obligation
ASC	Accounting Standards Codification
Bgy	Billion gallons per year
BlackRock	Funds and accounts managed by BlackRock
CI	Carbon intensity
Conflicts committee	The partnership’s committee responsible for reviewing situations involving certain transactions with affiliates or other potential conflicts of interest
D.C.	District of Columbia
DOE	Department of Energy
E10	Gasoline blended with up to 10% ethanol by volume
E15	Gasoline blended with up to 15% ethanol by volume
EBITDA	Earnings before interest, taxes, depreciation and amortization
EIA	U.S. Energy Information Administration
EPA	U.S. Environmental Protection Agency
EV	Electric Vehicle
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FFV	Flexible-fuel vehicle
GAAP	U.S. Generally Accepted Accounting Principles
LIBOR	London Interbank Offered Rate
LTIP	Green Plains Partners LP 2015 Long-Term Incentive Plan
Mmg	Million gallons
MSC™	Maximized Stillage Coproducts produced using process technology developed by Fluid Quip Technologies LLC
MTBE	Methyl tertiary-butyl ether
Partnership agreement	First Amended and Restated Agreement of Limited Partnership of Green Plains Partners LP, dated as of July 1, 2015, between Green Plains Holdings LLC and Green Plains Inc.
RFS	Renewable Fuels Standard
RIN	Renewable identification number
RVO	Renewable volume obligation
SAF	Sustainable Aviation Fuel
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SRE	Small refinery exemption
U.S.	United States
USDA	U.S. Department of Agriculture

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,550	$20,166
Accounts receivable	1,044	255
Accounts receivable from affiliates	14,156	12,742
Prepaid expenses and other	1,520	1,410
Total current assets	32,270	34,573

Property and equipment, net of accumulated depreciation and amortization of $37,961 and $36,323, respectively	25,984	26,137
Operating lease right-of-use assets	55,189	47,002
Goodwill	10,598	10,598
Investment in equity method investee	3,100	2,680
Other assets	378	432
Total assets	$127,519	$121,422

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$3,554	$3,086
Accounts payable to affiliates	489	1,139
Accrued and other liabilities	6,022	4,849
Asset retirement obligations	1,476	1,861
Operating lease current liabilities	17,226	14,734
Total current liabilities	28,767	25,669

Long-term debt	57,101	58,559
Asset retirement obligations	3,534	2,862
Operating lease long-term liabilities	39,583	33,582
Total liabilities	128,985	120,672

Commitments and contingencies (Note 8)

Partners' equity (deficit)
Common unitholders - public (11,660,274 units issued and outstanding)	133,993	135,025
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(135,434)	(134,296)
General partner interests	(25)	21
Total partners' equity (deficit)	(1,466)	750
Total liabilities and partners' equity (deficit)	$127,519	$121,422
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Affiliate	$19,460	$18,742	$39,116	$36,837
Non-affiliate	1,063	912	2,182	1,917
Total revenues	20,523	19,654	41,298	38,754
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	7,070	6,160	14,323	11,725
General and administrative	1,625	925	2,855	2,110
Depreciation and amortization	828	823	1,644	1,721
Total operating expenses	9,523	7,908	18,822	15,556
Operating income	11,000	11,746	22,476	23,198
Interest income	238	—	363	—
Interest expense	(1,910)	(1,384)	(3,807)	(2,623)
Income before income taxes and income from equity method investee	9,328	10,362	19,032	20,575
Income tax expense	(293)	(39)	(194)	(77)
Income from equity method investee	311	196	420	371
Net income	$9,346	$10,519	$19,258	$20,869

Net income attributable to partners' ownership interests
General partner	$188	$210	$386	$417
Limited partners - common unitholders	9,158	10,309	18,872	20,452

Earnings per limited partner unit (basic and diluted)
Common units	$0.39	$0.44	$0.81	$0.88

Weighted average limited partner units outstanding (basic and diluted)
Common units	23,227	23,208	23,227	23,208
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$19,258	$20,869
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,644	1,721
Accretion	203	133
Amortization of debt issuance costs	58	66
Unit-based compensation	119	119
Income from equity method investee	(420)	(371)
Other	(359)	—
Changes in operating assets and liabilities
Accounts receivable	(789)	62
Accounts receivable from affiliates	(1,414)	(1,982)
Prepaid expenses and other assets	645	(371)
Accounts payable and accrued liabilities	(42)	671
Accounts payable to affiliates	(650)	(217)
Operating lease liabilities and right-of-use assets	306	494
Other	56	—
Net cash provided by operating activities	18,615	21,194

Cash flows from investing activities
Purchases of property and equipment	(129)	(305)
Net cash used in investing activities	(129)	(305)

Cash flows from financing activities
Payments of distributions	(21,586)	(20,976)
Principal payments on long-term debt	(1,500)	(1,031)
Payments of loan fees	(16)	—
Net cash used in financing activities	(23,102)	(22,007)

Net change in cash and cash equivalents	(4,616)	(1,118)
Cash and cash equivalents, beginning of period	20,166	17,645
Cash and cash equivalents, end of period	$15,550	$16,527

Supplemental disclosures of cash flow
Cash paid for income taxes	$198	$76
Cash paid for interest	$3,766	$2,549
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
On May 3, 2023, the Board of Directors of the general partner received a non-binding, preliminary proposal ("the Proposal") from the parent to acquire all of the outstanding common units representing limited partner interests in the partnership not already owned by the parent and its affiliates pursuant to a stock-for-unit merger that would result in the partnership becoming a direct, wholly owned subsidiary of the parent. The conflicts committee of the Board of Directors of the general partner (the "Conflicts Committee") has been delegated the authority to evaluate and negotiate the possible terms of a proposed transaction. Any transaction involving the parent and the partnership is subject to the execution of a mutually satisfactory definitive agreement and approval of such definitive agreement and the transactions contemplated thereunder by the boards of directors of the parent and the general partner, the Conflicts Committee, as well as the majority of the partnership's unitholders. There can be no assurance that the parties will reach agreement on the terms of a transaction, that a definitive agreement will be executed or that a transaction will be approved or consummated.
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
Impairment of Long-Lived Assets and Goodwill
The partnership reviews its long-lived assets, currently consisting primarily of property and equipment and operating lease right-of-use assets, for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. No triggering events were identified for the periods reported.
The partnership’s goodwill currently is comprised of amounts recognized by the partnership's predecessor related to terminal services assets. The partnership reviews goodwill at the reporting unit level for impairment at least annually, as of October 1, or more frequently when events or changes in circumstances indicate that impairment may have occurred.

Leases
The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership did not incur any material short-term lease expense for either the three and six months ended June 30, 2023 or June 30, 2022.
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
2. REVENUE
Revenue by Source
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Service revenues
Terminal services	$2,173	$2,036	$4,250	$4,120
Trucking and other	416	929	1,241	1,735
Total service revenues	2,589	2,965	5,491	5,855
Leasing revenues (1)
Storage and throughput services	11,565	11,570	23,129	23,128
Railcar transportation services	6,369	5,119	12,678	9,771
Total leasing revenues	17,934	16,689	35,807	32,899
Total revenues	$20,523	$19,654	$41,298	$38,754
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
Major Customers
Revenue from Green Plains Trade Group was $19.4 million and $39.1 million for the three and six months ended June 30, 2023, respectively, and $18.7 million and $36.8 million for the three and six months ended June 30, 2022, respectively, which exceeds 10% of the partnership’s total revenue.
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
The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three and six months ended June 30, 2023 (in thousands):

Amount
Balance at January 1, 2023	$153
Revenue recognized included in beginning balance	(153)
Net additions	124
Balance at March 31, 2023	124
Revenue recognized included in beginning balance	(124)
Net additions	234
Balance at June 30, 2023	$234
The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of June 30, 2023, in the subsequent quarter when the product is withdrawn from tank storage.

3. DEBT
Term Loan Facility
Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Under the terms of the agreement, Green Plains Partners and its affiliates are allowed to repurchase outstanding notes from the lenders. Interest on the term loan is based on three-month SOFR plus 8.26%. Interest is payable on the 15th day of each March, June, September and December during the term. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. Principal prepayments totaling $1.5 million were made during the three and six months ended June 30, 2023. The partnership repurchased $1.0 million of the outstanding notes during the six months ended June 30, 2022. The term loan had an outstanding balance of $57.5 million, $0.4 million of unamortized debt issuance costs, and an interest rate of 13.52% as of June 30, 2023. The partnership believes the carrying amount of its debt approximated fair value at both June 30, 2023 and December 31, 2022.
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
Covenant Compliance
The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of June 30, 2023.
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

The non-vested unit-based award activity for the six months ended June 30, 2023, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2022	19,707	$12.18
Vested	(19,707)	12.18
Non-vested at June 30, 2023	—	$—	0.0
Compensation costs related to the unit-based awards of $60 thousand and $119 thousand were recognized during both the three and six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there were no unrecognized compensation costs from unit-based compensation awards.
5. PARTNERS’ EQUITY (DEFICIT)
Changes in partners’ equity (deficit) are as follows (in thousands):

	Limited Partners		General Partner	Total
	Common Units- Public	Common Units- Green Plains
Balance, December 31, 2022	$135,025	$(134,296)	$21	$750
Quarterly cash distributions to unitholders ($0.455 per unit)	(5,305)	(5,272)	(216)	(10,793)
Net income	4,873	4,841	198	9,912
Unit-based compensation	59	—	—	59
Balance, March 31, 2023	$134,652	$(134,727)	$3	$(72)
Quarterly cash distributions to unitholders ($0.455 per unit)	(5,305)	(5,272)	(216)	(10,793)
Net income	4,593	4,565	188	9,346
Unit-based compensation	53	—	—	53
Balance, June 30, 2023	$133,993	$(135,434)	$(25)	$(1,466)

	Limited Partners		General Partner	Total
	Common Units- Public	Common Units- Green Plains
Balance, December 31, 2021	$135,666	$(133,420)	$57	$2,303
Quarterly cash distributions to unitholders ($0.44 per unit)	(5,122)	(5,098)	(209)	(10,429)
Net income	5,083	5,060	207	10,350
Unit-based compensation	59	—	—	59
Balance, March 31, 2022	$135,686	$(133,458)	$55	$2,283
Quarterly cash distributions to unitholders ($0.445 per unit)	(5,180)	(5,156)	(211)	(10,547)
Net income	5,167	5,142	210	10,519
Unit-based compensation	60	—	—	60
Balance, June 30, 2022	$135,733	$(133,472)	$54	$2,315
There was no change in the number of common limited partner units outstanding during the six months ended June 30, 2023.

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
On May 12, 2023, the partnership distributed $10.8 million to unitholders of record as of May 5, 2023, related to the quarterly cash distribution of $0.455 per unit that was declared on April 20, 2023, for the quarter ended March 31, 2023.
On July 20, 2023, the board of directors of the general partner declared a quarterly cash distribution of $0.455 per unit, or approximately $10.8 million, for the quarter ended June 30, 2023. The distribution is payable on August 11, 2023, to unitholders of record at the close of business on August 4, 2023.
The total cash distributions declared for the three and six months ended June 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General partner distributions	$216	$213	$432	$424

Limited partner common units - public	5,314	5,239	10,619	10,419
Limited partner common units - Green Plains	5,272	5,214	10,544	10,370
Total distributions to limited partners	10,586	10,453	21,163	20,789
Total distributions declared	$10,802	$10,666	$21,595	$21,213
6. EARNINGS PER UNIT
The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of June 30, 2023.

The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended June 30, 2023
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$10,586	$216	$10,802
Earnings less than distributions	(1,428)	(28)	(1,456)
Total net income	$9,158	$188	$9,346

Weighted-average units outstanding - basic and diluted	23,227

Earnings per limited partner unit - basic and diluted	$0.39

	Six Months Ended June 30, 2023
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$21,163	$432	$21,595
Earnings less than distributions	(2,291)	(46)	(2,337)
Total net income	$18,872	$386	$19,258

Weighted-average units outstanding - basic and diluted	23,227

Earnings per limited partner unit - basic and diluted	$0.81

	Three Months Ended June 30, 2022
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$10,453	$213	$10,666
Earnings less than distributions	(144)	(3)	(147)
Total net income	$10,309	$210	$10,519

Weighted-average units outstanding - basic and diluted	23,208

Earnings per limited partner unit - basic and diluted	$0.44

	Six Months Ended June 30, 2022
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$20,789	$424	$21,213
Earnings less than distributions	(337)	(7)	(344)
Total net income	$20,452	$417	$20,869

Weighted-average units outstanding - basic and diluted	23,208

Earnings per limited partner unit - basic and diluted	$0.88
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
The partnership recognizes uncertainties in income taxes based upon the technical merits of the position, and measures the maximum benefit and degree of likelihood to determine the tax liability in the financial statements. The partnership does not have any material uncertain tax positions as of June 30, 2023.
8. COMMITMENTS AND CONTINGENCIES
Operating Lease Expense
The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 8.3 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with different underlying terms.
The components of lease expense for the three and six months ended June 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease expense
Operating lease expense	$4,855	$3,676	$9,714	$7,169
Variable lease expense (benefit) (1)	(206)	187	(173)	162
Total lease expense	$4,649	$3,863	$9,541	$7,331
(1) Represents railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade, offset by amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,749	$3,329	$9,196	$6,687

Right-of-use assets obtained in exchange for lease obligations
Operating leases	—	3,031	16,576	7,740
Supplemental balance sheet information related to operating leases is as follows:

	June 30, 2023	December 31, 2022
Weighted average remaining lease term	3.8 years	3.8 years

Weighted average discount rate	4.70%	3.93%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2023 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2023	$10,088
2024	18,121
2025	15,508
2026	9,385
2027	6,790
Thereafter	2,384
Total	62,276
Less: Present value discount	(5,467)
Operating lease liabilities	$56,809
Lease Revenue
The components of lease revenue for the three and six months ended June 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease revenue
Operating lease revenue	$17,287	$15,833	$34,493	$31,591
Variable lease revenue (1)	647	856	1,314	1,308
Total lease revenue	$17,934	$16,689	$35,807	$32,899
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
The remaining lease term for the storage and throughput agreement is 6.0 years with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon for the remainder of 2023 and in future years, is as follows (in thousands):

Year Ending December 31,	Amount
2023	$23,128
2024	46,257
2025	46,257
2026	46,257
2027	46,257
Thereafter	69,385
Total	$277,541
In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 6.0 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period. Anticipated minimum operating lease revenue under this agreement for the remainder of 2023 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2023	$12,953
2024	23,530
2025	20,096
2026	11,386
2027	8,526
Thereafter	1,073
Total	$77,564
Legal
The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not a party to any material litigation.
9. RELATED PARTY TRANSACTIONS
The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $0.9 million and $1.9 million, respectively, for the three and six months ended June 30, 2023. Of these shared service expenses, $0.5 million and $1.1 million were recorded in operations and maintenance expenses and $0.4 million and $0.8 million were recorded within general and administrative expenses, respectively, for the three and six months ended June 30, 2023. The partnership recorded expenses related to these shared services of $0.8 million and $1.7 million, respectively, for the three and six months ended June 30, 2022. Of these shared service expenses, $0.4 million and $1.0 million were recorded in operations and maintenance expenses and $0.4 million and $0.7 million were recorded within general and administrative expenses, respectively, for the three and six months ended June 30, 2022. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.
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
The storage and throughput and rail transportation services agreements have various automatic renewal terms if not cancelled by either party within specified timeframes.

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
For the three months ended June 30, 2023, the partnership charged Green Plains Trade $1.2 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. The cumulative balance of minimum volume deficiency credits available to Green Plains Trade is $1.7 million as of June 30, 2023. These credits expire, if unused, as follows:
• $0.5 million, expiring on March 31, 2024; and
• $1.2 million, expiring on June 30, 2024.
The above credits have been recognized as revenue by the partnership in the period in which the deficiency occurred, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods.
Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average daily railcar volumetric capacity provided by the partnership was 70.7 mmg and 71.7 mmg, respectively, and the associated average monthly fee was approximately $0.0301 and $0.0296 per gallon, respectively, during the three and six months ended June 30, 2023. The average daily railcar volumetric capacity provided by the partnership was 74.5 mmg and 72.1 mmg, respectively, and the associated monthly fee was approximately $0.0229 and $0.0228 per gallon, respectively, during the three and six months ended June 30, 2022. The partnership’s leased railcar fleet consisted of approximately 2,360 and 2,530 railcars as of June 30, 2023 and 2022, respectively.
Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg during the three and six months ended June 30, 2023 and 2022. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.
Under the existing Birmingham terminal services agreement, effective through December 31, 2023, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 8.3 mmg per month and pay associated throughput fees, as well as fees for ancillary services.
The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $17.9 million and $35.8 million for the three and six months ended June 30, 2023, respectively, and $16.7 million and $32.9 million for the three and six months ended June 30, 2022, respectively. In addition, the partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $1.5 million and $3.3 million for the three and six months ended June 30, 2023, respectively, and $2.0 million and $3.9 million for the three and six months ended June 30, 2022, respectively.

Cash Distributions
The partnership distributed $5.5 million and $11.0 million to Green Plains related to the quarterly cash distribution paid for the three and six months ended June 30, 2023, respectively, and $5.4 million and $10.7 million for the three and six months ended June 30, 2022, respectively.
10. EQUITY METHOD INVESTMENT
NLR Energy Logistics LLC
The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of June 30, 2023, the partnership’s investment balance in the joint venture was $3.1 million.
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
11. SUBSEQUENT EVENTS
On July 25, 2023, Green Plains entered into an asset purchase agreement to sell its ethanol plant located in Atkinson, Nebraska. Correspondingly, the partnership entered into an asset purchase agreement to sell its storage assets located adjacent to the Atkinson plant to Green Plains, along with the transfer of associated railcar operating leases. The transaction is anticipated to close within 30 days in conjunction with the completion of the Green Plains Atkinson LLC ethanol asset sale, subject to customary closing conditions. The terms of this transaction were approved by both the board of directors of the general partner and the board of directors’ conflicts committee, which consists entirely of independent directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2022 annual report. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results we expect for the full year.
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
Recent Developments
On May 3, 2023, the Board of Directors of the general partner received a non-binding, preliminary proposal ("the Proposal") from the parent to acquire all of the outstanding common units representing limited partner interests in the partnership not already owned by the parent and its affiliates pursuant to a stock-for-unit merger that would result in the partnership becoming a direct, wholly owned subsidiary of the parent. The conflicts committee of the Board of Directors of the general partner (the "Conflicts Committee") has been delegated the authority to evaluate and negotiate the possible terms of a proposed transaction. Any transaction involving the parent and the partnership is subject to the execution of a mutually satisfactory definitive agreement and approval of such definitive agreement and the transactions contemplated thereunder by the boards of directors of the parent and the general partner, the Conflicts Committee, as well as the majority of the partnership's unitholders. There can be no assurance that the parties will reach agreement on the terms of a transaction, that a definitive agreement will be executed or that a transaction will be approved or consummated.
On July 25, 2023, Green Plains entered into an asset purchase agreement to sell its ethanol plant located in Atkinson, Nebraska. Correspondingly, the partnership entered into an asset purchase agreement to sell its storage assets located adjacent to the Atkinson plant to Green Plains, along with the transfer of associated railcar operating leases. The transaction is anticipated to close within 30 days in conjunction with the completion of the Green Plains Atkinson LLC ethanol asset sale, subject to customary closing conditions. The terms of this transaction were approved by both the board of directors of the general partner and the board of directors’ conflicts committee, which consists entirely of independent directors.
Results of Operations
During the second quarter of 2023, our parent maintained an average utilization rate of approximately 81.5% of capacity. Ethanol throughput was 196.1 mmg, which was below the contracted minimum volume commitment per quarter. As a result, the Partnership charged Green Plains Trade $1.2 million related to the minimum volume commitment deficiency for the quarter, resulting in a credit to be applied against excess volumes in future periods. The cumulative balance of minimum volume deficiency credits available to Green Plains Trade is $1.7 million as of June 30, 2023. These credits expire, if unused, as follows:
•$0.5 million, expiring on March 31, 2024; and
•$1.2 million, expiring on June 30, 2024.
The above credits have been recognized as revenue by the partnership in the period in which the deficiency occurred, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods.
Our parent’s operating strategy is to transform to a value-added agricultural technology company creating sustainable high value ingredients. Depending on the margin environment, our parent may exercise operational discretion that results in reductions in throughput volumes. It is possible that throughput volumes could be below minimum volume commitments in the future, depending on various factors that drive each of our parent's biorefineries variable contribution margin, including future driving and gasoline demand for the industry and the availability and price of renewable feedstocks. As part of this strategy, our parent is deploying MSC™ technology, to help meet growing global demand for protein feed ingredients and low-carbon renewable corn oil, which could lead to our parent having more consistent margins and operating throughput rates over time.
Adjusted EBITDA and Distributable Cash Flow
Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation and amortization excluding the amortization of right-of-use assets, plus adjustments for transaction costs related to acquisitions or financing transactions, unit-based compensation expense, net gains or losses on asset sales, and our proportional share of EBITDA adjustments of our equity method investee.
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

The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and six months ended June 30, 2023 and 2022 (unaudited, dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		2023		2022		2023		2022
Reconciliations to Non-GAAP Financial Measures:
Net income		$9,346		$10,519		$19,258		$20,869
Interest expense, net		1,672		1,384		3,444		2,623
Income tax expense		293		39		194		77
Depreciation and amortization		828		823		1,644		1,721
Transaction costs		455		—		455		—
Unit-based compensation expense		60		60		119		119
Proportional share of EBITDA adjustments of equity method investee (1)		45		45		90		90
Adjusted EBITDA		12,699		12,870		25,204		25,499
Interest paid or payable, net of interest received		(1,672)		(1,384)		(3,444)		(2,623)
Income taxes paid or payable		(293)		(39)		(194)		(77)
Maintenance capital expenditures		(4)		(126)		(84)		(258)
Distributable cash flow (2)		$10,730		$11,321		$21,482		$22,541

Distributions declared (3)		$10,802		$10,666		$21,595		$21,213

Coverage ratio	0.99	x	1.06	x	0.99	x	1.06	x
(1) Represents our proportional share of depreciation and amortization of our equity method investee.
(2) Distributable cash flow does not include adjustments for the principal payment on the term loan of $1.5 million for the three and six months ended June 30, 2023. Distributable cash flow does not include adjustments for the principal payment on the term loan of $1.0 million for the six months ended June 30, 2022.
(3) Represents distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data
The following discussion reflects the results of the partnership for the three and six months ended June 30, 2023 and 2022.
Selected financial information for the three and six months ended June 30, 2023 and 2022, is as follows (unaudited, in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Var.	2023	2022	% Var.
Revenues
Storage and throughput services	$11,565	$11,570	—%	$23,129	$23,128	—%
Railcar transportation services	6,369	5,119	24.4	12,678	9,771	29.8
Terminal services	2,173	2,036	6.7	4,250	4,120	3.2
Trucking and other	416	929	(55.2)	1,241	1,735	(28.5)
Total revenues	20,523	19,654	4.4	41,298	38,754	6.6
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	7,070	6,160	14.8	14,323	11,725	22.2
General and administrative	1,625	925	75.7	2,855	2,110	35.3
Depreciation and amortization	828	823	0.6	1,644	1,721	(4.5)
Total operating expenses	9,523	7,908	20.4	18,822	15,556	21.0
Operating income	$11,000	$11,746	(6.4)%	$22,476	$23,198	(3.1)%
Selected operating data for the three and six months ended June 30, 2023 and 2022, is as follows (unaudited):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Var.	2023	2022	% Var.
Product volumes (mmg)
Storage and throughput services	196.1	232.5	(15.7)%	404.2	429.7	(5.9)%

Terminal services
Affiliate	30.1	27.7	8.7	56.4	55.0	2.5
Non-affiliate	25.9	23.7	9.3	50.5	45.2	11.7
	56.0	51.4	8.9	106.9	100.2	6.7

Railcar capacity billed (daily avg.)	70.7	74.5	(5.1)	71.7	72.1	(0.6)
Three Months Ended June 30, 2023, Compared with the Three Months Ended June 30, 2022
Consolidated revenues for the three months ended June 30, 2023 increased $0.9 million compared with the same period for 2022. Storage and throughput services revenue and terminal services revenue were consistent with the prior year. Railcar transportation services revenue increased $1.3 million primarily due to an increase in transportation service fees charged as a result of upgrading our leased railcar fleet to comply with DOT 117 regulations. Trucking and other revenue decreased $0.5 million compared to the prior year primarily due to the discontinuance of trucking operations that occurred during the period.

Operations and maintenance expenses increased $0.9 million for the three months ended June 30, 2023, compared with the same period for 2022 primarily due to higher railcar lease expense as a result of upgrading our leased railcar fleet to comply with DOT 117 regulations.
General and administrative expenses increased $0.7 million for the three months ended June 30, 2023 compared with the same period for 2022 primarily due to $0.5 million in transaction costs related to the proposal from our parent to acquire all outstanding units of the partnership.
Distributable cash flow decreased $0.6 million for the three months ended June 30, 2023, compared with the same period for 2022, primarily associated with a $1.2 million decrease in net income offset by $0.5 million in transaction costs.
Six Months Ended June 30, 2023, Compared with the Six Months Ended June 30, 2022
Consolidated revenues increased $2.5 million for the six months ended June 30, 2023, compared with the same period for 2022. Storage and throughput services revenue and terminal services revenue were consistent with the prior year. Railcar transportation services revenue increased $2.9 million primarily due to an increase in transportation service fees charged as a result of upgrading our leased railcar fleet to comply with DOT 117 regulations. Trucking and other revenue decreased $0.5 million primarily due to the discontinuance of trucking operations that occurred during the period.
Operations and maintenance expenses increased $2.6 million for the six months ended June 30, 2023, compared with the same period for 2022 primarily due to higher railcar lease expense as a result of upgrading our leased railcar fleet to comply with DOT 117 regulations.
General and administrative expenses increased $0.7 million for the six months ended June 30, 2023 compared with the same period for 2022 primarily due to $0.5 million in transaction costs related to the proposal from our parent to acquire all outstanding units of the partnership.
Distributable cash flow decreased $1.1 million for the six months ended June 30, 2023, compared with the same period for 2022, associated with a $1.6 million decrease in net income offset by $0.5 million in transaction costs.
Industry Factors Affecting our Results of Operations
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.01 million barrels per day during the second quarter of 2023, which was consistent with same quarter last year. Refiner and blender input volume was 905 thousand barrels per day for the second quarter of 2023, compared with 898 thousand barrels per day for the same quarter last year. Gasoline demand increased 0.3 million barrels per day, or 3.5% during the second quarter of 2023 compared to the prior year. U.S. domestic ethanol ending stocks decreased by approximately 0.4 million barrels compared to the prior year, or 1.8%, to 22.3 million barrels as of June 30, 2023. As of this filing, according to Prime the Pump, there were approximately 3,159 retail stations selling E15 year-round in 31 states, and approximately 386 suppliers at 113 pipeline terminal locations now offering E15 to wholesale customers.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through May 31, 2023, were approximately 593 mmg, down from 726 mmg for the same period of 2022. Canada was the largest export destination for U.S. ethanol accounting for 41% of domestic ethanol export volume, driven in part by their national clean fuel standard. The Netherlands, the United Kingdom, South Korea and India accounted for 10%, 10%, 8% and 8% respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.3 to 1.5 billion gallons in 2023, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low-carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. dollar could impact the U.S. ethanol competitiveness in the global market.
Legislation and Regulation
Our parent is sensitive to government programs and policies that affect the supply and demand for ethanol and other fuels, which in turn may impact the volume of ethanol and other products we handle. Over the years, various bills and amendments have been proposed in the House and Senate, which would eliminate the RFS entirely, eliminate the corn based ethanol portion of the mandate, lower the price of RINs and make it more difficult to sell fuel blends with higher levels of ethanol. Bills have also been introduced to require higher levels of octane blending, allow for year-round sales of higher blends of ethanol and require car manufacturers to produce vehicles that can operate on higher ethanol blends. We believe it is unlikely that any of these bills will become law in the current Congress. In addition, the manner in which the EPA administers the RFS and related regulations can have a significant impact on the actual amount of ethanol and other biofuels blended into the domestic fuel supply.
Federal mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting agricultural production and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs and higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's recently proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production, with the administration's stated goal of having two-thirds of vehicles sold in 2032 be EVs. Sales of EVs in the U.S. were close to 300,000 vehicles in the second quarter of 2023, which represented approximately 7.2% of new vehicles sales. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
The Inflation Reduction Act of 2022, which was signed into law on August 16, 2022, is a sweeping policy that could have many potential impacts on our parent's business which they are continuing to evaluate. The legislation (1) created a new Clean Fuel Production Credit of $0.02 per gallon per CI point reduction for any fuel below a 50 CI threshold from 2025 to 2027, section 45Z of the Internal Revenue Code, which could impact our parent's fuel ethanol, depending on the level of GHG reduction for each gallon; (2) created a new tax credit for SAF of $1.25 to $1.75 per gallon for 2023 and 2024, depending on the GHG reduction for each gallon, that could possibly involve some of our parent's low-carbon ethanol through an ATJ pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production Credit, where it qualifies for up to $0.035 per gallon per CI point reduction below a 50 CI threshold); (3) expanded the carbon capture and sequestration credit, section 45Q of the Internal Revenue Code, to $85 for each metric ton of carbon dioxide sequestered, which could impact our parent's carbon capture strategies, though it cannot be claimed in conjunction with the 45Z Clean Fuel Production Credit, which could prove to be more valuable; (4) extended the $1.00 per gallon biomass-based diesel tax credit through 2024, which could impact our parent's renewable corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biodiesel production (this credit expires after 2024 and shifts to the 45Z Clean Fuel Production credit, where all non-SAF fuels qualify for $0.02 per gallon for each point of CI reduction under the 50 CI threshold); (5) funded $500 million of biofuel blending infrastructure, which could impact the availability of higher level ethanol blended fuel; (6) increased funding for climate smart agriculture and working lands conservation programs for farmers by $20 billion; and (7) provided credits for the production and purchase of electric vehicles, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol. There are numerous additional clean energy credits included in this law, including investment tax credits for construction of clean energy infrastructure, that could impact our parent and their overall competitiveness. Regulatory rulemaking for the administration of these programs is underway, and the final regulations could impact many aspects of our parent's business.
The RFS sets a floor for biofuels use in the United States. On June 21, 2023, the EPA finalized RVOs for 2023, 2024 and 2025, setting the implied conventional ethanol levels at 15.25 billion gallons for 2023, and 15 billion for 2024 and 2025, inclusive of 250 million gallons of supplemental volume in 2023 to reflect a court-ordered remand of a previously lowered RVO. The EPA also proposed a modest increase in biomass based diesel volumes over the three years, setting the volumes at 2.82 billion for 2023, 3.04 billion for 2024 and 3.35 billion for 2025. The EPA also indicated that corn kernel fiber would contribute to the cellulosic volumes finalized, and could move to approve registrations that have been languishing for years at the agency. The EPA also removed a proposed e-RIN program from the final rule, but indicated it may move forward with it in a separate rulemaking.
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

As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than it had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the previous administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the previous administration, erasing a total 4.3 billion gallons of blending requirements. Under the current administration, the EPA reversed the three SREs issued in the final weeks of the previous administration, and in conjunction with the RVO rulemaking for 2020, 2021, and 2022, denied all pending SREs; however, the EPA allowed for so-called "alternative compliance" for these refineries, which in practice waived their blending obligations for those years. The EPA has reiterated its stance on denying all SRE applications in the final 2023, 2024 and 2025 RVO rulemaking, and there are multiple on-going legal challenges to how it has handled SREs and RFS rulemakings.
The One-Pound Waiver, which was extended in May 2019 to allow E15 to be sold year-round to all vehicles model year 2001 and newer, was challenged in an action filed in Federal District Court for the D.C. Circuit. On July 2, 2021, the Circuit Court vacated the EPA’s rule so the future of summertime, defined as June 1 to September 15, sales of E15 is uncertain. The Supreme Court declined to hear a challenge to this ruling. On April 12, 2022, the President announced that he had directed the EPA to issue an emergency waiver to allow for the continued sale of E15 during the summer months, and that the temporary waiver should be extended as long as the gasoline supply emergency lasts. On April 28, 2023, the administration announced emergency waivers for the 2023 summer driving season of June 1 to September 15. The EPA has also indicated it will undertake rulemaking to allow for the elimination of the One-Pound Waiver for E10 in several Midwestern states in time for the 2024 summer driving season, which would have the practical effect of allowing for E15 to be sold year round in the following states: Illinois, Iowa, Minnesota, Missouri, Nebraska, Ohio, South Dakota and Wisconsin.
In October 2019, the White House directed the USDA and EPA to move forward with rulemaking to expand access to higher blends of biofuels. This includes funding for infrastructure, labeling changes and allowing E15 to be sold through E10 infrastructure. The USDA rolled out the Higher Blend Infrastructure Incentive Program in the summer of 2020, providing competitive grants to fuel terminals and retailers for installing equipment for dispensing higher blends of ethanol and biodiesel. In December 2021, the USDA announced it would administer another infrastructure grant program. The Inflation Reduction Act, signed into law in 2022, provided for an additional $500 million in USDA grants for biofuel infrastructure. On June 26, 2023, the USDA announced the initial $50 million in awards, and laid out a process for distributing the remaining $450 million, with $90 million being made available each quarter.
Environmental and Other Regulation
Our operations are subject to environmental regulations, including those that govern the handling and release of ethanol, crude oil and other liquid hydrocarbon materials. Compliance with existing and anticipated environmental laws and regulations may increase our overall cost of doing business, including capital costs to construct, maintain, operate and upgrade equipment and facilities. Our business may also be impacted by government policies, such as tariffs, duties, subsidies, import and export restrictions and outright embargos. Our parent employs maintenance and operations personnel at each of its facilities, which are regulated by the Occupational Safety and Health Administration.

The U.S. ethanol industry relies heavily on tank cars to deliver its product to market. In 2015, the DOT finalized the Enhanced Tank Car Standard and Operational Controls for High-Hazard and Flammable Trains, or DOT specification 117, which established a schedule to retrofit or replace older tank cars that carry crude oil and ethanol, braking standards intended to reduce the severity of accidents and new operational protocols. The rule has increased the lease costs for railcars in the short term and may increase the lease costs long term, which will in turn result in an increase in the fees we charge for railcar capacity. The deadline for compliance with DOT specification 117 was May 1, 2023. Our fleet was DOT 117 compliant by the deadline.
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
As of June 30, 2023, we had $15.6 million of cash and cash equivalents.
Net cash provided by operating activities was $18.6 million for the six months ended June 30, 2023, compared with $21.2 million for the six months ended June 30, 2022. The decrease in cash flows from operating activities was primarily due to changes in net working capital and a reduction of net income. Net cash used by investing activities was $0.1 million for the six months ended June 30, 2023, compared with net cash used in investing activities of $0.3 million for the six months ended June 30, 2022, with the change primarily due to less capital expenditures in the six months ended June 30, 2023. Net cash used in financing activities was $23.1 million for the six months ended June 30, 2023, compared with $22.0 million for the six months ended June 30, 2022. The increase was due to higher principal payments on the term loan as well as an increase in our quarterly distribution payment.
We incurred capital expenditures of $0.1 million for the six months ended June 30, 2023 for various maintenance and upgrades. We expect to incur approximately $0.6 million for the remainder of 2023 for additional capitalized costs.
We did not make any equity method investee contributions related to the NLR joint venture for the six months ended June 30, 2023, and we do not anticipate making significant equity contributions to NLR for the remainder of 2023. We anticipate receiving future distributions from NLR as excess cash becomes available.
Term Loan Facility
Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Under the terms of the agreement, Green Plains Partners and its affiliates are allowed to repurchase outstanding notes from the lenders. Interest on the term loan is based on three-month SOFR plus 8.26%. Interest is payable on the 15th day of each March, June, September and December during the term. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. Principal prepayments totaling $1.5 million were made during the three and six months ended June 30, 2023. The partnership repurchased $1.0 million of the outstanding notes during the six months ended June 30, 2022. The term loan had an outstanding balance of $57.5 million, $0.4 million of unamortized debt issuance costs, and an interest rate of 13.52% as of June 30, 2023.
Financial covenants of the term loan include a maximum consolidated leverage ratio of no more than 2.50x and a minimum consolidated debt service coverage ratio of no less than 1.10x. The term loan is secured by substantially all of the assets of the partnership.
The administrator of LIBOR ceased publication of the one-week and two-month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and announced that the remaining USD LIBOR settings, including the three-month LIBOR, ceased immediately following the LIBOR publication on June 30, 2023. Our term loan was amended on April 19, 2023 to change the underlying floating interest rate to a SOFR-based rate from a LIBOR-based rate. The impact of the amendment is not material to interest expense.
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
On May 12, 2023, the partnership distributed $10.8 million to unitholders of record as of May 5, 2023, related to the quarterly cash distribution of $0.455 per unit that was declared on April 20, 2023, for the quarter ended March 31, 2023.

On July 20, 2023, the board of directors of the general partner declared a quarterly cash distribution of $0.455 per unit, or approximately $10.8 million, for the quarter ended June 30, 2023. The distribution is payable on August 11, 2023, to unitholders of record at the close of business on August 4, 2023.
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements associated with our railcar fleet. Aggregate minimum lease payments under these operating lease agreements for future fiscal years as June 30, 2023 totaled $62.3 million. Refer to Note 8 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
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
Interest Rate Risk
We are exposed to interest rate risk through our term loan, which bears interest at variable rates. At June 30, 2023, we had $57.5 million outstanding under our credit facility. A 10% change in interest rates would affect our interest expense by approximately $0.8 million per year, assuming no changes in the amount outstanding or other variables.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
On May 3, 2023, the Board of Directors of the general partner received a non-binding, preliminary proposal ("the Proposal") from the parent to acquire all of the outstanding common units representing limited partner interests in the partnership not already owned by the parent and its affiliates pursuant to a stock-for-unit merger that would result in the partnership becoming a direct, wholly owned subsidiary of the parent. The conflicts committee of the Board of Directors of the general partner (the "Conflicts Committee") has been delegated the authority to evaluate and negotiate the possible terms of a proposed transaction. Any transaction involving the parent and the partnership is subject to the execution of a mutually satisfactory definitive agreement and approval of such definitive agreement and the transactions contemplated thereunder by the boards of directors of the parent and the general partner, the Conflicts Committee, as well as the majority of the partnership's unitholders. There can be no assurance that the parties will reach agreement on the terms of a transaction, that a definitive agreement will be executed or that a transaction will be approved or consummated.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

During the three months ended June 30, 2023, no director or officer of the partnership adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K .

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
10.1
Amendment No. 2 to the Amended and Restated Credit Agreement, dated April 19, 2023, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, TMI Trust Company, as Administrative Agent and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 of the partnership’s Quarterly Report on Form 10-Q filed May 4, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.
104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: August 4, 2023	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2023	By:	/s/ James E. Stark
James E. Stark
Chief Financial Officer
(Principal Financial Officer)