Form 10-Q
period 2023-09-30
Green Plains Partners LP
filed 2023-10-31
CIK 1635650

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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
☐ Yes  ☒ No
The registrant had 23,264,833 common units outstanding as of October 26, 2023.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
GREEN PLAINS PARTNERS LP
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,096	$20,166
Accounts receivable	408	255
Accounts receivable from affiliates	11,573	12,742
Prepaid expenses and other	1,521	1,410
Total current assets	32,598	34,573

Property and equipment, net of accumulated depreciation and amortization of $34,653 and $36,323, respectively	24,764	26,137
Operating lease right-of-use assets	48,740	47,002
Goodwill	10,598	10,598
Investment in equity method investee	3,295	2,680
Other assets	351	432
Total assets	$120,346	$121,422

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$5,180	$3,086
Accounts payable to affiliates	456	1,139
Accrued and other liabilities	5,044	4,849
Asset retirement obligations	1,307	1,861
Operating lease current liabilities	15,736	14,734
Total current liabilities	27,723	25,669

Long-term debt	55,631	58,559
Asset retirement obligations	3,409	2,862
Operating lease long-term liabilities	34,680	33,582
Total liabilities	121,443	120,672

Commitments and contingencies (Note 9)

Partners' equity (deficit)
Common unitholders - public (11,678,285 and 11,660,274 units issued and outstanding, respectively)	133,368	135,025
Common unitholders - Green Plains (11,586,548 units issued and outstanding)	(134,455)	(134,296)
General partner interests	(10)	21
Total partners' equity (deficit)	(1,097)	750
Total liabilities and partners' equity (deficit)	$120,346	$121,422
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Affiliate	$19,191	$19,030	$58,307	$55,867
Non-affiliate	954	1,036	3,136	2,953
Total revenues	20,145	20,066	61,443	58,820
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,709	6,287	21,032	18,012
General and administrative	2,705	949	5,560	3,059
Gain on sale of assets	(1,057)	—	(1,057)	—
Depreciation and amortization	780	1,194	2,424	2,915
Total operating expenses	9,137	8,430	27,959	23,986
Operating income	11,008	11,636	33,484	34,834
Interest income	235	—	598	—
Interest expense	(1,999)	(1,516)	(5,806)	(4,139)
Income before income taxes and income from equity method investee	9,244	10,120	28,276	30,695
Income tax expense	(30)	(37)	(224)	(114)
Income from equity method investee	195	83	615	454
Net income	$9,409	$10,166	$28,667	$31,035

Net income attributable to partners' ownership interests
General partner	$187	$204	$573	$621
Limited partners - common unitholders	9,222	9,962	28,094	30,414

Earnings per limited partner unit (basic and diluted)
Common units	$0.40	$0.43	$1.21	$1.31

Weighted average limited partner units outstanding (basic and diluted)
Common units	23,246	23,228	23,234	23,215
See accompanying notes to the consolidated financial statements.

GREEN PLAINS PARTNERS LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$28,667	$31,035
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,424	2,915
Accretion	281	196
Amortization of debt issuance costs	88	95
Gain on sale of assets	(1,057)	—
Unit-based compensation	179	180
Income from equity method investee	(615)	(454)
Other	(359)	(372)
Changes in operating assets and liabilities before effects of asset dispositions:
Accounts receivable	(153)	46
Accounts receivable from affiliates	1,179	(2,376)
Prepaid expenses and other assets	644	(318)
Accounts payable and accrued liabilities	411	(145)
Accounts payable to affiliates	(683)	(325)
Operating lease liabilities and right-of-use assets	362	733
Other	50	—
Net cash provided by operating activities	31,418	31,210

Cash flows from investing activities
Purchases of property and equipment	(394)	(432)
Proceeds from disposition of assets	3,310	—
Net cash provided by (used in) investing activities	2,916	(432)

Cash flows from financing activities
Payments of distributions	(32,388)	(31,650)
Principal payments on long-term debt	(3,000)	(1,031)
Payments of loan fees	(16)	—
Net cash used in financing activities	(35,404)	(32,681)

Net change in cash and cash equivalents	(1,070)	(1,903)
Cash and cash equivalents, beginning of period	20,166	17,645
Cash and cash equivalents, end of period	$19,096	$15,742

Supplemental disclosures of cash flow
Cash paid for income taxes	$198	$76
Cash paid for interest	$5,720	$4,010
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
Green Plains Holdings LLC, a wholly owned subsidiary of Green Plains Inc., serves as the general partner of the partnership. References to (i) “the general partner” and “Green Plains Holdings” refer to Green Plains Holdings LLC; (ii) “the parent,” “the sponsor”, "GPRE" and “Green Plains” refer to Green Plains Inc.; and (iii) “Green Plains Trade” refers to Green Plains Trade Group LLC, a wholly owned subsidiary of Green Plains.
On September 16, 2023, a definitive agreement (the "Merger Agreement") and plan of merger (the "Merger") was entered into by and among the partnership, the general partner, the parent, GPLP Holdings Inc., and GPLP Merger Sub LLC. Refer to Note 3 - Merger and Disposition included herein for more information.
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
Description of Business
The partnership provides fuel storage and transportation services by owning, operating, developing and acquiring ethanol and fuel storage terminals, transportation assets and other related assets and businesses. The partnership is its parent’s primary downstream logistics provider to support the parent’s approximately 0.9 bgy ethanol marketing and distribution business since the partnership’s assets are the principal method of storing and delivering the ethanol the parent produces. The ethanol produced by the parent is fuel grade, made principally from starch extracted from corn, and is primarily used for blending with gasoline. Ethanol is an economical source of octane and oxygenates for blending into the fuel supply. The partnership does not take ownership of, or receive any payments based on the value of the ethanol or other fuels it handles; as a result, the partnership does not have any direct exposure to fluctuations in commodity prices. However, commodity prices can potentially impact the demand for the products that we handle.
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
Leases
The partnership leases certain facilities, parcels of land, and railcars. These leases are accounted for as operating leases, with lease expense recognized on a straight-line basis over the lease term. The term of the lease may include options to extend or terminate the lease when it is reasonably certain that such options will be exercised. For leases with initial terms greater than 12 months, the partnership records operating lease right-of-use assets and corresponding operating lease liabilities. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. The partnership did not incur any material short-term lease expense for either the three and nine months ended September 30, 2023 or September 30, 2022.
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

2. REVENUE
Revenue by Source
The following table disaggregates our revenue by major source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Service revenues
Terminal services	$2,163	$1,864	$6,413	$5,984
Trucking and other	71	1,022	1,312	2,757
Total service revenues	2,234	2,886	7,725	8,741
Leasing revenues (1)
Storage and throughput services	11,564	11,565	34,693	34,693
Railcar transportation services	6,347	5,615	19,025	15,386
Total leasing revenues	17,911	17,180	53,718	50,079
Total revenues	$20,145	$20,066	$61,443	$58,820
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
Trucking and Other Revenue
The partnership transports ethanol, natural gasoline, other refined fuels and feedstocks by truck from identified receipt points to various delivery points. Trucking revenue is recognized over time based on the percentage of total miles traveled, which is on average less than 100 miles. The partnership discontinued trucking operations during the second quarter of 2023.
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
Major Customers
Revenue from Green Plains Trade Group was $19.2 million and $58.3 million for the three and nine months ended September 30, 2023, respectively, and $19.0 million and $55.9 million for the three and nine months ended September 30, 2022, respectively, which exceeds 10% of the partnership’s total revenue.
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
The following table reflects the changes in our unearned revenue from service agreements, which is recorded in accrued and other liabilities on the consolidated balance sheets, for the three and nine months ended September 30, 2023 (in thousands):

Amount
Balance at January 1, 2023	$153
Revenue recognized included in beginning balance	(153)
Net additions	124
Balance at March 31, 2023	124
Revenue recognized included in beginning balance	(124)
Net additions	234
Balance at June 30, 2023	234
Revenue recognized included in beginning balance	(234)
Net additions	135
Balance at September 30, 2023	$135
The partnership expects to recognize all of the unearned revenue associated with service agreements from contracts with customers as of September 30, 2023, in the subsequent quarter when the product is withdrawn from tank storage.

3. MERGER AND DISPOSITION
Green Plains Inc. Merger
On September 16, 2023, the partnership, the general partner, the parent, GPLP Holdings Inc. (“Holdings”), and GPLP Merger Sub LLC (“Merger Sub”), entered into an Agreement and Plan of Merger, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the partnership, with the partnership surviving as an indirect, wholly owned subsidiary of the parent. Assuming timely satisfaction or waiver of the closing conditions, the Merger is expected to close in the fourth quarter of 2023. The partnership recognized $1.7 million and $2.2 million of expenses directly attributable to the Merger, including financial advisory, legal services and other professional fees for the three and nine months ended September 30, 2023, respectively, which are recorded within general and administrative expenses in the Consolidated Statements of Operations.
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding common unit representing a limited partner interest in the partnership (each, a “Partnership Common Unit”) other than Partnership Common Units owned by Green Plains, the general partner and their respective affiliates (each, a “Public Common Unit”) will be converted into the right to receive, subject to adjustment as described in the Merger Agreement, (i) 0.405 shares of common stock, par value $0.001 per share, of Green Plains (the “GPRE Common Stock” and the shares of Green Plains common stock to be issued in the Merger, the “Stock Consideration”) and (ii) an amount of cash equal to the sum of (a) $2.00 plus (b) the product of (x) $0.455 divided by 90, multiplied by (y) the number of days from, but excluding, the last day of the calendar quarter with respect to which the general partner has declared a quarterly cash distribution to the holders of Partnership Common Units of no less than $0.455 per Partnership Common Unit with a record date prior to the date of the closing of the Merger, to, but excluding, the closing date, computed on the basis of a 360-day year comprised of twelve 30-day months and the actual number of days for any period less than a calendar month, and rounded to the nearest whole cent, without interest (the “Cash Consideration” and, together with the Stock Consideration, the “Merger Consideration”). In addition, at the Effective Time, each of the outstanding awards relating to a Partnership Common Unit issued under a Partnership Long-Term Incentive Plan will become fully vested and will be automatically canceled and converted into the right to receive, with respect to each Partnership Common Unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights). Except for the incentive distribution rights representing limited partner interests in the partnership, which will be automatically canceled immediately prior to the Effective Time for no consideration in accordance with the First Amended and Restated Agreement of Limited Partnership of the partnership, dated as of July 1, 2015 , the limited partner interests in the partnership owned by Green Plains, the general partner and their respective affiliates prior to the Effective Time will remain outstanding as limited partner interests in the surviving entity. The economic general partner interest in the partnership will remain outstanding as a general partner interest in the surviving entity immediately following the Effective Time, and the general partner will continue as the sole general partner of the surviving entity.
The Conflicts Committee of the board of directors of the general partner (the “GPP Board”) has (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are in the best interests of the partnership, including the holders of Public Common Units, (ii) approved the transaction documents related to the Merger (the "Transaction Documents") and the transactions contemplated thereby, including the Merger, on the terms and subject to the conditions set forth in the Transaction Documents and (iii) recommended to the GPP Board the approval by the GPP Board of the Transaction Documents and the execution, delivery and performance of the Transaction Documents and the transactions contemplated thereby, including the Merger. The GPP Board has (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are in the best interests of the partnership, including the holders of Public Common Units, (ii) approved the Transaction Documents and the transactions contemplated thereby, including the Merger, (iii) authorized the execution and delivery of the Transaction Documents and the consummation of the transactions contemplated thereby, including the Merger, on the terms and subject to the conditions set forth in the Transaction Documents and (iv) directed that the Merger Agreement and the Merger be submitted to a vote of the limited partners of the partnership for approval pursuant to Section 14.3 of the Partnership Agreement and authorized the limited partners to act by written consent pursuant to Section 13.11 of the Partnership Agreement.
The Merger Agreement contains customary representations and warranties from the parties, and each party has agreed to customary covenants applicable to such party, including, among others, covenants relating to (i) the parent’s and the partnership’s conduct of business during the interim period between the execution of the Merger Agreement and the Effective Time and (ii) the obligation to use reasonable best efforts to cause the Merger to be consummated.
Completion of the Merger is subject to certain customary conditions, including, among others: (i) the receipt of the written consent as contemplated by the Merger Agreement; (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 (the “Registration Statement”) relating to the shares of GPRE Common Stock to be issued as the Stock Consideration; (iv) approval for listing on The Nasdaq Stock Market LLC of the shares of GPRE Common Stock to be issued as the Stock Consideration; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; and (vi) compliance by each party in all material respects with its covenants.
The Merger Agreement provides for certain termination rights for both the parent and the partnership, including in the event that (i) the parties agree by mutual written consent to terminate the Merger Agreement, (ii) the Merger is not consummated by March 16, 2024, (iii) a law or injunction prohibiting the consummation of the transactions contemplated by the Merger Agreement is in effect and has become final and non-appealable, or (iv) the other party is in material breach of the Merger Agreement. The Merger Agreement provides that upon termination of the Merger Agreement under certain circumstances, (i) Green Plains will be obligated to reimburse the partnership for its out-of-pocket fees and expenses and (ii) the partnership will be obligated to reimburse the parent for its out-of-pocket fees and expenses, in each case, in an amount not to exceed $5 million.
Atkinson Disposition
On September 7, 2023, our parent closed on the sale of its ethanol plant located in Atkinson, Nebraska. Correspondingly, the storage assets located adjacent to the Atkinson plant were sold to our parent for $2.1 million along with the transfer of associated railcar operating leases. There was no change to the quarterly minimum volume commitment as a result of the sale.
This transaction was accounted for as a transfer between entities under common control and was approved by the Conflicts Committee. There were no material transaction costs recorded for the disposition. The following is a summary of assets and liabilities disposed of or assumed (in thousands):

Total consideration	$2,100
Identifiable assets and liabilities disposed of:
Property and equipment, net	581
Operating lease right-of-use assets	3,428
Operating lease current liabilities	(1,332)
Operating lease long-term liabilities	(2,096)
Asset retirement obligations long-term	(173)
Total identifiable net assets	408
Partners' equity effect	$1,692
4. DEBT
Term Loan Facility
Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Under the terms of the agreement, Green Plains Partners and its affiliates are allowed to repurchase outstanding notes from the lenders. Interest on the term loan is based on three-month SOFR plus 8.26%. Interest is payable on the 15th day of each March, June, September and December during the term. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. Principal prepayments of $1.5 million and $3.0 million were made during the three and nine months ended September 30, 2023, respectively. The partnership repurchased $1.0 million of outstanding notes during the nine months ended September 30, 2022. The term loan had an outstanding balance of $56.0 million, $0.3 million of unamortized debt issuance costs, and an interest rate of 13.67% as of September 30, 2023. The partnership believes the carrying amount of its debt approximated fair value at both September 30, 2023 and December 31, 2022. On October 30, 2023, the

partnership entered into an amendment to the term loan to include written consent from the lenders to permit the Merger to be completed.
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
Covenant Compliance
The partnership, including all of its subsidiaries, was in compliance with its debt covenants as of September 30, 2023.
5. UNIT-BASED COMPENSATION
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

The non-vested unit-based award activity for the nine months ended September 30, 2023, is as follows:

	Non-Vested Units	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Vesting Term (in years)
Non-vested at December 31, 2022	19,707	$12.18
Granted	18,549	12.94
Vested	(19,707)	12.18
Non-vested at September 30, 2023 (1)	18,549	$12.94	0.8
(1)Per the Merger Agreement, each of these unvested units will become fully vested at the Effective Time.
Compensation costs related to the unit-based awards of $60 thousand and $179 thousand were recognized during both the three and nine months ended September 30, 2023, respectively. Compensation costs related to the unit-based awards of $61 thousand and $180 thousand were recognized during the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, there was $180 thousand of unrecognized compensation costs from unit-based compensation awards.

6. PARTNERS’ EQUITY (DEFICIT)
Changes in partners’ equity (deficit) are as follows (in thousands):

	Limited Partners		General Partner	Total
	Common Units- Public	Common Units- Green Plains
Balance, December 31, 2022	$135,025	$(134,296)	$21	$750
Quarterly cash distributions to unitholders ($0.455 per unit)	(5,305)	(5,272)	(216)	(10,793)
Net income	4,873	4,841	198	9,912
Unit-based compensation	59	—	—	59
Balance, March 31, 2023	$134,652	$(134,727)	$3	$(72)
Quarterly cash distributions to unitholders ($0.455 per unit)	(5,305)	(5,272)	(216)	(10,793)
Net income	4,593	4,565	188	9,346
Unit-based compensation	53	—	—	53
Balance, June 30, 2023	$133,993	$(135,434)	$(25)	$(1,466)
Quarterly cash distributions to unitholders ($0.455 per unit)	(5,314)	(5,272)	(216)	(10,802)
Net income	4,629	4,593	187	9,409
Disposition of Atkinson assets	—	1,658	34	1,692
Unit-based compensation, including general partner net contributions	60	—	10	70
Balance, September 30, 2023	$133,368	$(134,455)	$(10)	$(1,097)

	Limited Partners		General Partner	Total
	Common Units- Public	Common Units- Green Plains
Balance, December 31, 2021	$135,666	$(133,420)	$57	$2,303
Quarterly cash distributions to unitholders ($0.44 per unit)	(5,122)	(5,098)	(209)	(10,429)
Net income	5,083	5,060	207	10,350
Unit-based compensation	59	—	—	59
Balance, March 31, 2022	$135,686	$(133,458)	$55	$2,283
Quarterly cash distributions to unitholders ($0.445 per unit)	(5,180)	(5,156)	(211)	(10,547)
Net income	5,167	5,142	210	10,519
Unit-based compensation	60	—	—	60
Balance, June 30, 2022	$135,733	$(133,472)	$54	$2,315
Quarterly cash distributions to unitholders ($0.45 per unit)	(5,247)	(5,214)	(213)	(10,674)
Net income	4,997	4,965	204	10,166
Unit-based compensation, including general partner net contributions	61	—	—	61
Balance, September 30, 2022	$135,544	$(133,721)	$45	$1,868
A roll forward of the number of common limited partner units outstanding is as follows:

	Common Units- Public	Common Units- Green Plains	Total
Units, December 31, 2022	11,660,274	11,586,548	23,246,822
Units issued under the LTIP	18,549	—	18,549
Units surrendered for tax withholdings under the LTIP	(538)	—	(538)
Units, September 30, 2023	11,678,285	11,586,548	23,264,833
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
On August 11, 2023, the partnership distributed $10.8 million to unitholders of record as of August 4, 2023, related to the quarterly cash distribution of $0.455 per unit that was declared on July 20, 2023, for the quarter ended June 30, 2023.
On October 19, 2023, the board of directors of the general partner declared a quarterly cash distribution of $0.455 per unit, or approximately $10.8 million, for the quarter ended September 30, 2023. The distribution is payable on November 10, 2023, to unitholders of record at the close of business on November 3, 2023.
Assuming timely satisfaction or waiver of the closing conditions, the Merger is expected to close in the fourth quarter of 2023. As a result of the conversion and cancellation of Partnership Common Units in connection with the closing of the Merger, the partnership will no longer make quarterly distributions following the closing (other than distributions, if any, with a record date prior to the date of the closing).

The total cash distributions declared for the three and nine months ended September 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General partner distributions	$216	$216	$648	$640

Limited partner common units - public	5,314	5,305	15,933	15,733
Limited partner common units - Green Plains	5,272	5,272	15,816	15,642
Total distributions to limited partners	10,586	10,577	31,749	31,375
Total distributions declared	$10,802	$10,793	$32,397	$32,015
7. EARNINGS PER UNIT
The partnership computes earnings per unit using the two-class method. Earnings per unit applicable to common units is calculated by dividing the respective limited partners’ interest in net income by the weighted average number of common units outstanding during the period, adjusted for the dilutive effect of any outstanding dilutive securities. Diluted earnings per limited partner unit was the same as basic earnings per limited partner unit as there were no potentially dilutive common units outstanding as of September 30, 2023.
The following tables show the calculation of earnings per limited partner unit – basic and diluted (in thousands, except for per unit data):

	Three Months Ended September 30, 2023
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$10,586	$216	$10,802
Earnings less than distributions	(1,364)	(29)	(1,393)
Total net income	$9,222	$187	$9,409

Weighted-average units outstanding - basic and diluted	23,246

Earnings per limited partner unit - basic and diluted	$0.40

	Nine Months Ended September 30, 2023
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$31,749	$648	$32,397
Earnings less than distributions	(3,655)	(75)	(3,730)
Total net income	$28,094	$573	$28,667

Weighted-average units outstanding - basic and diluted	23,234

Earnings per limited partner unit - basic and diluted	$1.21

	Three Months Ended September 30, 2022
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$10,577	$216	$10,793
Earnings less than distributions	(615)	(12)	(627)
Total net income	$9,962	$204	$10,166

Weighted-average units outstanding - basic and diluted	23,228

Earnings per limited partner unit - basic and diluted	$0.43

	Nine Months Ended September 30, 2022
	Limited Partner Common Units	General Partner	Total
Net income
Distributions declared	$31,375	$640	$32,015
Earnings less than distributions	(961)	(19)	(980)
Total net income	$30,414	$621	$31,035

Weighted-average units outstanding - basic and diluted	23,215

Earnings per limited partner unit - basic and diluted	$1.31

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
The partnership recognizes uncertainties in income taxes based upon the technical merits of the position, and measures the maximum benefit and degree of likelihood to determine the tax liability in the financial statements. The partnership does not have any material uncertain tax positions as of September 30, 2023.
9. COMMITMENTS AND CONTINGENCIES
Operating Lease Expense
The partnership leases certain facilities, parcels of land, and railcars with remaining terms ranging from less than one year to approximately 8.1 years, including renewal options reasonably certain to be exercised for the land and facility leases. Railcar agreement renewals are not considered reasonably certain to be exercised as they typically renew with different underlying terms.
The components of lease expense for the three and nine months ended September 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease expense
Operating lease expense	$4,754	$3,680	$14,468	$10,849
Variable lease expense (1)	184	172	11	334
Total lease expense	$4,938	$3,852	$14,479	$11,183
(1) Represents railcar lease abatements provided by the lessor when railcars are out of service during periods of maintenance or upgrade, offset by amounts incurred in excess of the minimum payments required for the handling and unloading of railcars for a certain lease.

Supplemental cash flow information related to operating leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,733	$3,357	$13,929	$10,044

Right-of-use assets obtained in exchange for lease obligations
Operating leases	1,063	—	17,639	7,740

Right-of-use assets and lease obligations derecognized due to lease modifications
Operating leases (1)	3,428	—	3,428	—
(1) As part of the Atkinson disposition, the partnership derecognized $3.4 million of right-of-use assets and lease obligations related to railcar operating leases.
Supplemental balance sheet information related to operating leases is as follows:

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	3.7 years	3.8 years

Weighted average discount rate	4.97%	3.93%
Aggregate minimum lease payments under the operating lease agreements for the remainder of 2023 and in future years are as follows (in thousands):

Year Ending December 31,	Amount
2023	$4,992
2024	17,032
2025	14,419
2026	9,436
2027	7,068
Thereafter	2,384
Total	55,331
Less: Present value discount	(4,915)
Operating lease liabilities	$50,416

Lease Revenue
The components of lease revenue for the three and nine months ended September 30, 2023 and 2022, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease revenue
Operating lease revenue	$17,220	$16,656	$51,713	$48,247
Variable lease revenue (1)	691	524	2,005	1,832
Total lease revenue	$17,911	$17,180	$53,718	$50,079
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
The remaining lease term for the storage and throughput agreement is 5.8 years with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Anticipated minimum operating lease revenue under this agreement assuming a consistent rate of $0.05312 per gallon for the remainder of 2023 and in future years, is as follows (in thousands):

Year Ending December 31,	Amount
2023	$11,564
2024	46,257
2025	46,257
2026	46,257
2027	46,257
Thereafter	69,385
Total	$265,977
In accordance with the amended rail transportation services agreement with Green Plains Trade, Green Plains Trade is required to pay the rail transportation services fee for railcar volumetric capacity provided by the partnership. The remaining lease term for this agreement is 5.8 years, with automatic one year renewal periods in which either party has the right to terminate the contract. Due to the unilateral right to termination during the renewal period, the lease contract would no longer contain enforceable rights or obligations. Therefore, the lease term does not include the successive one year renewal periods. Under the terms of the agreement, Green Plains Trade is not required to pay for volumetric capacity that is not available due to inspections, upgrades, or routine repairs and maintenance. As a result, the actual volumetric capacity billed may be reduced based on the amount of volumetric capacity available for use during any applicable period.

Anticipated minimum operating lease revenue under this agreement for the remainder of 2023 and in future years is as follows (in thousands):

Year Ending December 31,	Amount
2023	$6,045
2024	21,812
2025	18,383
2026	11,386
2027	8,526
Thereafter	1,073
Total	$67,225
Legal
The partnership may be involved in litigation that arises during the ordinary course of business. Currently, the partnership is not a party to any material litigation.
10. RELATED PARTY TRANSACTIONS
The partnership engages in various related party transactions with Green Plains and subsidiaries of Green Plains. During the quarter, the partnership entered into a Merger Agreement with Green Plains and a sale of storage assets located adjacent to the Atkinson plant. Refer to Note 3 - Merger and Disposition included herein for more information. Green Plains provides a variety of shared services to the partnership, including general management, accounting and finance, payroll and human resources, information technology, legal, communications and treasury activities. These costs are proportionally allocated by Green Plains to its subsidiaries based on common financial metrics management believes are reasonable. The partnership recorded expenses related to these shared services of $1.0 million and $2.9 million, respectively, for the three and nine months ended September 30, 2023. Of these shared service expenses, $0.5 million and $1.6 million were recorded in operations and maintenance expenses and $0.5 million and $1.3 million were recorded within general and administrative expenses, respectively, for the three and nine months ended September 30, 2023. The partnership recorded expenses related to these shared services of $0.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2022. Of these shared service expenses, $0.4 million and $1.4 million were recorded in operations and maintenance expenses and $0.4 million and $1.1 million were recorded within general and administrative expenses, respectively, for the three and nine months ended September 30, 2022. In addition, the partnership reimburses Green Plains for wages and benefit costs of employees directly performing services on its behalf. Green Plains may also pay certain direct costs on behalf of the partnership, which are reimbursed by the partnership. The partnership believes the consolidated financial statements reflect all material costs of doing business related to its operations, including expenses incurred by other entities on its behalf.
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
For the three months ended September 30, 2023, Green Plains Trade exceeded the minimum volume commitment and utilized a prior period deficiency credit of $0.4 million toward the excess volume. The cumulative balance of minimum volume deficiency credits available to Green Plains Trade is $1.3 million as of September 30, 2023. These credits expire, if unused, as follows:
• $0.1 million, expiring on March 31, 2024; and
• $1.2 million, expiring on June 30, 2024.
The above credits have been recognized as revenue by the partnership in the period in which the deficiency occurred, and as such, future volumes throughput by Green Plains Trade in excess of the quarterly minimum volume commitment, up to the amount of these credits, will not be recognized in revenue in future periods.

Under the rail transportation services agreement, Green Plains Trade is obligated to use the partnership to transport ethanol and other fuels from receipt points identified by Green Plains Trade to nominated delivery points. The average daily railcar volumetric capacity provided by the partnership was 69.6 mmg and 71.0 mmg, respectively, and the associated average monthly fee was approximately $0.0305 and $0.0299 per gallon, respectively, during the three and nine months ended September 30, 2023. The average daily railcar volumetric capacity provided by the partnership was 74.7 mmg and 73.0 mmg, respectively, and the associated average monthly fee was approximately $0.0250 and $0.0236 per gallon, respectively, during the three and nine months ended September 30, 2022. The partnership’s leased railcar fleet consisted of approximately 2,210 and 2,500 railcars as of September 30, 2023 and 2022, respectively.
Green Plains Trade is also obligated to use the partnership for logistical operations management and other services related to average daily railcar volumetric capacity provided by Green Plains Trade, which was approximately 0.7 mmg during the three and nine months ended September 30, 2023 and 2022. Green Plains Trade is obligated to pay a monthly fee of approximately $0.0013 per gallon for these services. In addition, Green Plains Trade reimburses the partnership for costs related to: (1) railcar switching and unloading fees; (2) increased costs related to changes in law or governmental regulation related to the specification, operation or maintenance of railcars; (3) demurrage charges, except when the charges are due to the partnership’s gross negligence or willful misconduct; and (4) fees related to rail transportation services under transportation contracts with third-party common carriers. As needed, Green Plains Trade contracts with the partnership for additional railcar volumetric capacity during the normal course of business at comparable margins.
Under the existing Birmingham terminal services agreement, effective through December 31, 2023, Green Plains Trade is obligated to throughput a minimum volume commitment of approximately 8.3 mmg per month and pay associated throughput fees, as well as fees for ancillary services.
The partnership recorded revenues from Green Plains Trade under the storage and throughput agreement and rail transportation services agreement of $17.9 million and $53.7 million for the three and nine months ended September 30, 2023, respectively, and $17.2 million and $50.1 million for the three and nine months ended September 30, 2022, respectively. In addition, the partnership recorded revenues from Green Plains Trade and other Green Plains subsidiaries related to trucking and terminal services of $1.3 million and $4.6 million for the three and nine months ended September 30, 2023, respectively, and $1.9 million and $5.8 million for the three and nine months ended September 30, 2022, respectively.
Cash Distributions
The partnership distributed $5.5 million and $16.5 million to Green Plains related to the quarterly cash distribution paid for the three and nine months ended September 30, 2023, respectively, and $5.4 million and $16.1 million for the three and nine months ended September 30, 2022, respectively.
11. EQUITY METHOD INVESTMENT
NLR Energy Logistics LLC
The partnership and Delek Renewables LLC have a 50/50 joint venture, NLR Energy Logistics LLC, which operates a unit train terminal in the Little Rock, Arkansas area with capacity to unload 110-car unit trains and provide approximately 100,000 barrels of storage. As of September 30, 2023, the partnership’s investment balance in the joint venture was $3.3 million.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information we believe is relevant to understand our consolidated financial condition and results of operations. This discussion should be read in conjunction with our unaudited consolidated financial statements and accompanying notes contained in this report together with our 2022 annual report. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results we expect for the full year.
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
Factors that could cause actual results to differ from those expressed or implied in the forward-looking statements include those discussed in Part I, Item 1A, “Risk Factors,” of our 2022 annual report and in Part II, Item 1A, “Risk Factors,” in this report, or incorporated by reference. Specifically, we may experience fluctuations in future operating results due to changes in general economic, market or business conditions; foreign imports of ethanol; fluctuations in demand for ethanol and other fuels; risks of accidents or other unscheduled shutdowns affecting our assets, including mechanical breakdown of equipment or infrastructure; risks associated with changes to federal policy or regulation; ability to comply with changing government usage mandates and regulations affecting the ethanol industry; price, availability and acceptance of alternative fuels and alternative fuel vehicles, and laws mandating such fuels or vehicles; changes in operational costs at our facilities and for our railcars; failure to realize the benefits projected for capital projects; competition; inability to successfully implement growth strategies; the supply of corn and other feedstocks; unusual or severe weather conditions and natural disasters; ability and willingness of parties with whom we have material relationships, including Green Plains Trade, to fulfill their obligations; labor and material shortages; changes in the availability of unsecured credit and changes affecting the credit markets in general; disruption caused by health epidemics, such as the COVID-19 outbreak; certain risks associated with the pending Merger such as the timing of closing, changes in the market value of consideration until closing, potentially substantial transaction or termination costs or financial projections not proving accurate; and other risk factors detailed in our reports filed with the SEC.
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
Recent Developments
Green Plains Inc. Merger
On September 16, 2023, the partnership, the general partner, the parent, GPLP Holdings Inc. (“Holdings”), and GPLP Merger Sub LLC (“Merger Sub”), entered into an Agreement and Plan of Merger, pursuant to which, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the partnership, with the partnership surviving as an indirect, wholly owned subsidiary of the parent. Assuming timely satisfaction or waiver of the closing conditions, the Merger is expected to close in the fourth quarter of 2023.
Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding common unit representing a limited partner interest in the partnership (each, a “Partnership Common Unit”) other than Partnership Common Units owned by Green Plains, the general partner and their respective affiliates (each, a “Public Common Unit”) will be converted into the right to receive, subject to adjustment as described in the Merger Agreement, (i) 0.405 shares of common stock, par value $0.001 per share, of Green Plains (the “GPRE Common Stock” and the shares of Green Plains common stock to be issued in the Merger, the “Stock Consideration”) and (ii) an amount of cash equal to the sum of (a) $2.00 plus (b) the product of (x) $0.455 divided by 90, multiplied by (y) the number of days from, but excluding, the last day of the calendar quarter with respect to which the general partner has declared a quarterly cash distribution to the holders of Partnership Common Units of no less than $0.455 per Partnership Common Unit with a record date prior to the date of the closing of the Merger, to, but excluding, the closing date, computed on the basis of a 360-day year comprised of twelve 30-day months and the actual number of days for any period less than a calendar month, and rounded to the nearest whole cent, without interest (the “Cash Consideration” and, together with the Stock Consideration, the “Merger Consideration”). In addition, at the Effective Time, each of the outstanding awards relating to a Partnership Common Unit issued under a Partnership Long-Term Incentive Plan will become fully vested and will be automatically canceled and converted into the right to receive, with respect to each Partnership Common Unit subject thereto, the Merger Consideration (plus any accrued but unpaid amounts in relation to distribution equivalent rights). Except for the incentive distribution rights representing limited partner interests in the partnership, which will be automatically canceled immediately prior to the Effective Time for no consideration in accordance with the First Amended and Restated Agreement of Limited Partnership of the partnership, dated as of July 1, 2015 , the limited partner interests in the partnership owned by Green Plains, the general partner and their respective affiliates prior to the Effective Time will remain outstanding as limited partner interests in the surviving entity. The economic general partner interest in the partnership will remain outstanding as a general partner interest in the surviving entity immediately following the Effective Time, and the general partner will continue as the sole general partner of the surviving entity.
The Conflicts Committee of the board of directors of the general partner (the “GPP Board”) has (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are in the best interests of the partnership, including the holders of Public Common Units, (ii) approved the transaction documents related to the Merger (the "Transaction Documents") and the transactions contemplated thereby, including the Merger, on the terms and subject to the conditions set forth in the Transaction Documents and (iii) recommended to the GPP Board the approval by the GPP Board of the Transaction Documents and the execution, delivery and performance of the Transaction Documents and the transactions contemplated thereby, including the Merger. The GPP Board has (i) determined that the Merger Agreement and the transactions contemplated thereby, including the Merger, are in the best interests of the partnership, including the holders of Public Common Units, (ii) approved the Transaction Documents and the transactions contemplated thereby, including the Merger, (iii) authorized the execution and delivery of the Transaction Documents and the consummation of the transactions contemplated thereby, including the Merger, on the terms and subject to the conditions set forth in the Transaction Documents and (iv) directed that the Merger Agreement and the Merger be submitted to a vote of the limited partners of the partnership for approval pursuant to Section 14.3 of the Partnership Agreement and authorized the limited partners to act by written consent pursuant to Section 13.11 of the Partnership Agreement.
The Merger Agreement contains customary representations and warranties from the parties, and each party has agreed to customary covenants applicable to such party, including, among others, covenants relating to (i) the parent’s and the partnership’s conduct of business during the interim period between the execution of the Merger Agreement and the Effective Time and (ii) the obligation to use reasonable best efforts to cause the Merger to be consummated.
Completion of the Merger is subject to certain customary conditions, including, among others: (i) the receipt of the written consent as contemplated by the Merger Agreement; (ii) there being no law or injunction prohibiting consummation of the transactions contemplated under the Merger Agreement; (iii) the effectiveness of a registration statement on Form S-4 (the “Registration Statement”) relating to the shares of GPRE Common Stock to be issued as the Stock Consideration; (iv) approval for listing on The Nasdaq Stock Market LLC of the shares of GPRE Common Stock to be issued as the Stock Consideration; (v) subject to specified materiality standards, the accuracy of certain representations and warranties of each party; and (vi) compliance by each party in all material respects with its covenants.
The Merger Agreement provides for certain termination rights for both the parent and the partnership, including in the event that (i) the parties agree by mutual written consent to terminate the Merger Agreement, (ii) the Merger is not consummated by March 16, 2024, (iii) a law or injunction prohibiting the consummation of the transactions contemplated by the Merger Agreement is in effect and has become final and non-appealable, or (iv) the other party is in material breach of the Merger Agreement. The Merger Agreement provides that upon termination of the Merger Agreement under certain circumstances, (i) Green Plains will be obligated to reimburse the partnership for its out-of-pocket fees and expenses and (ii) the partnership will be obligated to reimburse the parent for its out-of-pocket fees and expenses, in each case, in an amount not to exceed $5 million.
Atkinson Disposition
On September 7, 2023, our parent closed on the sale of its ethanol plant located in Atkinson, Nebraska. Correspondingly, the storage assets located adjacent to the Atkinson plant were sold to our parent for $2.1 million along with the transfer of associated railcar operating leases. There was no change to the quarterly minimum volume commitment as a result of the sale.
Results of Operations
During the third quarter of 2023, our parent maintained an average utilization rate of approximately 93.9% of capacity. Ethanol throughput was 225.1 mmg, which exceeded the contracted minimum volume commitment per quarter. As a result, Green Plains Trade utilized prior period credits in the amount of $0.4 million for the third quarter of 2023. The cumulative balance of minimum volume deficiency credits available to Green Plains Trade is $1.3 million as of September 30, 2023. These credits expire, if unused, as follows:
•$0.1 million, expiring on March 31, 2024; and
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
The following table presents reconciliations of net income to adjusted EBITDA and to distributable cash flow, for the three and nine months ended September 30, 2023 and 2022 (unaudited, dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		2023		2022		2023		2022
Reconciliations to Non-GAAP Financial Measures:
Net income		$9,409		$10,166		$28,667		$31,035
Interest expense, net		1,764		1,516		5,208		4,139
Income tax expense		30		37		224		114
Depreciation and amortization		780		1,194		2,424		2,915
Transaction costs		1,704		—		2,159		—
Gain on sale of assets		(1,057)		—		(1,057)		—
Unit-based compensation expense		60		61		179		180
Proportional share of EBITDA adjustments of equity method investee (1)		45		45		135		135
Adjusted EBITDA		12,735		13,019		37,939		38,518
Interest paid or payable, net of interest received		(1,764)		(1,516)		(5,208)		(4,139)
Income taxes paid or payable		(30)		(37)		(224)		(114)
Maintenance capital expenditures		(194)		(124)		(278)		(382)
Distributable cash flow (2)		$10,747		$11,342		$32,229		$33,883

Distributions declared (3)		$10,802		$10,793		$32,397		$32,015

Coverage ratio	0.99	x	1.05	x	0.99	x	1.06	x
(1) Represents our proportional share of depreciation and amortization of our equity method investee.
(2) Distributable cash flow does not include adjustments for the principal payment on the term loan of $1.5 million and $3.0 million for the three and nine months ended September 30, 2023, respectively. Distributable cash flow does not include adjustments for the principal payment on the term loan of $1.0 million for the nine months ended September 30, 2022.
(3) Represents distributions declared for the applicable period and paid in the subsequent quarter.

Selected Financial Information and Operating Data
The following discussion reflects the results of the partnership for the three and nine months ended September 30, 2023 and 2022.
Selected financial information for the three and nine months ended September 30, 2023 and 2022, is as follows (unaudited, in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Var.	2023	2022	% Var.
Revenues
Storage and throughput services	$11,564	$11,565	—%	$34,693	$34,693	—%
Railcar transportation services	6,347	5,615	13.0	19,025	15,386	23.7
Terminal services	2,163	1,864	16.0	6,413	5,984	7.2
Trucking and other	71	1,022	(93.1)	1,312	2,757	(52.4)
Total revenues	20,145	20,066	0.4	61,443	58,820	4.5
Operating expenses
Operations and maintenance (excluding depreciation and amortization reflected below)	6,709	6,287	6.7	21,032	18,012	16.8
General and administrative	2,705	949	185.0	5,560	3,059	81.8
Gain on sale of assets	(1,057)	—	100.0	(1,057)	—	100.0
Depreciation and amortization	780	1,194	(34.7)	2,424	2,915	(16.8)
Total operating expenses	9,137	8,430	8.4	27,959	23,986	16.6
Operating income	$11,008	$11,636	(5.4)%	$33,484	$34,834	(3.9)%
Selected operating data for the three and nine months ended September 30, 2023 and 2022, is as follows (unaudited):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Var.	2023	2022	% Var.
Product volumes (mmg)
Storage and throughput services	225.1	219.7	2.5%	629.3	649.4	(3.1)%

Terminal services
Affiliate	32.8	24.2	35.5	89.2	79.2	12.6
Non-affiliate	23.6	23.7	(0.4)	74.1	68.9	7.5
	56.4	47.9	17.7	163.3	148.1	10.3

Railcar capacity billed (daily avg.)	69.6	74.7	(6.8)	71.0	73.0	(2.7)
Three Months Ended September 30, 2023, Compared with the Three Months Ended September 30, 2022
Consolidated revenues for the three months ended September 30, 2023 increased $0.1 million compared with the same period for 2022. Storage and throughput services revenue was consistent with the prior year. Railcar transportation services revenue increased $0.7 million primarily due to an increase in transportation service fees charged as a result of upgrading our leased railcar fleet to comply with DOT 117 regulations. Terminal services revenue increased $0.3 million due to higher throughput at our terminals. Trucking and other revenue decreased $1.0 million compared to the prior year primarily due to the discontinuance of trucking operations that occurred in May of 2023.

Operations and maintenance expenses increased $0.4 million for the three months ended September 30, 2023, compared with the same period for 2022 due to $1.1 million of higher railcar lease expenses as a result of upgrading our leased railcar fleet to comply with DOT 117 regulations partially offset by a $0.7 million reduction in expenses due to the discontinuance of trucking operations that occurred in May of 2023.
General and administrative expenses increased $1.8 million for the three months ended September 30, 2023 compared with the same period for 2022 primarily due to $1.7 million in transaction costs related to the Merger Agreement for our parent to acquire all outstanding units of the partnership.
Gain on sale of assets increased $1.1 million for the three months ended September 30, 2023 compared with the same period for 2022 due to gains realized on the sale of trucking assets.
Depreciation and amortization expenses decreased $0.4 million for the three months ended September 30, 2023 compared with the same period for 2022 primarily due to assets becoming fully depreciated between periods.
Distributable cash flow decreased $0.6 million for the three months ended September 30, 2023, compared with the same period for 2022, due to an increase in gain on sale of assets of $1.1 million, a $0.8 million decrease in net income and a $0.4 million decrease in depreciation and amortization partially offset by an increase of $1.7 million in transaction costs.
Nine Months Ended September 30, 2023, Compared with the Nine Months Ended September 30, 2022
Consolidated revenues increased $2.6 million for the nine months ended September 30, 2023, compared with the same period for 2022. Storage and throughput services revenue was consistent with the prior year. Railcar transportation services revenue increased $3.6 million primarily due to an increase in transportation service fees charged as a result of upgrading our leased railcar fleet to comply with DOT 117 regulations. Terminal services revenue increased $0.4 million due to higher throughput at our terminals. Trucking and other revenue decreased $1.4 million primarily due to the discontinuance of trucking operations that occurred in May of 2023.
Operations and maintenance expenses increased $3.0 million for the nine months ended September 30, 2023, compared with the same period for 2022 primarily due to $3.7 million of higher railcar lease expense as a result of upgrading our leased railcar fleet to comply with DOT 117 regulations partially offset by a $0.8 million reduction in expenses due to the discontinuance of trucking operations that occurred in May of 2023.
General and administrative expenses increased $2.5 million for the nine months ended September 30, 2023 compared with the same period for 2022 due to $2.2 million in transaction costs related to the Merger Agreement for our parent to acquire all outstanding units of the partnership and an increase of $0.2 million in costs allocated by our parent under the Secondment Agreement.
Gain on sale of assets increased $1.1 million for the nine months ended September 30, 2023 compared with the same period for 2022 due to a gain realized on the sale of trucking assets.
Depreciation and amortization expenses decreased $0.5 million for the nine months ended September 30, 2023 compared with the same period for 2022 primarily due to assets becoming fully depreciated between periods.
Distributable cash flow decreased $1.7 million for the nine months ended September 30, 2023, compared with the same period for 2022, primarily due to a $2.4 million decrease in net income, an increase in gain on sale of assets of $1.1 million and a $0.5 million decrease in depreciation and amortization partially offset by an increase of $2.2 million in transaction costs.
Industry Factors Affecting our Results of Operations
U.S. Ethanol Supply and Demand
According to the EIA, domestic ethanol production averaged 1.04 million barrels per day during the third quarter of 2023, which was 6.2% higher than the 979 thousand barrels per day for the same quarter last year. Refiner and blender input volume was 907 thousand barrels per day for the third quarter of 2023, compared with 902 thousand barrels per day for the same quarter last year. Gasoline demand was consistent with the third quarter of the prior year at 8.8 million barrels per day. U.S. domestic ethanol ending stocks increased by approximately 0.2 million barrels compared to the prior year, or

0.9%, to 21.9 million barrels as of September 30, 2023. As of this filing, according to Prime the Pump, there were approximately 3,244 retail stations selling E15 year-round in 31 states, and approximately 386 suppliers at 113 pipeline terminal locations now offering E15 to wholesale customers.
Global Ethanol Supply and Demand
According to the USDA Foreign Agriculture Service, domestic ethanol exports through August 31, 2023, were approximately 921 mmg, down from 1,012 mmg for the same period of 2022. Canada was the largest export destination for U.S. ethanol accounting for 46% of domestic ethanol export volume, driven in part by their national clean fuel standard. The United Kingdom, the Netherlands, South Korea and India accounted for 11%, 9%, 8% and 5% respectively, of U.S. ethanol exports. We currently estimate that net ethanol exports will range from 1.3 to 1.5 billion gallons in 2023, based on historical demand from a variety of countries and certain countries that seek to improve their air quality, reduce greenhouse gas emissions through low-carbon fuel programs and eliminate MTBE from their own fuel supplies. Fluctuations in currencies relative to the U.S. dollar could impact the U.S. ethanol competitiveness in the global market.
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
Federal mandates and state-level clean fuel standards supporting the use of renewable fuels are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by concerns for the environment, diversifying the fuel supply, supporting U.S. farmers and reducing the country’s dependence on foreign oil. Consumer acceptance of FFVs and increased use of higher ethanol blends in non-FFVs may be necessary before ethanol can achieve further growth in the U.S. light duty surface transportation fleet market share. In addition, expansion of clean fuel standards in other states and countries, or a national LCFS could increase the demand for ethanol, depending on how they are structured. Incentives for automakers to produce FFVs phased out in 2020, and the EPA's recently proposed Corporate Average Fuel Economy (CAFE) standards further incentivize EV production, with the administration's stated goal of having EVs represent two-thirds of vehicles sold by 2032. Sales of EVs in the U.S. were 313,000 vehicles in the third quarter of 2023, which represented approximately 7.9% of new vehicles sales. Transition of the light duty surface transportation fleet from internal combustion engines to EVs could decrease the demand for ethanol.
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
As it relates to SREs, a small refinery is defined as one that processes fewer than 75,000 barrels of petroleum per day. Small refineries can petition the EPA for an SRE which, if approved, waives their portion of the annual RVO requirements. The EPA, through consultation with the DOE and the USDA can grant them a full or partial waiver, or deny it outright within 90 days of submittal. The EPA granted significantly more of these waivers for the 2016, 2017 and 2018 reporting years than it had in prior years, totaling 790 mmg of waived requirements for the 2016 compliance year, 1.82 billion gallons for 2017 and 1.43 billion gallons for 2018. In doing so, the EPA effectively reduced the RFS mandated volumes for those compliance years by those amounts respectively, and as a result, RIN values declined significantly. In the waning days of the previous administration, the EPA approved three additional SREs, reversing one denial from 2018 and granting two from 2019. A total of 88 SREs were granted under the previous administration, erasing a total 4.3 billion gallons of blending requirements. Under the current administration, the EPA reversed the three SREs issued in the final weeks of the previous administration, and in conjunction with the RVO rulemaking for 2020, 2021, and 2022, denied all pending SREs; however, the EPA allowed for so-called "alternative compliance" for these refineries, which in practice waived their blending obligations for those years. The EPA has reiterated its stance on denying all SRE applications in the final 2023, 2024 and 2025 RVO rulemaking, and on July 14, 2023 announced that they had denied 26 SREs for the 2016-2018 and 2021-2023 compliance years, leaving only two SREs pending. There are multiple on-going legal challenges to how the EPA has handled SREs and RFS rulemakings.
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
As of September 30, 2023, we had $19.1 million of cash and cash equivalents.
Net cash provided by operating activities was $31.4 million for the nine months ended September 30, 2023, compared with $31.2 million for the nine months ended September 30, 2022. Net cash provided by investing activities was $2.9 million for the nine months ended September 30, 2023, compared with net cash used in investing activities of $0.4 million for the nine months ended September 30, 2022, with the change primarily due to the Atkinson disposition and proceeds from the sale of trucking assets in the nine months ended September 30, 2023. Net cash used in financing activities was $35.4 million for the nine months ended September 30, 2023, compared with $32.7 million for the nine months ended September 30, 2022. The increase was due to higher principal payments on the term loan as well as an increase in our quarterly distribution payments.
We incurred capital expenditures of $0.4 million for the nine months ended September 30, 2023 for various maintenance and upgrades. We expect to incur approximately $0.3 million for the remainder of 2023 for additional capitalized costs.
We did not make any equity method investee contributions related to the NLR joint venture for the nine months ended September 30, 2023, and we do not anticipate making significant equity contributions to NLR for the remainder of 2023. We anticipate receiving future distributions from NLR as excess cash becomes available.
Term Loan Facility
Green Plains Operating Company has a term loan to fund working capital, capital expenditures and other general partnership purposes. The term loan has a maturity date of July 20, 2026. Under the terms of the agreement, Green Plains Partners and its affiliates are allowed to repurchase outstanding notes from the lenders. Interest on the term loan is based on three-month SOFR plus 8.26%. Interest is payable on the 15th day of each March, June, September and December during the term. The term loan does not require any principal payments; however, the partnership has the option to prepay $1.5 million per quarter. Principal prepayments of $1.5 million and $3.0 million were made during the three and nine months ended September 30, 2023, respectively. The partnership repurchased $1.0 million of outstanding notes during the nine months ended September 30, 2022. The term loan had an outstanding balance of $56.0 million, $0.3 million of unamortized debt issuance costs, and an interest rate of 13.67% as of September 30, 2023. The partnership believes the carrying amount of its debt approximated fair value at both September 30, 2023 and December 31, 2022.

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
On August 11, 2023, the partnership distributed $10.8 million to unitholders of record as of August 4, 2023, related to the quarterly cash distribution of $0.455 per unit that was declared on July 20, 2023, for the quarter ended June 30, 2023.
On October 19, 2023, the board of directors of the general partner declared a quarterly cash distribution of $0.455 per unit, or approximately $10.8 million, for the quarter ended September 30, 2023. The distribution is payable on November 10, 2023, to unitholders of record at the close of business on November 3, 2023.
Assuming timely satisfaction or waiver of the closing conditions, the Merger is expected to close in the fourth quarter of 2023. As a result of the conversion and cancellation of Partnership Common Units in connection with the closing of the Merger, the partnership will no longer make quarterly distributions following the closing (other than distributions, if any, with a record date prior to the date of the closing).
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
Contractual Obligations and Commitments
In addition to debt, our material future obligations include certain lease agreements associated with our railcar fleet. Aggregate minimum lease payments under these operating lease agreements for future fiscal years as September 30, 2023 totaled $55.3 million. Refer to Note 9 – Commitments and Contingencies included in the notes to consolidated financial statements for more information.
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
Interest Rate Risk
We are exposed to interest rate risk through our term loan, which bears interest at variable rates. At September 30, 2023, we had $56.0 million outstanding under our credit facility. A 10% change in interest rates would affect our interest expense by approximately $0.8 million per year, assuming no changes in the amount outstanding or other variables.
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
Under the supervision and participation of our chief executive officer and chief financial officer, management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act and concluded that our disclosure controls and procedures were effective.
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
Because the Exchange Ratio is fixed and because the market price of GPRE Common Stock will fluctuate prior to the completion of the Merger, holders of Public Common Units cannot be sure of the market value of GPRE Common Stock that they will receive as part of the Merger Consideration relative to the value of the Partnership Common Units that they will exchange in connection with the Merger.
The market value of the Stock Consideration that GPP Unitholders will receive in the Merger will depend on the trading price of GPRE Common Stock at the Closing. Subject to any applicable withholding tax, the Exchange Ratio that determines the number of shares of GPRE Common Stock that holders of Public Common Units will receive in the Merger is fixed at 0.405 shares of GPRE Common Stock for each Partnership Common Unit they own. This means that there is no mechanism contained in the Merger Agreement that would adjust the number of shares of GPRE Common Stock that holders of Public Common Units will receive based on any decreases or increases in the trading price of GPRE Common Stock. Changes in per share or per unit price may result from a variety of factors (many of which are beyond Green Plains’ and the partnership’s control), including:

•changes in Green Plains’ or the partnership’s business, operations and prospects;
•changes in market assessments of Green Plains’ or the partnership’s business, operations and prospects;
•changes in market assessments of the likelihood that the Merger will be completed;
•changes in interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of GPRE Common Stock or Partnership Common Units; and
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which Green Plains and the partnership operate.
If the price of GPRE Common Stock at the Closing is less than the price of GPRE Common Stock on the date that the Merger Agreement was signed, then the market value of the Stock Consideration will be less than contemplated at the time the Merger Agreement was signed.
The Merger is subject to conditions, including some conditions that may not be satisfied on a timely basis, if at all. Failure to complete the Merger, or significant delays in completing the Merger, could negatively affect each party’s future business and financial results and the trading prices of shares of GPRE Common Stock and GPP Common Units.
The completion of the Merger is subject to a number of conditions. The completion of the Merger is not assured and is subject to risks. The Merger Agreement contains conditions, some of which are beyond the parties’ control, that, if not satisfied or waived, may prevent, delay or otherwise result in the Merger not occurring.
If the Merger is not completed, or if there are significant delays in completing the Merger, Green Plains’ and the partnership’s future business and financial results and the trading prices of shares of GPRE Common Stock and GPP Common Units could be negatively affected, and each of the parties will be subject to several risks, including the following:

•the parties may be liable for fees or expenses to one another under the terms and conditions of the Merger Agreement;
•there may be negative reactions from the financial markets due to the fact that current prices of shares of GPRE Common Stock and GPP Common Units may reflect a market assumption that the Merger will be completed; and
•the attention of management will have been diverted to the Merger rather than their own operations and pursuit of other opportunities that could have been beneficial to their respective businesses.
The date the holders of Public Common Units will receive the Merger Consideration depends on the completion date of the Merger, which is uncertain.
Completing the Merger is subject to several conditions, not all of which are controllable by Green Plains or the partnership. Accordingly, the date on which holders of Public Common Units will receive Merger Consideration depends on the completion date of the Merger, which is uncertain and subject to several other closing conditions.
The partnership may incur substantial transaction‑related costs in connection with the Merger. If the Merger does not occur, the partnership will not benefit from these costs.
The partnership expects to incur substantial expenses in connection with completing the Merger, including fees paid to legal, financial and accounting advisors, filing fees, written consent costs and printing costs. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.
If the Merger Agreement is terminated, Green Plains or the partnership may, under specified circumstances, be responsible for the terminating party’s expenses in an amount up to $5 million.
If the Merger Agreement is terminated, Green Plains or the partnership may, under specified circumstances, be required to make a payment of up to $5 million in respect of the terminating party’s expenses. If such termination expenses are payable, the payment of such termination expenses could have an adverse consequence to the financial condition and operations of the party responsible for such payment.
Certain executive officers and directors of the General Partner and Green Plains have interests in the Merger that are different from, or in addition to, the interests they may have as GPP Unitholders or GPRE Shareholders, respectively, which could have influenced their decision to support or approve the Merger.
Certain executive officers and directors of the General Partner own equity interests in Green Plains, receive fees and other compensation from Green Plains and will have rights to ongoing indemnification and insurance coverage by the surviving company that give them interests in the Merger that may be different from, or be in addition to, interests of a holder of Public Common Units.
Additionally, certain of Green Plains’ executive officers and directors beneficially own GPP Common Units and will receive the applicable Merger Consideration upon completion of the Merger, receive fees and other compensation from Green Plains and are entitled to indemnification arrangements with Green Plains that give them interests in the Merger that may be different from, or be in addition to, interests a holder of GPRE Common Stock may have as a GPRE Shareholder.
Financial projections of Green Plains and/or the partnership may not prove to be accurate.
In connection with the Merger, Green Plains and the partnership prepared and considered, among other things, internal financial forecasts for Green Plains and the partnership, respectively. These forecasts speak only as of the date made and will not be updated. These financial projections were not provided with a view to public disclosure, are subject to significant economic, competitive, industry and other uncertainties, and may not be achieved in full, at all or within projected time frames. In addition, the failure of businesses to achieve projected results could have a material adverse effect on the share price of the GPRE Common Stock and financial position following the Merger.
The Merger will be a taxable transaction to holders of Public Common Units and, in such case, the resulting tax liability of a holder of Public Common Units, if any, will depend on the unitholder’s particular situation. The tax liability of a holder of Public Common Units as a result of the Merger could be more than expected and could be more than the cash received pursuant to the Merger.

Holders of Public Common Units will receive shares of GPRE Common Stock and cash as consideration for the Merger. The exchange of GPP Public Common Units for GPRE Common Stock and cash will be treated as a taxable sale by holders of GPP Public Common Units for U.S. federal income tax purposes. In such case, as a result of the Merger, a holder of Public Common Units will recognize gain or loss for U.S. federal income tax purposes equal to the difference between such unitholder’s amount realized (which is, the sum of the fair market value of the shares of GPRE Common Stock and the Cash Consideration received in the Merger) and the unitholder’s adjusted tax basis in the GPP Public Common Units, which will be increased by the unitholder’s share of certain items related to business interest not yet deductible by such unitholder due to applicable limitations on the deductibility of such business interest. The amount of gain or loss recognized by each holder of Public Common Units in the Merger will vary depending on each unitholder’s particular situation, including the value of the shares of the GPRE Common Stock and the Cash Consideration received by each unitholder in the Merger, the adjusted tax basis in the GPP Public Common Units exchanged by each unitholder in the Merger, and the amount of any suspended passive losses that may be available to a particular unitholder to offset all or a portion of the gain recognized by the unitholder.
Because the value of any GPRE Common Stock received in the Merger will not be known until the Effective Time, a holder of Public Common Units will not be able to determine its amount realized, and therefore its taxable gain or loss, until such time. In addition, because prior distributions in excess of a holder of Public Common Units’ allocable share of the partnership’s net taxable income decreases the unitholder’s tax basis in its GPP Public Common Units, the amount, if any, of the prior excess distributions with respect to such GPP Public Common Units will, in effect, become taxable income to a unitholder if the aggregate value of the consideration received in the Merger is greater than the unitholder’s adjusted tax basis in its GPP Public Common Units, even if the aggregate value of the consideration received in the Merger is less than the unitholder’s original cost basis in its GPP Public Common Units. Furthermore, a portion of the amount realized, which amount could be substantial, will be separately computed and taxed as ordinary income to the extent attributable to “unrealized receivables,” including depreciation recapture, or to “inventory items” owned by the partnership and its subsidiaries. Consequently, a holder of Public Common Units may recognize both ordinary income and capital loss upon the exchange of GPP Common Units in the Merger even if there is a net taxable loss realized on the exchange of such unitholder’s GPP Public Common Units pursuant to the Merger. The deductibility of capital losses is subject to limitations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Directors may surrender units when restricted unit awards are vested to satisfy income tax withholding obligations.
The following table lists the units that were surrendered during the third quarter of 2023:

Period	Total Number of Shares Withheld	Average Price per Share
July 1 - July 31	538	$12.94
August 1 - August 31	—	—
September 1 - September 30	—	—
Total	538	$12.94
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

During the three months ended September 30, 2023, no director or officer of the partnership adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K .

Item 6. Exhibits.

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated September 16, 2023, by and among Green Plains Inc., GPLP Holdings Inc., GPLP Merger Sub LLC, Green Plains Holdings LLC and Green Plains Partners LP. (The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request.) (incorporated herein by reference to Exhibit 2.1 to the company's Current Report on Form 8-K filed September 18, 2023).

10.1
Amendment No. 3 to the Amended and Restated Credit Agreement, dated October 30, 2023, by and among Green Plains Operating Company LLC, as the Borrower, the guarantors identified therein, Argent Institutional Trust Company, as Administrative Agent and the other lenders party thereto (The schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request).

10.2
Support Agreement, dated September 16, 2023, by and among Green Plains Partners LP, Green Plains Inc., and the parties listed on the signature pages thereto (incorporated herein by reference to Exhibit 10.1 to the company's Current Report on Form 8-K filed September 18, 2023).

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
101
The following information from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

104	The cover page from Green Plains Partners LP Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN PLAINS PARTNERS LP
(Registrant)

	By:	Green Plains Holdings LLC, its general partner

Date: October 31, 2023	By:	/s/ Todd A. Becker
Todd A. Becker
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 31, 2023	By:	/s/ James E. Stark
James E. Stark
Chief Financial Officer
(Principal Financial Officer)